Form 10-K
period 2020-12-26
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2021-02-17
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 26, 2020

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 27, 2020, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $8,333,378,287. As of January 22, 2021, there were 49,776,227 shares of the registrant’s common stock outstanding, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders scheduled to be held on May 6, 2021, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 26, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2021 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR 2020

PART I
Item 1. Business
General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions, indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: trends in our business and industry; goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital limited partnerships, and opportunities for future similar arrangements; our cost structure; the impact of completed and in-process acquisitions and the timing of closing of in-process acquisitions; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis.
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
Corporate History
We began operating in 1947 and, since then, have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994 and we completed our initial public offering in 2000. Our stock is traded on the New York Stock Exchange under the symbol “CRL” and is included in the Standard & Poor’s 1000, MidCap 400 and Composite 1500 indices, the Dow Jones U.S. Health Care Index, the NYSE Arca Biotechnology Index, the NYSE Composite and many of the Russell indices, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA, 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us,” “the Company” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.
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
The development of new drugs requires a steadily increasing investment of time and money. Various studies and reports estimate that it takes between 10 to 15 years, up to $2.5 billion excluding time costs and exploration of between 10,000 and 15,000 drug molecules to produce a single Food and Drug Administration (FDA)-approved drug.
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
Our client base includes global pharmaceutical companies, a broad range of biotechnology companies, and many government agencies, hospitals and academic institutions around the world. In recent years, we have focused our efforts on improving the efficiency of our global operations to enhance our ability to support our clients. Our pharmaceutical and biotechnology clients are increasingly seeking full service, “one-stop” global partners to whom they can outsource more of their drug discovery and development efforts. It is estimated that the market for regulated safety assessment services is 60% outsourced or more, while emerging growth areas such as discovery and certain research model services are currently believed to be less outsourced.
We currently operate in over 100 facilities and in over 20 countries worldwide (excluding our Insourcing Solutions sites). Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to overcome many of the challenges of early-stage life sciences research. In 2020, our total revenue was $2.9 billion and our operating income from continuing operations, before income taxes, was $447.1 million.
We have three reporting segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing).
Through our RMS segment, we have supplied research models to the drug development industry since 1947. With over 150 different stocks and strains, we continue to maintain our position as a global leader in the production and sale of the most widely used rodent research model strains and purpose-bred rats and mice. We also provide a variety of related services that are designed to support our clients in the use of research models in drug discovery and development. We maintain multiple production centers, including barrier rooms and isolator facilities, on three continents (North America, Europe, and Asia). In 2020, RMS accounted for 19.6% of our total revenue and approximately 3,900 of our employees, including approximately 220 science professionals with advanced degrees. In addition, in 2020, we added new services in our Research Products business through the acquisition of HemaCare Corporation (HemaCare) and Cellero, LLC (Cellero).
Our DSA business segment provides services that enable our clients to outsource their innovative drug discovery research, their related drug development activities, and their regulatory-required safety testing of potential new drugs, vaccines, industrial and agricultural chemicals, consumer products, veterinary medicines and medical devices. The demand for these services is driven by the needs of large global pharmaceutical companies that have exceeded their internal capacity or that continue to transition to an outsourced drug development model, as well as by the needs of small biotechnology companies, chemical companies and non-governmental organizations that rely on outsourcing for most of their discovery, development and safety testing programs. These entities may choose to outsource their discovery, development and safety activities to reduce fixed costs and to gain access to additional scientific expertise and capabilities.

We are the largest provider of drug discovery, non-clinical development and safety testing services worldwide. We have extensive expertise in the discovery of clinical candidates and in the design, execution and reporting of safety assessment studies for numerous types of compounds including small and large molecule pharmaceuticals, industrial and agricultural chemicals, vaccines, consumer products, veterinary medicines, cell and gene therapies, biocides and medical devices. We currently provide discovery and safety assessment services at multiple facilities located in the United States (U.S.), Canada, and Europe. In 2020, our DSA segment represented 62.8% of our total revenue and employed approximately 11,600 of our employees including approximately 2,000 science professionals with advanced degrees.
Within our Manufacturing segment, we help ensure the safe production and release of products manufactured by our clients. Our Manufacturing Segment is comprised of three businesses: Microbial Solutions, Biologics Testing Solutions and Avian Vaccine Services. Our Microbial Solutions products and services businesses provide in vitro methods for conventional and rapid quality control testing of sterile and non-sterile pharmaceuticals and consumer products. Our Biologics Testing Solutions business provides specialized testing of biologics frequently outsourced by global pharmaceutical and biotechnology companies. Our Avian Vaccine Services business provides specific-pathogen-free (SPF) fertile chicken eggs, SPF chickens and diagnostic products used to manufacture vaccines. In 2020, Manufacturing accounted for 17.6% of our total revenue from continuing operations and approximately 2,000 of our employees, including approximately 180 science professionals with advanced degrees.
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
We provide our research models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies, other contract research organizations and many government agencies, hospitals, and academic institutions. We have a global footprint with production facilities strategically located in 8 countries, in close proximity to our clients. Our research models include commonly used laboratory strains, disease models and specialized strains with compromised immune systems, which are in demand as early-stage tools in the drug discovery and development process.
The research models we supply have been, and continue to be, some of the most extensively used in the world, largely as a result of our geographic footprint and continuous commitment to innovation and quality. Our research models are bred and maintained in controlled environments, which are designed to ensure that the models are free of specific viral and bacterial agents and other contaminants that can disrupt research operations and distort scientific results. With our production capabilities, we are able to deliver consistently high-quality research models worldwide.
Our research models include:
•inbred, which are bred to be homogeneous;
•hybrid, which are the offspring of parents from two different genotypes;
•outbred, which are purposefully bred for heterogeneity;
•spontaneous mutant, whose genotype results in a naturally occurring genetic mutation (such as immune deficiency); and
•other genetically modified research models, such as knock-out models with one or more disabled genes and transgenic models.
Certain of our research models are proprietary rodent models used to research treatments in several therapeutic areas. We are also a premier provider of high quality, purpose bred, SPF large research models to the biomedical research community.
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
Genetically Engineered Models and Services. We create, breed and maintain research models required by our clients for biomedical research activities. The creation of a genetically engineered model (GEM) is a critical scientific event, but it is only the first step in the discovery process, and our scientists can advise clients on how to efficiently create custom models utilizing in-licensed technologies and approaches to modify the genome. Through our phenotyping platforms, we can also design and conduct the relevant studies and tests allowing characterization of the generated models. Productive utilization of GEMs requires significant additional technical expertise in order to properly support basic and early discovery research. We provide breeding expertise and colony expansion, quarantine, health and genetic testing and monitoring, germplasm cryopreservation and rederivation, including assisted reproduction and model creation. Our team of project managers is supported by a proprietary, technologically advanced Internet Colony Management (ICM™) system that allows for real-time data exchange. We provide these services to clients around the world, including pharmaceutical and biotechnology companies, hospitals, universities, and government agencies.
Insourcing Solutions. We manage the research operations of government entities, academic organizations and commercial clients (including recruitment, training, staffing and management services) both within our clients’ facilities and utilizing our Charles River Accelerator and Development Lab (CRADL™) option, in which we lease space to our clients. Some research institutions prefer to retain certain elements of their research in-house, while outsourcing staffing and management, thus driving demand for our services. We believe that our expertise in early-stage drug research, and in particular research model care, scientific and technical support, facility operations, and discovery and development services, enhances the productivity and quality of our clients’ research programs.
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
Research Products. Our Research Products business provides human-derived cellular materials used in the development of production of cell therapies. The business supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. Research Products supports biotechnology and pharmaceutical companies, academic institutions and other research organizations who rely on high-quality, viable and functional human primary cells and blood components for biomedical and drug discovery research and cell therapy development.
In August 2020, we acquired Cellero, a provider of cellular products for cell therapy developers and manufacturers worldwide as part of our Research Products business. The addition of Cellero enhances our unique, comprehensive solutions for the high-growth cell therapy market, strengthening the ability to help accelerate clients’ critical programs from basic research and proof-of-concept to regulatory approval and commercialization.
Discovery and Safety Assessment
Our DSA segment is comprised of two businesses: Discovery Services and Safety Assessment. We currently offer regulated and non-regulated DSA services, including in vitro and in vivo studies, laboratory support services, and strategic non-clinical consulting and program management to support product development.
Discovery Services. We offer a full spectrum of discovery services from identification and validation of novel targets, chemical compounds with actual or potential intellectual property value through to delivery of non-clinical drug and therapeutic candidates ready for safety assessment. Our Discovery Services business includes Early Discovery and In Vivo and In Vitro Discovery businesses to streamline and enhance the integrated support we can provide for clients’ drug discovery programs. This seamless discovery organization allows us to better engage with clients at any stage of their drug discovery programs and support their complex scientific needs. Our discovery services business unit focuses on all of the major therapeutic areas, with a strategic focus on oncology, immunology and neuroscience. We believe there are growing opportunities to assist our clients in a variety of drug discovery applications and platforms from target discovery to candidate selection and across the full range of modalities, including small molecules and large molecules and cell and gene therapy candidates.
Early Discovery. We are a global leader in integrated drug discovery services. Our full suite of service offerings, together with our knowledge and expertise, allows us to support our clients at the earliest stages of their research, including the design and implementations of their research programs, and to stay with them through the entire drug discovery process. Our Early Discovery service capabilities include:
•target discovery and validation;
•target deconvolution through proteomics;
•hit identification and optimization to deliver candidate molecules, including computer-aided drug design;
•early nonclinical pharmacokinetic and pharmacodynamic studies, transporter-mediated drug-drug interaction, and in vitro and in vivo assays to assess mechanism, bioavailability and metabolism as required for regulatory approval of new drugs; and
•target engagement biomarker development to support non-clinical and potentially downstream clinical studies.
Additionally, we offer ion channel and drug transporter testing for both discovery and non-clinical purposes, as well as genome editing services.
We provide these services at our clients’ laboratories with Charles River scientists as part of an insourcing service model. Through strategic partnerships, we also offer a human antibody discovery and development platform, an artificial intelligence drug design platform and a human stem cell model platform.
In Vivo and In Vitro Discovery Services. In vivo Discovery Services are essential in early stage, non-clinical discovery research, and are directed at the identification, screening, optimization and selection of effective therapeutic agents in pharmacology models. These in vivo activities typically extend anywhere from 1 to 3 years in conventional pharmaceutical R&D timelines. Our offerings include businesses that provide critical data to advance novel therapeutics, as well as drug transporter assays and kits. We offer R&D expertise, capabilities and services globally to accelerate our clients’ drug discovery pipelines from lead generation to candidate selection. We complement and extend clients’ capabilities and expertise to improve their decision-making, increase their flexibility, and reduce their internal costs and product development timelines. In addition, we provide a growing portfolio of in vitro assays in support of lead optimization to candidate selection activities. Examples of this include early pharmacokinetic and pharmacodynamic studies and in vitro assays to assess mechanism, bioavailability, metabolism, efficacy, pharmacology and safety.
In December 2020, we acquired Distributed Bio, a next-generation antibody discovery company. The acquisition expands Charles River’s scientific capabilities with an innovative, large-molecule discovery platform. The transaction combines Distributed Bio’s antibody libraries and immuno-engineering platform with our extensive drug discovery and non-clinical development expertise to create an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development.
Safety Assessment. We offer a full range of safety assessment studies required for regulatory submission on a global basis in the pharmaceutical, biotechnology, industrial chemical, agrochemicals, consumer products, veterinary medicines and medical devices industries. Our safety assessment business also provides expertise in a variety of therapeutic areas, as well as the development of surgically implanted medical devices.
Toxicology. We offer a broad offering of in vitro and in vivo capabilities and study types designed to identify possible safety risks as well as a broad offering of in vitro and in vivo studies in support of general toxicology (acute, sub-acute and chronic studies), genetic toxicology, safety pharmacology and carcinogenicity bioassays that are required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies for potential human therapeutics. We have expertise in the design and execution of development programs in support of a broad diversity of therapeutic modalities. We also support safety studies to test industrial chemical, agrochemicals, consumer products, veterinary medicines and medical devices. For human pharmaceutical candidates, once a lead candidate is selected, toxicology studies are required to support clinical trials in humans and for regulatory approval. These toxicology studies focus on assessing the safety of the potential therapeutic to determine if administration to humans might cause any unintended harmful effects. For new chemicals, industrial chemicals, agrochemicals, veterinary medicines, consumer products and medical devices, safety studies are performed to identify potential hazards to humans and the environment and are required for regulatory registration. Toxicology studies performed for any of these compounds are typically performed using in vitro and in vivo research models to identify any potential adverse effects that a compound has on an organism over a variety of doses and over various time periods of exposure.
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
Safety Pharmacology. Our clients are also required to conduct an assessment of Safety Pharmacology. This suite of studies is used to determine any effects on the vital organ systems of the body - cardiovascular, respiratory and CNS. Along with heart rate and blood pressure measurements, the cardiovascular assessment will also assess if the test article has the potential to alter cardiac ion channel currents and prolong the cardiac QT interval of the electrocardiogram. Additionally, effects on the central nervous system (CNS) and respiratory systems are assessed to complete the battery of studies to evaluate the vital organ systems of the body. Supplemental studies can also be performed to assess the renal, gastrointestinal and autonomic nervous systems, as well as, dependency potential. We have in vitro, ex vivo and in vivo assays and perform the screening prior to the commencement of first-in-human clinical trials. Our capabilities can also be used to investigate the mode of action behind an adverse effect found in a safety assessment study.
Bioanalysis, Drug Metabolism and Pharmacokinetics. In support of non-clinical drug safety testing and new chemical development, our clients are required to demonstrate appropriate stability in the collected biological sample, pharmacokinetics of their drug or compound in circulation, the presence of metabolites and, in the case of biologics, the presence or absence of anti-drug antibodies. We have scientific expertise in the sophisticated bioanalytical techniques required to satisfy these requirements for many drugs and chemicals. Once analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug or chemical and complete an evaluation of the biologic disposition of the drug or chemical and its potential metabolites. Pharmacokinetics refers to the understanding of what the body does to a drug or compound administered at therapeutic dose levels, including the process by which the drug is absorbed, distributed in the body, metabolized and excreted. Toxicokinetics refers to the same understanding as applied at higher doses that may result in adverse effects. These studies are routinely required for the full non-clinical assessment of the disposition of the drug or chemical and the results are used in the safety evaluation of the compound. After performing sample analysis in support of non-clinical studies, we also support the clinical bioanalysis required in clinical trials for drug development.
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
Manufacturing Support
Our Manufacturing Support segment is comprised of three businesses: Microbial Solutions, Biologics Testing Solutions and Avian Vaccine Services.
Microbial Solutions. Our Microbial Solutions business provides in vitro methods for conventional and rapid quality control testing. The products and services are provided by our Endosafe®, Celsis® and Accugenix® businesses, which produce, globally distribute and service a comprehensive portfolio of endotoxin testing, microbial detection and identification kits, reagents, instruments, software, accessories, and laboratory services to a broad range of companies manufacturing and releasing products from the pharmaceutical, biotechnology and consumer products companies, including the dairy, food and beverage markets through a strategic partnership. Our Endosafe® business provides lot release testing of medical devices and injectable drugs for endotoxin contamination. Our Celsis® business provides rapid microbial detection systems for lot release testing as well as raw materials and in-process for quality control testing in the pharmaceutical, medical device and consumer products industries. Our Accugenix® business provides state-of-the-art microbial identification services and products for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries. We expect our comprehensive portfolio of offerings and global network of laboratories to drive increased adoption of our quality control testing solutions across both sterile and non-sterile applications.
Endosafe®. We are a market leader in endotoxin testing products and services, which are used for FDA-required quality control testing of injectable drugs and medical devices, their components, and the processes by which they are manufactured. Endotoxin testing is an in vitro process that uses a processed extract from horseshoe crabs, known as limulus amebocyte lysate (LAL). The LAL test is the first and most successful FDA-validated alternative to an in vivo test to date. Generally, the extraction of the raw materials for LAL does not harm the crabs, which are subsequently returned to their natural ocean environment. We have worked closely with the Department of Natural Resources to protect the horseshoe crab and, in the regions where those protections are in place, the horseshoe crab population is growing. We are a market leader in endotoxin testing products and services, which are used for FDA-required quality control testing of injectable drugs and medical devices, their components, and the processes by which they are manufactured.
One of the primary growth drivers in our Microbial Solutions business is our FDA-approved line of next-generation endotoxin testing products. This line is based on the Endosafe Portable Testing System (Endosafe® -PTS™) technology, which allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi-cartridge system) and the first fully automated robotic system developed specifically for high-volume endotoxin testing, Endosafe®-Nexus, to satisfy the demand of our clients who require higher sample throughput. We have seen expanded use of this rapid endotoxin testing technology as clients transition from traditional methods to our rapid cartridge technology and are seeking to meet data integrity requirements with our automated systems and software solutions.
Celsis®. The Celsis® reagents and instrument systems are used for in-process and product-release testing to help ensure the safe and efficient manufacture of pharmaceutical and consumer products. Celsis® products utilize bioluminescence technology for the rapid detection of microbial contamination delivering definitive results for some applications as fast as 24 hours. The product range includes reagent kits, instruments, software and services. The Celsis Advance II™ and Celsis Accel™ instruments and software automate the for rapid microbial detection. We recently launched a suite of products focused on sterility testing. Sterility testing is required prior to the release of sterile injectable products. The legacy method required a 14-day sample incubation period and was subjective. Using the Celsis® protocol and instrumentation, clients can detect contamination within 6 days and make definitive product release decisions. In 2020, we launched the Celsis Complete™ and Celsis Advantage™ services. The Celsis Complete™ services supply both the documentation and testing required as part of a client sterility technology validation process. This assists customers to complete their validation process very quickly without utilizing their own personnel resources. The Celsis Advantage product supplies the required documentation needed for the clients to conduct their own internal validation.
Accugenix®. Our Accugenix® global lab network is the premier provider of ISO17025-accredited contract microbial identification services. Accugenix® is an industry leader in species-level identification and strain typing of bacteria and fungi that are recovered from manufacturing facilities. Utilizing state-of-the-art and proprietary technologies, coupled with scientific expertise and analysis from a network of nine global labs, Accugenix® excels in providing accurate, timely, and cost-effective microbial identification services and products required to meet internal quality standards and government regulations.
Biologics Testing Solutions. We perform specialized testing of biologics frequently outsourced by pharmaceutical and biotechnology companies globally. Our laboratories in the U.S., Germany, Ireland and France provide timely and regulatory-compliant services in the areas of analytical, molecular biology, virology, cell-based bioassays, bioanalysis, immunochemistry, microbiology, cell biology, in vivo studies and related services. We provide analytical characterization, lot release and safety testing support for chemistry, manufacturing and controls and investigational new drug (IND) filings and confirm that biomanufacturing of clinical drug candidates and commercial drugs are consistent, correctly defined, stable and essentially contaminant free. This testing is required by the FDA, EMA and other international regulatory authorities for our clients to obtain new drug approvals, to maintain government-licensed manufacturing facilities and to manufacture and release market-approved therapeutic products for patient treatment.
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

Large, Global Partner. We believe there is an important advantage in being a full service, high-quality provider of research models and associated services, discovery and non-clinical in vivo and in vitro services and manufacturing support on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work. They frequently chose to partner with large Tier 1 CROs like Charles River, who can offer clients support across the early-stage drug research process as a result of broader portfolios and experience in project management. This includes extensive scientific, technical and therapeutic area expertise, real-time access to data through secure portals, provision of data in sponsor-specific formats for data warehousing needs, accelerated reporting, reduced standard reporting timelines and industry-leading Standard Exchange of Non-Clinical Data (SEND) capabilities, a global footprint, streamlined and simplified processes and communications, including professional project and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred provider, thereby enabling us to build broader and deeper long-term strategic relationships with our clients.
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
Global biopharmaceutical companies are continuing to make the decision to outsource more significant tranches of their drug discovery, development and manufacturing processes. Over the past few years, we have entered into strategic relationships with leading global biopharmaceutical companies and expanded existing preferred provider agreements with other leading global biopharmaceutical companies. We also continue to broaden and extend our relationships with other research institutions across the portfolio.
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
We believe it is critical to participate in the strategic partnering process because these relationships are likely to extend for multiple years and drive pull-through across our portfolio. Furthermore, both the client and the CRO invest heavily in the initial phases of the relationship to successfully transfer work streams and establish governance processes. Given this investment, clients are less likely to change CROs at the conclusion of the initial relationship. Because of this strategy, we have been successfully renewing the majority of our strategic partnerships.
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

We intend to continue to broaden the scope of the products and services that we provide across the drug discovery and early-stage development continuum primarily through internal development, and, as needed, through focused acquisitions and alliances. While the COVID-19 pandemic interfered with the desired pace of these transactions in 2020, acquisitions, such as our acquisitions of CTL International (Citoxlab) in fiscal 2019, HemaCare and Cellero in fiscal 2020, and Distributed Bio in fiscal 2021, are an integral part of our growth strategy, both to expand our portfolio and broaden our geographic footprint. We are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing shareholder value, typically including the achievement of a hurdle rate for return on invested capital above our weighted average cost of capital.
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
Clients
Our clients consist primarily of all of the major biopharmaceutical companies; many biotechnology, agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions and government agencies. We have stable, long-term relationships with many of our clients. During 2020, no single commercial client accounted for more than 2% of our total revenue and no single client accounted for more than 10% of the revenue of any of our three business segments.
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
•For RMS, we have five main competitors of which one is a government funded, not-for-profit entity; one is privately held in Europe and three are privately held in the U.S.
•For DSA, both our Discovery Services and Safety Assessment businesses have numerous competitors. Discovery Services has hundreds of competitors, but three main competitors: two are public companies in China and one is a public company in Europe. Safety Assessment has dozens of competitors of varying size, but one main competitor that is a division of a large public company in the U.S. Our DSA segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.
•For Manufacturing, each of our underlying businesses has several competitors. Microbial Solutions has four main competitors, of which three are public companies in Europe and one is a private company in the U.S. In addition to many smaller competitors, Biologics has five main competitors, of which four are public companies in Europe and one is a public company in China. Avian has one main competitor to its SPF eggs business, which is a private company in Europe, and numerous competitors for specialized avian laboratory services.
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
Human Capital Resources
As of December 26, 2020, we had approximately 18,400 employees (including approximately 2,400 science professionals with advanced degrees, including Ph.D.s, D.V.M.s and M.D.s). Our workforce was distributed geographically approximately as follows: 63% in North America, 30% in Europe, and 7% in Asia, and less than 1% in any other region.
In order to support, attract and retain such great talent, we provide our employees with opportunities for skill building and career advancement. Our talent management approach is highly collaborative, encourages ownership, and provides the opportunity for everyone to contribute and develop through regular performance conversations, annual goal setting, ongoing coaching and feedback. Furthermore, we have created a global learning strategy that includes technical training, mentoring and coaching programs, tuition reimbursement, rotational programs, leadership development programs, and on-the-job training. In fiscal 2020, we hired over 3,700 people and our voluntary turnover was below 9%.
In addition to growth opportunities, we strive to attract, motivate, and retain top talent by providing competitive compensation programs while rewarding outcomes and behaviors that align with our performance, culture, and values. Pay equity audits are performed in countries where they are legally required, and we are embarking on a larger pay equity analysis as part of our continuing efforts to be competitive in the marketplace. Furthermore, we continue to build on a global job architecture that allows for aligning pay by job role with market rates and serves as a career path tool to encourage a culture of upward mobility.
We also promote a healthy and safe workplace for our employees. We maintain a Global Policy on Safety & Sustainability and, as part of our efforts to promote our goals of working safely and sustainably, in early 2020 we implemented a management systems approach to improve our safety performance, which involves both employee and management engagement in and ownership of our site-level environment, health, safety, and sustainability programs globally. At every Charles River site globally, we have health and safety leaders that promote employee health and safety and keep site management engaged in their health and safety programs.
The COVID-19 pandemic has further underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions to protect its workforce so they can more safely and effectively perform their work. Charles River established a global crisis management team, which includes a team of internal and external experts who have been closely monitoring the COVID-19 outbreak and its impact on employee safety and our business operations. As we navigate the pandemic and focus on keeping people safe, we continue to establish stringent safety protocols at our operating sites. As always, our goal is to provide a safe work environment for our employees, while still meeting our client’s needs for their research solutions. Our global and site business continuity plans are comprehensive, active, and continuously updated as we continue to meet requirements for planned and new projects, including work supporting COVID-19 research efforts.
We are also committed to cultivating a welcoming and inclusive environment. Operating in over 100 facilities and in over 20 countries worldwide (excluding our Insourcing Solutions sites), we believe in treating our employees and prospective talent with dignity, decency, and respect. We recognize that employee diversity contributes to a more innovative workforce and see diversity and inclusivity as a strength for our business. Our commitment to equality spans across all employment-related decisions, from hiring and promotions, to transfers and compensation and career development programs. Our goal is to continue to build a talented workforce reflective of the global communities in which we live and work, and it is critical that our people feel like valued members of our Company. We believe that we have taken positive steps to promote a sense of belonging for our employees in the workplace by building a Diversity, Equality & Inclusion team and council; expanding diversity representation at our Board level; centralizing diversity and inclusion resources for our employees; facilitating senior leadership training on cultural differences, anti-harassment and anti-discrimination, unconscious bias, and micro-inequities; and rolling out a Diverse Interview Panel initiative. We look forward to continuing to make additional progress, including expanding education, allyship, and integrating diversity and inclusion into our client, supplier, and business strategies. As of December 26, 2020, women made up approximately 59% of our global workforce, 58% of our U.S. workforce and 33% of our global leadership positions, defined as positions carrying the title of Vice President or higher. From our U.S. workforce, 25% identified as racial and ethnic minorities.
Our employees are not unionized in the U.S. Employees at some of our European facilities are represented by works councils, employee representative groups and/or unions, which is consistent with local customs for our industry. We collaborate with the works councils and believe we have good relationships with our employees.

Backlog
Our backlog for our RMS, DSA and Manufacturing reportable segments was $167.6 million, $1.4 billion and $79.2 million, respectively, as of December 26, 2020, as compared to $128.7 million, $1.0 billion and $65.4 million, respectively, as of December 28, 2019. Related services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client’s intention to proceed. Canceled studies or projects are removed from backlog.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies or projects that are included in December 26, 2020 backlog may be completed in 2021, while others may be completed in later years). Second, the scope of studies or projects may change, which may either increase or decrease their value. Third, studies or projects included in backlog may be subject to bonus or penalty payments. Fourth, studies or projects may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements, or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We may not be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.
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
We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) and similar agencies in other countries such as Europe, China and Japan for the care, handling and use of regulated species and birds bred for research. With the exception of one facility acquired as part of the Cellero acquisition, our DSA and RMS facilities in North America and Europe are either accredited or in the process of initiating accreditation by AAALAC International, a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs.
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
All of our sites are subject to licensing and regulation, as appropriate under international treaties and conventions, including national, regional and local laws relating to:
•the surface and air transportation of chemicals, biological reagents and laboratory specimens;
•the handling, use, storage and disposal of chemicals (including narcotics and psychotropic drugs), biological reagents, laboratory specimens, hazardous waste and radioactive materials;
•the procurement, handling, use, storage and disposal of human cells, tissues and cellular and tissue-based products for research purposes;
•the safety and health of employees and visitors to our facilities; and
•protection of the environment and general public.
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
While we expect that capital expenditures will be necessary to ensure that our existing sites remain in compliance with government regulations, at this point we do not expect these expenditures to materially differ than our historical experience.
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
James C. Foster, age 70, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named Chief Executive Officer and President in 1992 and our Chairman in 2000.
William D. Barbo, age 60, joined us in 1982 as a laboratory technician. Between 1982 and 2005, Mr. Barbo served in a variety of positions of increasing responsibilities. He was named Corporate Vice President of Research Models and Services in 2005, Corporate Senior Vice President of Global Sales and Marketing in 2010, and Corporate Executive Vice President and Chief Commercial Officer in October 2016.
Victoria Creamer, age 51, joined us in 2019 as Senior Vice President, Chief People Officer. In 2020, Ms. Creamer was promoted to Corporate Executive Vice President. Prior to joining the Company, Ms. Creamer served in senior management human resource positions at each of ITT and IBM.
Birgit Girshick, age 51, joined us in 1989 and originally held positions of increasing responsibility in our RMS Germany and RMS Avian Vaccine businesses. In 2004, Ms. Girshick was promoted to General Manager of the RMS Avian Vaccine Services business. She was named Executive Director, RMS Process Improvement in 2009, and Corporate Vice President, Global Biopharmaceutical Services in 2010. In 2013, Ms. Girshick was promoted to Corporate Senior Vice President, Research Models and Biologics Testing Solutions. In 2016, Ms. Girshick was tasked with leading the integration of WIL Research into our Safety Assessment business. Also, in 2016, Ms. Girshick assumed the role of Corporate Senior Vice President, Global Discovery Services. In February 2018, Ms. Girshick was appointed Corporate Executive Vice President, Global Discovery and Safety Assessment and in August 2018, additionally took on responsibility for our Biologics Testing Solutions and Avian Vaccine Services business.
Joseph W. LaPlume, age 47, joined us in 2005 as Senior Corporate Counsel. He became Deputy General Counsel in 2010, Vice President, Corporate Development in 2011, Senior Vice President in 2014 and Corporate Executive Vice President, Corporate Development and Strategy in January 2019. In his current role, he oversees all aspects of strategic planning and corporate development activities across business segments and geographies. Prior to joining us, Mr. LaPlume was a corporate lawyer at GTECH Corporation and in private practice at the law firms of Mintz Levin and Goulston & Storrs.
David R. Smith, age 55, has served as our Corporate Executive Vice President and Chief Financial Officer since August 2015. He joined us as Corporate Vice President, Discovery Services through our acquisition of Argenta and BioFocus from Galapagos NV in March 2014 and was promoted to Corporate Senior Vice President, Global Discovery Services, in October 2014. At Galapagos, he served in various capacities, including as Chief Executive Officer of its Galapagos Services division and as Chief Financial Officer. Mr. Smith served as Chief Financial Officer for Cambridge University Hospitals from 2007 to 2013. Mr.

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
Business and Operational Risks
The COVID-19 pandemic is dynamic and expanding. The continuation of this outbreak may have, and the emergence of other epidemic or pandemic crises could have, material adverse effects on our business, results of operations, or financial condition.
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
•reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to declines in global financial markets, including to the prices of publicly-traded equity securities of us, our peers and of listed companies generally;
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
Our counterparties (including our clients who are competitors) may elect to terminate their agreements with us for various reasons including: the invocation of force majeure clauses, or the legal doctrines of impossibility or impracticability (or other similar legal doctrines), as a result of the COVID-19 pandemic; the products being tested fail to satisfy safety requirements; unexpected or undesired study results; production problems resulting in shortages of the drug being tested; a client’s decision to forego or terminate a particular study; our competitors’ establishment of alternative distribution channels; dissatisfaction with our performance under the agreement; the loss of funding for the particular research study; or general convenience/counterparty preference. If a counterparty terminates a contract with us, we are typically entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, termination fees; however, in many cases we are not entitled to any termination fees in the event of a termination. Cancellation of a large contract or proximate delay, cancellation or conclusion of multiple contracts could materially adversely affect our business and, therefore, may adversely affect our operating results.
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
During the last two decades, we have steadily expanded our business through numerous acquisitions, including our recent acquisitions of HemaCare, Cellero and Distributed Bio and our recently announced planned acquisition of Cognate BioServices, Inc. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions.
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
If an acquired business, technology or an alliance does not meet our expectations, our results of operations may be adversely affected. Some of the same risks exist when we decide to sell a business, site or product line. In addition, divestitures could involve additional risks, including the following: difficulties in the separation of operations, services, products, and personnel; diversion of management’s attention from other business concerns; and the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture.
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
Our business is subject to risks relating to operating internationally, including changes in foreign currency exchange rates.
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

•potentially negative consequences from changes in U.S. and/or foreign tax laws, or interpretations and enforcement thereof, notably tax regulations issued and to-be-issued with respect to U.S. Tax Reform and the EU Anti-Tax Avoidance Directives I and II, and the creation of the Joint Chiefs of Global Tax Enforcement;
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
We depend on our customers and facilities for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic (including the COVID-19 pandemic), epidemic or outbreak of a disease, hurricanes, fire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. As described herein, the COVID-19 pandemic has already, and will continue to, materially disrupt our operations, though the full extent of such impact remains uncertain. Such disruptions could include significant delays in the shipments of our products, reduce our capacity to provide services, adversely impact unique manufacturing capabilities, result in our customers’ inability to pay for our products or services and, ultimately, result in the loss of revenue and clients. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us or our customers could have a significant negative impact on our operations and financial performance.
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
Industry Risk Factors
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
Our clients include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on molecules in the non-clinical phases of R&D (and in particular discovery and safety assessment) and to outsource the products and services we provide. Furthermore, our clients (particularly larger biopharmaceutical companies) continue to search for ways to maximize the return on their investments with a focus on lowering R&D costs per drug candidate. Fluctuations in the expenditure amounts in each phase of the R&D budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. R&D budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities (including available resources of our biotechnology clients, particularly those that are cash-negative, who may be highly focused on rationing their liquid assets in a challenging funding environment), general economic conditions, institutional budgetary policies and the impact of government regulations, including potential drug pricing legislation. Available funding for biotechnology clients in particular may be affected by the capital markets, investment objectives of venture capital investors and priorities of biopharmaceutical industry sponsors. For additional discussion of the factors that we believe have recently been influencing R&D budgets at our clients, please see the sections entitled “Our Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
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
We depend on a limited international source of supply for certain products, such as large research models. Disruptions to their continued supply from time to time arise from health problems (including as a result of the COVID-19 pandemic and the spread of other diseases), export or import laws/restrictions or embargoes, tariffs, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition among suppliers for models, disruptions to the air travel system, activist campaigns, commercial disputes, supplier insolvency, geopolitical disputes, measures intended to slow the spread of COVID-19 or other ordinary course or unanticipated events. Any disruption of supply could materially harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms. For example, as with other industry participants, certain of our activities rely on a sufficient supply of large research models, which has seen increasing demand as compared to supply in 2020 and into 2021 due to a variety of factors. First, the surge of research relating to COVID-19 has increased short term demand. Second, China supplies a significant portion of certain critical large research models, which have been subject to geographic export restrictions applicable to many animal species since the beginning of the COVID-19 pandemic. While we continue to take steps to find alternative supply channels and lock in supply with preferred sources through multi-year and/or minimum commitment contracts, such mitigating efforts may not prove successful at ensuring a steady and timely supply or may require (and in the past have required) us to pay significantly higher prices for such products during periods of global shortage or restrictions on the transportation of products. Limited global supply or regional restrictions on transportation for certain products may require us to source products from non-preferred vendors, which may not be successful. In addition, reductions in global air transportation routes may result in sourcing alternative transportation at an increased cost. An inability to obtain a sufficient and timely supply of critical products could adversely affect our business, financial results and results of operations.
Further, our Research Products business depends on the availability of appropriate donors. As a result of the COVID-19 pandemic and the impact of measures intended to reduce the spread of COVID-19, we temporarily suspended blood donations at one of our Research Products facilities. Regulations intended to reduce the risk of introducing infectious diseases in the blood supply (including COVID-19) could also result in a decreased pool of potential donors or integrity of inventory. Due to any pandemic, epidemic or outbreak in one or more regions in which our Research Products business operates, the portion of the donor pool that typically donates may be unable, or unwilling to donate, thereby significantly reducing the availability of research products upon which we rely. In addition, health and healthcare concerns among the public may result in a decline in donations. If donor participation declines, we may not be able to reduce costs sufficiently to maintain profitability of the Research Products business.
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
The scientific and research communities continue to develop methods to improve cellular and animal model systems that would increase the translation to human studies and vice-versa and possibly replace or supplement the use of traditional living animals in biomedical research. Some companies have developed techniques in these areas that may have scientific merit to improve translation between species. In addition, technological improvements to existing or new processes, such as imaging and other translational biomarker technologies, could result in the refinement and utility for the number of animal research models necessary to improve the translation from non-clinical to clinical studies. Further, some companies are developing synthetic alternatives to LAL, which is derived from live animals. It is our strategy to explore new technologies to refine and potentially reduce the use of animal models and animal derived products as new in vitro methods become validated. However, we may not be able to develop new products, inputs or processes effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models, inputs or processes with characteristics different than the ones that we produce, and that may be viewed as more desirable by some of our clients.
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
Legal & Regulatory Risk Factors
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
We are required to comply with the data privacy and security laws in many jurisdictions. For example, we are required to comply with the European Union (EU) General Data Protection Regulation (GDPR), which became effective on May 25, 2018 and imposes heightened obligations and enhanced penalties for noncompliance (including up to four percent (4%) of global revenue). The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR may have a significant adverse effect on our business and operations. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal data from the EU to the US, including the invalidation of the EU-US Privacy Shield Framework in July 2020 and proposed updates to the EU standard contractual clauses in November 2020. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Additionally, following the United Kingdom’s withdrawal from the EU, we will have to comply with the EU GDPR and the GDPR as implemented in the United Kingdom. The relationship between the United Kingdom and the EU with respect to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
The California Consumer Privacy Act (CCPA) became effective January 1, 2020. The CCPA creates new transparency requirements for companies and grants California residents several new rights with regard their personal information. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California voters recently approved the California Privacy Rights Act (CPRA) which modifies the CCPA and will impose additional data protection obligations on companies doing business in California, including granting additional privacy rights to consumers and creating a new state privacy regulator. While the CPRA will not take effect until January 2023, it may impact our business activities and require compliance costs that adversely affect business, operating results, prospects and financial condition.
We have made changes to, and investments in, our business practices and will continue to monitor developments and make appropriate changes to help attain compliance with these evolving and complex regulations. Additionally, while collecting research products from donors, we may collect, use, disclose, maintain and transmit donor information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, transmission or confidentiality of patient-identifiable health information. Failure to comply with these laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions that could have a material adverse effect on our business.
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

Changes in U.S. and International Tax Law or material changes in our stock price could have a material adverse impact on our effective tax rate.
In 2017, significant U.S. tax law changes from the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) went into effect and reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions and credits, limited the ability of U.S. corporations to deduct interest expense and allowed for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, U.S. Tax Reform required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. There remain certain provisions enacted as part of U.S. Tax Reform which still require clarification and guidance from the Internal Revenue Service (IRS) and Treasury Department. These or other changes in US. tax laws could impact our profits, effective tax rate and cash flows.
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
Further, we generally receive a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock and performance share units held by employees. The stock price, timing and amount of the vesting and exercising of share-based compensation could adversely impact our effective tax rate.
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
The first stage of the U.K.’s withdrawal from the European Union (“Brexit”) took place on January 31, 2020, when the U.K. left the European Union and entered a transition phase. During the transition phase, the U.K. engaged in negotiations with the European Union on the terms of its future trading and other relationships with the European Union. The scope and timing of these negotiations created significant uncertainty. The timing of the agreement reached between the U.K. and the European Union at the end of 2020 continues that uncertainty and, given the need to understand the implications of the agreement and the formalities required in respect of the U.K.’s future relationship with the European Union, we have formed a committee (comprised of senior managers across our business functions) to address key risks among four main themes: (1) trade and customs, (2) employees and immigration, (3) strategy and business planning and (4) legislative changes. That committee will continue until the situation is clarified.
Notwithstanding the agreement reached the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure and additional VAT requirements. These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. Although we are undertaking efforts to mitigate those risks within our control, a failure to adequately mitigate such risks or other factors outside our control could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.”
Our by-laws designate the state courts located in the State of Delaware as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company's stockholders and may discourage lawsuits with respect to such claims.
Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company’s certificate of incorporation or the Company’s by-laws (in each case, as they may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state court located within the state of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). However, this exclusive forum provision will not apply to suits brought under the federal securities laws for which the federal courts have exclusive jurisdiction. If a court were to find the choice of forum provision contained in our by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition. Furthermore, although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.
Labor & Employment Risk Factors
We depend on key personnel and may not be able to retain these employees, which would harm our business.
Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer and President since 1992 and Chairman since 2000, has held various positions with us for four decades. While we entered into an employment agreement with Mr. Foster in 2018, most members of our senior management do not have employment agreements except in jurisdictions outside of the United States where employment contracts are common for most employees. If Mr. Foster or other members of senior management do not continue in their present positions, our business may be adversely impacted.
If we are unable to attract, hire or retain key team members or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations
Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific, technical and managerial personnel. While we have a strong record of employee retention, and we strive to reduce the impact of the potential loss of existing employees by having an established organizational talent review process that identifies successors and potential talent needs, there is still significant competition for qualified personnel in the veterinary, pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could harm our business.
We depend on the availability of, and good relations with, our team members.
Our employees are not unionized in the U.S. Employees at some of our European facilities are represented by works councils, employee representative groups and/or unions, which is consistent with local customs for our industry. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees. If we fail to maintain good relations with our team members or with the labor organizations, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
Financial and Accounting Risk Factors
Our debt level could adversely affect our business and growth prospects.
As of December 26, 2020, we had $2.0 billion of debt and finance leases (debt). In connection with our intended acquisition of Cognate BioServices, Inc., we anticipate increasing our debt to finance a substantial portion of the purchase price of approximately $875 million in cash. Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 9, “Long-Term Debt and Finance Lease Obligations”, included in the notes to our consolidated financial statements included elsewhere in this Form 10-K.
The interest rate on our credit facility (Credit Facility), which matures in fiscal year 2023, is linked to LIBOR. As of December 26, 2020, amounts outstanding on our Credit Facility were $146.9 million on our term loan and $814.8 million on our revolving credit facility, for which there is an aggregate available borrowing capacity of $2.05 billion. In 2017, the Financial Conduct

Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. If LIBOR ceases to exist, the method and rate used to calculate our interest rates and/or payments on our debt in the future may result in interest rates and/or payments that are higher than, or that do not otherwise correlate over time with, the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form, which could have a material adverse effect on our financial position, results of operations and liquidity. While we continue to take steps to mitigate the impact of the phase-out or replacement of LIBOR, such efforts may not prove successful. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could also have a material adverse effect on our financial position, results of operations and liquidity.
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
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets. Should the COVID-19 pandemic have a prolonged impact on our industry, triggering events may arise resulting in intangible asset or goodwill impairments. To the extent goodwill or other intangible assets are impaired, their carrying value will be written down to their implied fair values and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of December 26, 2020, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $2.6 billion.
General Risk Factors
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
Our results of operations in any quarter may vary from quarter to quarter and are influenced by the risks discussed above, as well as: changes in the general global economy; changes in the mix of our products and services; cyclical buying patterns of our clients; the financial performance of our venture capital investments; and the occasional extra week (“53rd week”) that we recognize in a fiscal year (and fourth fiscal quarter thereof) due to our fiscal year ending on the last Saturday in December. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.
Item 1B.    Unresolved Staff Comments
There are no unresolved comments to be reported in response to Item 1B.
Item 2.    Properties
We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our DSA businesses in Canada, China, France, Hungary, Netherlands, Scotland and the U.S. and lease large facilities in England and the U.S. We own large RMS facilities in Canada, France, Germany, Italy, Japan, England and the U.S. We lease large RMS facilities in China. We own large Manufacturing facilities in the U.S., Ireland and China. We lease large Manufacturing facilities in France and the U.S. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities in each of our reportable segments are adequate for our operations and that suitable additional space will be available when needed. For additional information, see Note 16, “Leases” included in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold during fiscal year 2020.
Shareholders
As of January 22, 2021, there were 84 registered shareholders of the outstanding shares of common stock.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the fourth quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
September 27, 2020 to October 24, 2020	177	$230.68	—	$129,105
October 25, 2020 to November 21, 2020	47	227.70	—	129,105
November 22, 2020 to December 26, 2020	98	235.06	—	129,105
Total	322		—
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the program of $250.0 million in fiscal year 2010, $250.0 million in fiscal year 2013, $150.0 million in fiscal year 2014, and $150.0 million in fiscal year 2017, for an aggregate authorization of $1.3 billion. During the fourth quarter of fiscal year 2020, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of December 26, 2020, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on December 26, 2015 and ending on December 26, 2020 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the S&P 500 Health Care Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company’s performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor’s Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index and
The S&P 500 Health Care Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/26/2015
12/31/2016
12/30/2017
12/29/2018
12/28/2019
12/26/2020
Charles River Laboratories International, Inc.
S&P 500
S&P 500 Health Care

	Fiscal Year
	2015	2016	2017	2018	2019	2020
Charles River Laboratories International, Inc.	$100	$95	$137	$140	$190	$314
S&P 500	100	112	136	130	171	203
S&P 500 Health Care	100	97	119	126	153	173

Item 6.    Selected Consolidated Financial Data
The selected financial data presented below for the fiscal years ended 2020, 2019, and 2018 and as of the fiscal years ended 2020 and 2019, is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 and “Financial Statements and Supplementary Data” contained in Item 8 of this Annual Report on Form 10-K. The selected financial data presented below for the fiscal years ended 2017 and 2016 and as of the fiscal years ended 2018, 2017 and 2016, is derived from our audited consolidated financial statements within previously filed Annual Reports on Form 10-K. Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week was included in the fourth quarter of fiscal year 2016, which is occasionally necessary to align with a December 31 calendar year-end.

	Fiscal Year
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Statement of Income Data
Total revenue	$2,923,933	$2,621,226	$2,266,096	$1,857,601	$1,681,432
Income from continuing operations, net of income taxes	365,306	254,061	227,218	125,586	156,086
Income (loss) from discontinued operations, net of income taxes	—	—	1,506	(137)	280
Common Share Data
Earnings per common share from continuing operations attributable to common shareholders:
Basic	$7.35	$5.17	$4.69	$2.60	$3.28
Diluted	$7.20	$5.07	$4.59	$2.54	$3.22
Other Data
Depreciation and amortization	$234,924	$198,095	$161,779	$131,159	$126,658
Capital expenditures	166,560	140,514	140,054	82,431	55,288
Balance Sheet Data (as of period end)
Cash and cash equivalents	$228,424	$238,014	$195,442	$163,794	$117,626
Total assets	5,490,831	4,692,790	3,855,879	2,929,922	2,711,800
Long-term debt, net and finance leases	1,929,571	1,849,666	1,636,598	1,114,105	1,207,696
Redeemable noncontrolling interests	25,499	28,647	18,525	16,609	14,659
Refer to the following included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K as well as within previously filed Annual Reports on Form 10-K for additional information:
•Note 2, “Business Combinations” concerning the impact of our recent acquisitions, including revenue, operating income, assets acquired and liabilities assumed, and related acquisition and integration costs;
•Note 9, “Long-Term Debt and Finance Lease Obligations” concerning the impact of debt related activities in connection with our recent acquisitions;
•Note 11, “Income Taxes” concerning the impact of U.S. Tax Reform in fiscal year ended 2017; and
•Note 1, “Description of Business and Summary of Significant Accounting Policies” and Note 16, “Leases” concerning the impact of adopting Accounting Standards Codification 842, “Leases” beginning in fiscal year 2019.

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
Our client base includes all major global biopharmaceutical companies, many biotechnology companies, CROs, agricultural and industrial chemical companies, life science companies, veterinary medicine companies, contract manufacturing companies, medical device companies, and diagnostic and other commercial entities, as well as leading hospitals, academic institutions, and government agencies around the world. We currently operate in over 100 facilities and in over 20 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites.
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
COVID-19
Overview
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has had and may continue to result in direct and indirect adverse effects on our industry and customers, which in turn has impacted our business, results of operations, and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in ways that are and are not presently known to us, or that we currently do not expect to present significant risks to our operations or financial results but which may in fact turn out to negatively affect us to a magnitude greater than anticipated. Refer to Item 1A, “Risk Factors”, included herein for risk factors reflecting the impact of the COVID-19 pandemic. Giving consideration to each of these risk factors, the following is our current estimate and belief of the impact of the COVID-19 pandemic during fiscal year 2020 and how it may continue to affect us in subsequent periods.
Business continuity

To date, we generally have not experienced significant challenges in implementing our business continuity plans. Many government agencies have provided guidance permitting “essential” or “critical” business operations to remain open. As of the date of this annual report, in the geographies where business restrictions have been imposed, we believe all of our business operations have satisfied the requirements to be designated to be “essential” or “critical” according to the guidance provided by government, health and other regulatory agencies with authority over such matters. As a result, all of our operating sites remain open and adequately staffed as of the date of this annual report. For certain operations or sites experiencing logistical delays, we have experienced some inefficiencies as it relates to completing work or fulfilling orders; however, we do not believe material expenditures will be required or material resource constraints will occur. Logistical delays include a small number of sites that have experienced reduced operations (including as a result of increased employee absenteeism) or voluntarily closed, as well as delays in transportation activities.
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
Supply chain
We are focused on ensuring that we have adequate inventory and supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain. Accordingly, we have and expect to continue to increase inventory and supplies in 2021. We proactively engaged with our suppliers beginning in January 2020 to limit any potential disruption to our supply chain. However, notwithstanding generally successful efforts to maintain supply chain continuity, we have experienced increased costs and delays throughout our supply chain during the pandemic.
Financial condition and results of our global operations
We are a global company that operates in over 100 facilities and in over 20 countries worldwide. As we perform business across various borders, we are experiencing a continuum of impacts in each location as the COVID-19 pandemic has impacted the global economy in different phases. We are continuing to see demand for products and services across all of our businesses, although as described below the impact of the COVID-19 pandemic on the level of demand varies with our different businesses. While there is uncertainty, our clients are still in need of the products and services we provide to biomedical research to advance discovery and develop new therapies for the treatment of disease, including the COVID-19 pandemic. Due to certain restrictions in place at the various sites of our clients and suppliers (including client and supplier site closures), there have been challenges relating to timely receiving and shipping products globally in all businesses. Should these restrictions continue, demand/supply issues may persist and could impact revenue growth, operating income (including operating income margins) and cash flows. We have observed some impact due to constraints from internal site restrictions, remote work, resources, and productivity. However, we believe the impact to us has not been as significant as to companies in many other industries because of the nature of our businesses, the classification of our businesses as essential or critical, as the case may be, and our business continuity plans.
Our RMS business was meaningfully impacted by the COVID-19 pandemic during fiscal year 2020. Demand for research models declined due primarily to the physical shutdown of our client’s facilities, principally academic institutions. While many of our clients are deemed essential businesses as well, we experienced a slowdown, initially in China in January 2020, and then across Europe and North America later in the first fiscal quarter of 2020, as measures were implemented by various governments to slow the spread of the COVID-19 pandemic. This trend of reduced demand for research models continued during the second fiscal quarter of 2020, which negatively impacted revenue, operating income, operating income margins, and cash flows. During the third fiscal quarter of 2020, we experienced an increase in demand as our clients reopened impacted sites and resumed their research activity, which positively impacted revenue, operating income, operating income margins, and cash flows, which continued through the fourth fiscal quarter of 2020. Research models services, specifically our GEMS and Insourcing Solutions businesses, experienced higher revenues during fiscal year 2020 compared to the corresponding prior period and were not as adversely impacted by the COVID-19 pandemic.
Our DSA business was not significantly impacted by the COVID-19 pandemic during fiscal year 2020. Towards the end of the first fiscal quarter of 2020, we experienced some client work shifting towards subsequent quarters of fiscal year 2020 due to the various actions and restrictions put in place by governments around the world intended to slow the spread of the COVID-19 pandemic. The work performed in our Discovery Services and Safety Assessment businesses are largely dependent on our internal sites being open. Therefore, to the extent that clients require work to be completed, we have been able to continue to meet client demands and perform the work so long as our work force at the specific site the work is done is not significantly adversely impacted by the COVID-19 pandemic. This trend is expected to continue as government actions to slow the spread of the COVID-19 pandemic continues to subside, employees return to work, and economies across the world reopen. Costs of supply have and may continue to increase as we procure the materials required to perform our work.
Our Manufacturing business was not significantly impacted by the COVID-19 pandemic during fiscal year 2020, however, some of our customers experienced disruptions in their manufacturing operations. This resulted in delays in instrument installations in our Microbial Solutions business, which began during the first half of fiscal 2020 and continued, to a lesser extent, during the second half of fiscal 2020. Demand for certain Manufacturing products was not significantly impacted, such as Microbial Solutions endotoxin products and Avian products. Our Biologics testing facilities remain open and performing services for our clients. Similar to our other services businesses, our ability to perform work is contingent on our internal facilities and our work force not being significantly adversely impacted by the COVID-19 pandemic.
Liquidity, capital and financial resources
We require cash to fund working capital needs as well as capital expansion, acquisitions, venture capital and strategic investments, debt obligations, leases, and pension obligations. The principal sources of liquidity have been cash flows from operations, supplemented by long-term borrowings. In fiscal year 2019, we issued $500 million Senior Notes, repaid part of our term loan for $500 million, and increased our multi-currency revolving facility by $500 million, from $1.55 billion to $2.1 billion. As of December 26, 2020, we had $2.0 billion of debt and finance leases outstanding, of which $50.2 million is current. Available on the revolving line of credit (Revolver) is $1.2 billion, which matures on March 26, 2023 and does not require scheduled payments before that date should additional borrowings occur. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The Senior Notes become due in 2026 and 2028.
Due to the uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $150 million from the Revolver during the first fiscal quarter of 2020 to protect against any prolonged adverse impacts on liquidity markets. While there remained uncertainty throughout fiscal 2020, we did not need to use these borrowings to fund operations and these funds were repaid during the third fiscal quarter of 2020. We expect to generate cash inflows from our operating activities sufficient to satisfy our working capital needs as well as to service our debt, pension, and venture capital obligations. Due to this higher debt, we incurred immaterially higher interest expense. We did not need to borrow additional funds during 2020. As of December 26, 2020 there is significant capacity on the remaining Revolver. Accordingly, we do not anticipate a material risk of non-compliance with our debt covenants based on our current estimate of future earnings.
To protect against adverse liquidity concerns, there are various mechanisms for us to improve cash flows. During the second fiscal quarter of 2020 we implemented certain cost reduction plans including delaying compensation related increases, implementing hiring restrictions, reducing working hours, reducing all non-essential travel, and reducing certain discretionary spending. Beginning in the third fiscal quarter of 2020, we reinstated certain annual compensation increases, which had previously been delayed from the beginning of the second quarter of 2020. Additionally, we had temporarily slowed our investment activity, including acquisitions and capital projects, but have since resumed certain of those activities, including the acquisitions of Cellero, LLC (Cellero) during the third fiscal quarter of 2020 and Distributed Bio during the first fiscal quarter of 2021.
As of the date these financial statements are issued, based on our current and expected liquidity position, we do not believe there is significant uncertainty in our ability to continue as a going concern.
Recoverability and/or impairment of assets
The COVID-19 pandemic did not, and is not expected to, impact the ability to timely account for assets on our balance sheet. There are judgments involved as it relates to reviewing our allowance for doubtful accounts, valuation of inventory, and valuations/recovery of investments. We believe we have the necessary support for estimates derived for these account balances. We have reviewed the collectability and valuation of the assets through the date of financial statement issuance, noting no significant recoverability concerns or any impairments identified. Gains and losses on certain investments in venture capital funds are recorded on a quarterly lag due to the availability of the funds’ financial information, which is consistent with our venture capital investment accounting policy described in this annual report. We did not identify any triggering events when reviewing impairment indicators for our goodwill and long-lived assets (tangible and intangible) that would indicate an impairment may exist. Should a prolonged disruption occur where there is a material change from our current expectation of future cash flows, we could experience additional write-offs of client receivables or impairments to certain asset balances due to collectability and valuation issues. Review of impairment indicators and quantifying any impact will continue to be a focus throughout fiscal year 2021.
Internal controls over financial reporting in a remote work environment
Internal controls over financial reporting are a focus for us to ensure they continue to be designed and operating effectively. As of December 26, 2020 and through the issuance of these financial statements, we did not have any material changes to our internal controls over financial reporting. For personnel responsible for internal control activities and working remote, the ability to work effectively enabled us to continue to maintain effective internal control over financial reporting. System and efficiency programs implemented in recent years, as well as those implemented as part of business continuity plans, have enabled us to effectively complete our financial reporting process in a similar way we completed it prior to the COVID-19 pandemic despite a largely remote working environment. Although there is uncertainty over the duration of the COVID-19 pandemic disruption, we do not anticipate any adverse impact to relevant systems or to the operating effectiveness of internal controls over financial reporting.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. We continued to make strategic acquisitions designed to expand our portfolio of products and services to support the drug discovery and development continuum. Our recent acquisitions are described below.
On February 17, 2021, we announced that we signed a definitive agreement to acquire Cognate BioServices, Inc. for approximately $875 million in cash, subject to customary closing adjustments. Cognate BioServices, Inc. is a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the development and production of plasmid DNA and viral vectors for gene therapies. The planned acquisition of Cognate BioServices, Inc. will create a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research through cGMP production. The proposed transaction is expected to close by the end of the first quarter of 2021. The proposed acquisition and associated fees are expected to be financed through a combination of available cash and proceeds from our Credit Facility under the multi-currency revolving facility. This business is expected to be reported as part of our Manufacturing reportable segment.
On December 31, 2020 (fiscal year 2021), we acquired Distributed Bio, Inc (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands our capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The preliminary purchase price of Distributed Bio was approximately $83 million in cash, with additional contingent payments of up to $21 million based on future performance. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business will be reported as part of our DSA reportable segment.
On August 6, 2020, we acquired Cellero, LLC (Cellero), a provider of cellular products for cell therapy developers and manufacturers worldwide. The addition of Cellero enhances our unique, comprehensive solutions for the high-growth cell therapy market, strengthening our ability to help accelerate clients’ critical programs from basic research and proof-of-concept to regulatory approval and commercialization. It also expands our access to high-quality, human-derived biomaterials with Cellero’s donor sites in the United States. The purchase price for Cellero was $37.4 million in cash. The acquisition was funded through available cash. This business is reported as part of our RMS reportable segment.
On January 3, 2020, we acquired HemaCare Corporation (HemaCare), a business specializing in the production of human-derived cellular products for the cell therapy market. The acquisition of HemaCare expands our comprehensive portfolio of early-stage research and manufacturing support solutions to encompass the production and customization of high-quality, human derived cellular products to better support clients’ cell therapy programs. The purchase price of HemaCare was $379.8 million in cash. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our RMS reportable segment.
On April 29, 2019, we acquired Citoxlab, a non-clinical CRO, specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens our position as a leading, global, early-stage CRO by expanding our scientific portfolio and geographic footprint, which enhances our ability to partner with clients across the drug discovery and development continuum. The purchase price for Citoxlab was $527.1 million in cash. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. Citoxlab is reported as part of our DSA reportable segment.

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
Business Trends
The global economy faced unprecedented challenges in 2020 due to the COVID-19 pandemic, as did our Company, but we believe the resilience of our business model has enabled us to weather these challenges extremely well. This resilience was the result of comprehensive business continuity plans that enabled us to keep our operating sites open and adequately staffed; the global scale, broad scientific capabilities, and flexible outsourcing solutions that we are able to offer clients; and the commitment of our global employees. While several of our businesses experienced a significant, short-term decline in demand associated with COVID-19-related disruptions at our clients’ sites, primarily in the RMS reportable segment and principally in the second quarter of 2020, we also benefited from persistent client demand across many of our businesses, including in our DSA reportable segment, driven by robust biotech funding and continued innovation that is generating scientific breakthroughs across multiple therapeutic areas, including for COVID-19 therapeutics.
Many of our pharmaceutical and biotechnology clients intensified their use of strategic outsourcing during 2020 to overcome challenges at their own sites and move their early-stage research programs forward during the pandemic. Small and mid-size biotechnology clients continued to be the primary driver of revenue growth as these clients benefited from record biotechnology funding levels in fiscal year 2020, from capital markets, partnering with large biopharmaceutical companies, and investment by venture capital, as the COVID-19 pandemic enhanced the global focus on scientific innovation and emphasized greater investment in their preclinical pipelines. Many of our large biopharmaceutical clients have continued to increase investments in their drug discovery and early-stage development efforts and have strengthened their relationships with both CROs, like us, and biotechnology companies to assist them in bringing new drugs to market. Clients continue to seek to outsource larger portions of their early-stage drug research programs to us, which is leading to new business opportunities as clients adopt more flexible and efficient research and development models.
The primary result of these trends was robust revenue growth within our DSA reportable segment in fiscal year 2020, which experienced only a limited impact related to COVID-19 and benefited from incremental outsourcing activity from our clients as they sought a reliable CRO partner to help move their programs forward amidst the challenges of COVID-19. Robust Safety Assessment revenue growth in fiscal year 2020 was primarily driven by increased demand and pricing. We believe the acquisitions of Citoxlab (2019), MPI Research (2018), and WIL Research (2016) have solidified our scientific capabilities and global scale, and the breadth and depth of our scientific expertise, quality, and responsiveness remain key criteria when our clients make the decision to outsource to us. As biotechnology funding remains robust and our clients continue to pursue their goal of more efficient and effective drug research to bring innovative new therapies to market, they are evaluating outsourcing more of their research programs, such as discovery services. We continued to enhance our Discovery Services capabilities to provide clients with a comprehensive portfolio that enables them to start working with us at the earliest stages of the discovery process. We have accomplished this through acquisitions, including Distributed Bio in December 2020 (fiscal year 2021), Citoxlab’s discovery services, KWS BioTest in January 2018 and Brains On-Line in August 2017, and through adding cutting-edge capabilities to our discovery toolkit through partnerships, such as BitBio, Cypre, and Fios Genomics. In fiscal year 2020, demand in our Discovery Services business also increased significantly, as our efforts to enhance our scientific capabilities, provide clients with flexible partnering models, and become a trusted scientific partner for our clients’ early-stage programs have been successful.
Overall, demand for our products and services that support our clients’ manufacturing activities was strong in fiscal year 2020. Our Biologics business continued to benefit from increased demand for services associated with the growing proportion of biologic drugs in the pipeline and on the market, including cell and gene therapies, as well as COVID-19 therapeutics. Demand for our Microbial Solutions was affected by delayed instrument installations, as certain client sites were inaccessible due to

COVID-19 restrictions. We were able to complete additional instrument installations and the revenue growth rate for Microbial Solutions did improve as the year progressed.
Demand for our Research Models and Services was negatively impacted in fiscal year 2020, particularly during the second quarter. Worldwide demand for research models declined sharply, principally in the second quarter, as COVID-19-related restrictions, such as stay-at-home orders, disrupted our clients’ research activities. Many academic clients closed their research sites temporarily, and there was also a significant reduction in order activity from both large biopharmaceutical and smaller biotechnology clients as these clients reduced their on-site activities. Clients began to resume more normalized research activities in the third quarter, and demand for research models began to rebound. Demand for research models services experienced very little impact from COVID-19 in fiscal year 2020, and these businesses performed very well, particularly for our IS and GEMS businesses. We are confident that research models and services will remain essential tools for our clients’ drug discovery and early-stage development efforts. In 2020, we enhanced the RMS business’ growth profile and portfolio of critical research tools that we are able to supply through the acquisitions of HemaCare and Cellero, premier providers of human-derived cellular products used in cell therapies. HemaCare and Cellero together generated revenue of $48.1 million in fiscal year 2020, as robust, underlying client demand in the cell therapy market was partially offset by COVID-19-related disruptions.
Overview of Results of Operations and Liquidity
Revenue for fiscal year 2020 was $2.9 billion compared to $2.6 billion in fiscal year 2019. The 2020 increase as compared to the corresponding period in 2019 was $302.7 million, or 11.5%, and was primarily due to both growth in our DSA and Manufacturing segments, as discussed in the above “Business Trends” section, as well as the recent acquisitions of HemaCare and Cellero in our RMS segment, and by the positive effect of changes in foreign currency exchange rates when compared to the corresponding period in 2019; partially offset by a reduction in RMS product revenue due to the impact of the COVID-19 pandemic when compared to the corresponding period in 2019.
In fiscal year 2020, our operating income and operating income margin were $432.7 million and 14.8%, respectively, compared with $351.2 million and 13.4%, respectively, in fiscal year 2019. The increases in operating income and operating income margin were primarily due to contributions from our DSA and Manufacturing segments and lower acquisition related costs compared to the corresponding period in 2019, partially offset by lower RMS operating income and operating income margin due to the impact of the COVID-19 pandemic, as well as increased amortization of intangible assets related to our recent acquisitions of HemaCare and Cellero.
Net income attributable to common shareholders increased to $364.3 million in fiscal year 2020, from $252.0 million in the corresponding period of 2019. The increase in net income attributable to common shareholders of $112.3 million was primarily due to higher operating income mentioned above and higher net gains on our venture capital investments compared to the corresponding period in 2019.
During fiscal year 2020, our cash flows from operations was $546.6 million compared with $480.9 million for fiscal year 2019. The increase was driven by higher net income and certain favorable changes in working capital items, including favorable timing of certain government deferrals of payroll tax payments, and compensation related items; partially offset by the timing of vendor and supplier payments and collections of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits); and certain pension related payments compared to the same period in 2019.
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
Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Depending on which better depicts the transfer of value to the customer, we generally measure our progress using either cost-to-cost (input method) or right-to-invoice (output method). We use the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as we incur costs on our contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right-to-invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on discrete service or time-based increments, such as samples tested or labor hours incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of our performance to date. During fiscal year 2020, $1.8 billion, or approximately 60%, of our total revenue recognized ($2.9 billion) is DSA service revenue transferred over time.
Income Taxes
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our valuation allowance increased by $24.9 million from $310.0 million as of December 28, 2019 to $334.8 million as of December 26, 2020. The increase is primarily a result of foreign exchange impact on net operating losses and corresponding valuation allowances relating to the Company’s 2019 financing structure changes.
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
We generally receive a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock and performance share units held by employees. The stock price, timing, and amount of vesting and exercising of stock-based compensation could materially impact our current tax expense.
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
In our recent acquisitions, customer relationship intangible assets (also referred to as client relationships) have been the most significant identifiable assets acquired. To determine the fair value of the acquired client relationships, we utilized the multiple period excess earnings model (a commonly accepted valuation technique), which includes the following key assumptions: projections of cash flows from the acquired entities, which included future revenue growth rates, operating income margins, and customer attrition rates; as well as discount rates based on an analysis of the acquired entities’ weighted average cost of capital. The value of client relationships acquired were $170.4 million for HemaCare and $14.7 million for Cellero in fiscal year 2020, $134.6 million for Citoxlab in fiscal year 2019 and $264.9 million for MPI Research in fiscal year 2018.

We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No impairments were recognized during 2020, 2019 or 2018.
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
We perform the quantitative impairment test where we compare the fair value of our reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then we would record an impairment loss equal to the difference. In fiscal 2020 we adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by removing Step 2 of the quantitative goodwill impairment test, which previously required a hypothetical purchase price allocation to determine the amount of a goodwill impairment loss.
In fiscal years 2020, 2019 and 2018, we performed the quantitative goodwill impairment test for our reporting units. Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information about our company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
Our 2020, 2019 and 2018 impairment tests indicated that goodwill was not impaired.
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
•significant underperformance relative to expected historical or projected future operating results;
•significant negative industry or economic trends; or
•significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.
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
The discount rate reflects the rate we would have to pay to purchase high-quality investments that would provide cash sufficient to settle our current pension obligations. A 25-basis point change in the discount rate changes the projected benefit obligation by approximately $17 million for all our plans.
The rate of compensation increase reflects the expected annual salary increases for the plan participants based on historical experience and the current employee compensation strategy.
The Charles River Laboratories, Inc. Pension Plan (U.S. Pension Plan) is a qualified, non-contributory defined benefit plan covering certain U.S. employees. The U.S. Pension Plan was amended in 2002 to exclude new participants and in 2008 the accrual of benefits was frozen. In January 2019, we commenced the process to terminate this plan and received regulatory approval in April 2020. In October 2020, we settled all remaining benefits directly with vested participants through either lump sum payouts or the purchase of a group annuity contract from a qualified insurance company to administer all future payments. Prior to the settlement, the U.S. Pension Plan was underfunded with a benefit obligation of approximately $94 million and plan assets of approximately $93 million. In the fourth quarter of fiscal year 2020, we made a contribution of approximately $1 million to fully fund this plan to cover the lump sum payments, purchase the group annuity contract, and settle remaining termination costs. Upon settlement of the pension liability, we recognized a non-cash settlement charge of approximately $10 million related to pension losses, reclassified from accumulated other comprehensive loss to other expense in the consolidated statement of income.
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

Results of Operations
Fiscal Year 2020 Compared to Fiscal Year 2019
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Fiscal Year
	2020	2019	$ change	% change
	(in millions, except percentages)
Service revenue	$2,296.1	$2,029.4	$266.7	13.1%
Product revenue	627.8	591.8	36.0	6.1%
Total revenue	$2,923.9	$2,621.2	$302.7	11.5%

	Fiscal Year
	2020	2019	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$571.1	$537.1	$34.0	6.3%	0.6%
DSA	1,837.4	1,619.0	218.4	13.5%	0.4%
Manufacturing	515.4	465.1	50.3	10.8%	0.4%
Total revenue	$2,923.9	$2,621.2	$302.7	11.5%	0.4%

The following table presents operating income by reportable segment:

	Fiscal Year
	2020	2019	$ change	% change
	(in millions, except percentages)
RMS	$102.7	$133.9	$(31.2)	(23.3)%
DSA	325.9	258.9	67.0	25.9%
Manufacturing	181.5	145.4	36.1	24.8%
Unallocated corporate	(177.4)	(187.0)	9.6	(5.2)%
Total operating income	$432.7	$351.2	$81.5	23.2%
Operating income % of revenue	14.8%	13.4%		1.4%

The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Fiscal Year
	2020	2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$571.1	$537.1	$34.0	6.3%	0.6%
Cost of revenue (excluding amortization of intangible assets)	368.9	333.7	35.2	10.6%
Selling, general and administrative	84.0	68.1	15.9	23.5%
Amortization of intangible assets	15.5	1.4	14.1	1,019.3%
Operating income	$102.7	$133.9	$(31.2)	(23.3)%
Operating income % of revenue	18.0%	24.9%		(6.9)%
RMS revenue increased $34.0 million, or 6.3%, due primarily to the recent acquisitions of HemaCare and Cellero, which contributed $43.0 million and $5.1 million, respectively; higher research model services revenue, specifically our GEMS and Insourcing Solutions businesses; and the effect of changes in foreign currency exchange rates. Partially offsetting these increases were lower research model product revenue in North America and Europe due to the impact of the COVID-19 pandemic.
RMS operating income decreased $31.2 million, or 23.3%, compared to the corresponding period in 2019. RMS operating income as a percentage of revenue for fiscal year 2020 was 18.0%, a decrease of 6.9% from 24.9% for the corresponding period in 2019. Operating income and operating income as a percentage of revenue decreased primarily due to the lower sales volume for research model products due to the COVID-19 pandemic as described above and due to an increase in amortization of intangible assets associated with the recent acquisitions of HemaCare and Cellero.
DSA

	Fiscal Year
	2020	2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$1,837.4	$1,619.0	$218.4	13.5%	0.4%
Cost of revenue (excluding amortization of intangible assets)	1,245.2	1,104.1	141.1	12.8%
Selling, general and administrative	178.6	176.9	1.7	1.0%
Amortization of intangible assets	87.7	79.1	8.6	10.8%
Operating income	$325.9	$258.9	$67.0	25.9%
Operating income % of revenue	17.7%	16.0%		1.7%
DSA revenue increased $218.4 million, or 13.5%, due primarily to service revenue increases in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and increased pricing of services; the acquisition of Citoxlab, which contributed $60.2 million to service revenue growth; and the effect of changes in foreign currency exchange rates. Additionally, DSA revenue was not significantly impacted by the COVID-19 pandemic during fiscal year 2020.
DSA operating income increased $67.0 million, or 25.9%, compared to the corresponding period in 2019. DSA operating income as a percentage of revenue for fiscal year 2020 was 17.7%, an increase of 1.7% from 16.0% for the corresponding period in 2019. These increases were primarily attributable to the higher revenue described above, realizing the benefit from operating efficiency and cost control initiatives, and lower acquisition related costs and severance costs, primarily impacting selling, general and administrative costs. These increases were partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses related to recent site closures, and higher amortization of intangible assets associated with our recent acquisitions.
Manufacturing

	Fiscal Year
	2020	2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$515.4	$465.1	$50.3	10.8%	0.4%
Cost of revenue (excluding amortization of intangible assets)	236.2	225.0	11.2	5.0%
Selling, general and administrative	88.9	85.6	3.3	3.8%
Amortization of intangible assets	8.8	9.1	(0.3)	(3.3)%
Operating income	$181.5	$145.4	$36.1	24.8%
Operating income % of revenue	35.2%	31.3%		3.9%
Manufacturing revenue increased $50.3 million, or 10.8%, due primarily to higher service revenue in the Biologics business due to our facility in Pennsylvania being fully operational in 2020 compared to 2019 where work continued to be transitioned from a legacy facility; higher demand for products in both our Microbial Solutions’ Endotoxin business and our Avian business; and the effect of changes in foreign currency exchange rates; partially offset by lower product revenue in our Microbial Solutions’ Bioburden business, specifically due to the timing of a large stocking order from a strategic partner in 2019, which did not recur in 2020, and delays in instrument installations caused by the COVID-19 pandemic. Overall, Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during fiscal year 2020.
Manufacturing operating income increased $36.1 million, or 24.8%, compared to the corresponding period in 2019. Manufacturing operating income as a percentage of revenue for fiscal year 2020 was 35.2%, an increase of 3.9% from 31.3%

for the corresponding period in 2019. The increases were due primarily to higher revenue as well as improved production efficiencies, including the absence of duplicative Biologics facilities in 2020 compared to 2019, and the impact of operating efficiencies realized during fiscal year 2020 compared to fiscal year 2019.
Unallocated Corporate

	Fiscal Year
	2020	2019	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$177.4	$187.0	$(9.6)	(5.2)%
Unallocated corporate % of revenue	6.1%	7.1%		(1.0)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $9.6 million, or 5.2%, compared to the corresponding period in 2019 is predominantly associated with decreased costs associated with the evaluation and integration of our recent acquisition activity, as we temporarily slowed our acquisition activity during fiscal year 2020 in response to the COVID-19 pandemic. Costs as a percentage of revenue for fiscal year 2020 was 6.1%, a decrease of 1.0% from 7.1% for the corresponding period in 2019.
Interest Income Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.8 million and $1.5 million for fiscal years 2020 and 2019, respectively. The decrease of $0.7 million was primarily due to lower interest rates on invested funds in 2020 as compared to 2019.
Interest Expense Interest expense for fiscal year 2020 was $86.4 million, an increase of $25.5 million, or 42.0%, compared to $60.9 million for fiscal year 2019. The increase was due primarily to foreign currency losses recognized in connection with debt-related foreign exchange forward contracts in fiscal year 2020 compared to foreign currency gains recognized in fiscal year 2019.
Other Income, Net Other income, net, was $100.0 million for fiscal year 2020, an increase of $87.7 million, or 713.3%, compared to $12.3 million for fiscal year 2019. The increase was due to net gains on our venture capital and strategic equity investments of $100.9 million in fiscal year 2020 compared to $20.7 million in fiscal year 2019, resulting primarily from increases in fair value from our publicly-held investments, which included initial public offerings of certain portfolio companies; and foreign currency gains recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in fiscal year 2020 as compared to foreign currency losses recognized in fiscal year 2019; partially offset by higher pension related costs recognized during fiscal year 2020, including a settlement loss of $10.3 million for the termination of the U.S. Pension Plan, as compared to fiscal year 2019.
Income Taxes Income tax expense was $81.8 million for fiscal year 2020, an increase of $31.8 million, compared to $50.0 million for fiscal year 2019. Our effective tax rate was 18.3% for fiscal year 2020, compared to 16.5% for fiscal year 2019. The increase in our effective tax rate in the 2020 period compared to the 2019 period was primarily due to the recognition of $20.6 million of net operating loss deferred tax assets due to foreign finance structure changes in 2019, partially offset by state tax benefits from amended state tax returns and higher tax benefits from stock-based compensation deductions in 2020 compared to the corresponding period in 2019.
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
The following table presents our cash, cash equivalents and short-term investments:

	December 26, 2020	December 28, 2019
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$11.8	$56.5
Held in non-U.S. entities	216.6	181.5
Total cash and cash equivalents	228.4	238.0
Short-term investments:
Held in non-U.S. entities	1.0	1.0
Total cash, cash equivalents and short-term investments	$229.4	$239.0
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
Amounts outstanding under our credit facilities and both the 2026 Senior Notes and the 2028 Senior Notes were as follows:

	December 26, 2020	December 28, 2019
	(in millions)
Term loans	$146.9	$193.8
Revolving facility	814.8	676.1
2026 Senior Notes	500.0	500.0
2028 Senior Notes	500.0	500.0
Total	$1,961.7	$1,869.9
The interest rates applicable to the term loan and revolving facility under the Credit Facility are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon our leverage ratio.
We entered into foreign exchange forward contracts during fiscal years 2020 and 2019 to limit our foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under the Credit Facility.

The acquisition of HemaCare on January 3, 2020 for $379.8 million in cash was funded through a combination of available cash and proceeds from our Credit Facility under the multi-currency revolving facility.
The acquisition of Distributed Bio on December 31, 2020 (fiscal year 2021) for approximately $83 million in cash was funded through a combination of available cash and proceeds from our Credit Facility under the multi-currency revolving facility.
The intended acquisition of Cognate BioServices, Inc. along with the associated fees are expected to be funded through a combination of available cash and proceeds from our Credit Facility under the multi-currency revolving facility.
Repurchases of Common Stock
During fiscal year 2020, we did not repurchase any shares under our authorized $1.3 billion stock repurchase program. As of December 26, 2020, we had $129.1 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During fiscal year 2020, we acquired 0.1 million shares for $24.0 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Fiscal Year
	2020	2019	2018
	(in millions)
Income from continuing operations, net of income taxes	$365.3	$254.1	$227.2
Adjustments to reconcile income from continuing operations, net of income taxes, to net cash provided by operating activities	207.5	220.7	199.1
Changes in assets and liabilities	(26.2)	6.1	14.8
Net cash provided by operating activities	$546.6	$480.9	$441.1
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For fiscal year 2020, compared to fiscal year 2019, the increase in net cash provided by operating activities was driven by higher net income and certain favorable changes in working capital items, including favorable timing of certain government deferrals of payroll tax payments, and compensation related items; partially offset by the timing of vendor and supplier payments and collections of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits); and certain pension related payments compared to the same period in 2019. For fiscal year 2019, compared to fiscal year 2018, the increase in net cash provided by operating activities was primarily driven by an increase in income from continuing operations, net of income taxes and the favorable timing of vendor and supplier payments compared to the same period in 2018; partially offset by unfavorable changes in working capital items, specifically related to the timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits), increases in inventory levels in response to customer demand, and higher compensation payments compared to the prior year period.

The following table presents our net cash used in investing activities:

	Fiscal Year
	2020	2019	2018
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(418.6)	$(515.7)	$(824.9)
Capital expenditures	(166.6)	(140.5)	(140.1)
Investments, net	(15.3)	(21.4)	10.7
Other, net	(1.0)	(3.9)	(0.7)
Net cash used in investing activities	$(601.5)	$(681.5)	$(955.0)
The primary use of cash used in investing activities in fiscal year 2020 related to the acquisitions of HemaCare and Cellero, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments. The primary use of cash in fiscal year 2019 related to the acquisition of Citoxlab, the acquisition of a supplier, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments. The primary use of cash in fiscal year 2018 related to our acquisitions of MPI Research and KWS BioTest, and our capital expenditures to support the growth of the business; partially offset by proceeds from net investments, which primarily relate to short-term investments held by our U.K. operations.
The following table presents our net cash provided by financing activities:

	Fiscal Year
	2020	2019	2018
	(in millions)
Proceeds from long-term debt and revolving credit facility	$2,231.0	$3,358.5	$2,755.0
Payments on long-term debt, revolving credit facility, and finance lease obligations	(2,200.4)	(3,124.6)	(2,201.0)
Proceeds from exercises of stock options	46.6	34.5	37.7
Payments on debt financing costs	—	(6.6)	(18.3)
Purchase of treasury stock	(24.0)	(18.1)	(13.8)
Other, net	(6.0)	(11.8)	(1.5)
Net cash provided by financing activities	$47.2	$231.9	$558.1
For fiscal year 2020, net cash provided by financing activities reflected the net proceeds of $30.6 million on our long-term debt, revolving credit facility, and finance lease obligations. Included in the net proceeds are the following amounts:
•Proceeds of approximately $415 million from our revolving Credit Facility to fund our recent acquisitions. Additionally, towards the end of the first fiscal quarter, we borrowed an additional $150 million from our revolving Credit Facility to secure available cash in response to uncertainties due to the COVID-19 pandemic; partially offset by,
•Payments of approximately $47 million on our term loan and net payments of $476 million to our revolving Credit Facility throughout fiscal year 2020, which included the repayment of the $150 million additional borrowings during the first fiscal quarter of 2020;
•Additionally, we had $1.6 billion of gross payments, partially offset by $1.6 billion of gross proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $46.6 million, partially offset by treasury stock purchases of $24.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements.
For fiscal year 2019, net cash provided by financing activities reflected the net proceeds of $233.9 million on our long-term debt, revolving credit facility, and finance lease obligations. Included in the net proceeds are the following amounts:

•Proceeds of $494 million received from the issuance of the 2028 Senior Notes on October 23, 2019, proceeds of approximately $581 million from our revolving credit facility to fund our recent acquisitions; and $98 million of proceeds from our revolving credit facility to fund activities in the normal course of business; partially offset by,
•Payments of $537.5 million on our term loan, which included the $500.0 million prepayment on November 4, 2019, and approximately $151 million of repayments to our revolving credit facility in the normal course of business;
•Additionally, we had $2.4 billion of gross payments, partially offset by $2.2 billion of gross proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
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
Contractual Commitments and Obligations
Minimum future payments of our contractual obligations as of December 26, 2020 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in millions)
Notes payable (1)	$1,965.1	$47.2	$915.2	$0.7	$1,002.0
Operating leases (2)	345.4	33.5	68.0	66.3	177.6
Finance leases	38.1	4.2	7.0	6.0	20.9
Redeemable noncontrolling interests (3)	23.1	16.3	6.8	—	—
Venture capital investment commitments (4)	44.6	36.5	8.1	—	—
Contingent payments (5)	2.3	—	2.3	—	—
Unconditional purchase obligations (6)	197.4	166.1	30.6	0.7	—
Total contractual cash obligations	$2,616.0	$303.8	$1,038.0	$73.7	$1,200.5
(1)Notes payable includes the principal payments on our debt, which include our $2.3B Credit Facility, our Senior Notes and Other debt.
(2)We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance, and other operating expenses. Amounts reflected within the table detail future minimum rental commitments under non-cancellable operating leases, net of income from subleases, for each of the periods presented. Approximately $130 million of contractually committed lease payments are reflected in the table for which leases have not yet commenced, as we do not yet control the underlying assets.
(3)The estimated cash obligation for redeemable noncontrolling interests are based on the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value as of December 26, 2020.
(4)The timing of the remaining capital commitment payments to venture capital funds is subject to the procedures of the limited liability partnerships and limited liability companies; the above table reflects the earliest possible date the payment can be required under the relevant agreements.
(5)In connection with certain business and asset acquisitions, we agreed to make additional payments aggregating to $2.3 million based upon the achievement of certain financial targets in connection with the respective acquisition. The contingent payment obligations included in the table above have not been probability adjusted or discounted.

(6)Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty.
The above table excludes obligations related to our pension and other post-retirement benefit plans. Refer to Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for more details.
Tax Related Obligations
We excluded liabilities pertaining to uncertain tax positions from our summary of contractual obligations presented above, as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 26, 2020, we had $25.0 million of liabilities associated with uncertain tax positions.
Additionally, we excluded federal and state income tax liabilities of $48.8 million from our summary of contractual obligations presented above, relating to the one-time Transition Tax on unrepatriated earnings under U.S. Tax Reform. The Transition Tax will be paid, interest free, over an eight-year period through 2026.
Off-Balance Sheet Arrangements
As of December 26, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of December 26, 2020 was $139.9 million, of which we funded $95.3 million through December 26, 2020. Refer to Note 6, “Venture Capital and Strategic Equity Investments,” to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of December 26, 2020 were $16.0 million.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 26, 2020, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $9.6 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, and Chinese Yuan Renminbi. During fiscal year 2020, the most significant drivers of foreign currency translation adjustment the Company recorded as part of other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, Japanese Yen and Brazilian Real.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For fiscal year 2020, our revenue would have increased by $96.1 million and our operating income would have increased by $0.4 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During fiscal years 2020, 2019 and 2018, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 14, “Foreign Currency Contracts,” to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details regarding these types of forward contracts.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Charles River Laboratories International, Inc. and its subsidiaries (the “Company”) as of December 26, 2020 and December 28, 2019, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 26, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded HemaCare and Cellero from its assessment of internal control over financial reporting as of December 26, 2020 because they were acquired by the Company in purchase business combinations during 2020. We have also excluded HemaCare and Cellero from our audit of internal control over financial reporting. HemaCare and Cellero are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1.0% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 26, 2020.

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
Acquisition of HemaCare Corporation - Valuation of Acquired Customer Relationship Intangible Asset
As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisition of HemaCare Corporation on January 3, 2020. The preliminary purchase price allocation included a customer relationship intangible asset (also referred to as client relationships) of $170.4 million. As disclosed by management, the determination of the fair value of the intangible asset, which represents a significant portion of the purchase price, requires the use of significant judgment by management with regard to (i) the fair value; and (ii) the period and the method by which the intangible asset will be amortized. To determine the fair value of the acquired client relationships, management utilized the multiple period excess earnings model (a commonly accepted valuation technique), which includes the following key assumptions: projections of cash flows from the acquired entity, which include future revenue growth rates, operating income margins, and the customer attrition rate, as well as the discount rate based on an analysis of the acquired entity’s weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to the acquisition of HemaCare Corporation - valuation of acquired customer relationship intangible asset is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the customer relationship intangible asset acquired due to the significant amount of judgment and estimation by management when developing the estimate, (ii) significant audit effort was required in evaluating the key assumptions relating to the estimate, such as the future revenue growth rates, operating income margins, customer attrition rate, and discount rate and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of acquired customer relationship intangible asset, including controls over the review of the valuation methodology, the key assumptions underlying the valuation, and the useful lives of the acquired customer relationship intangible asset. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of customer relationship intangible asset. Testing management’s process included evaluating the appropriateness of the valuation model, testing the completeness and accuracy of data provided by management, and evaluating reasonableness of significant assumptions related to the estimated future revenue growth rates, operating income margins, customer attrition rate, and discount rate. Evaluating the reasonableness of the estimated future revenue growth rates, operating income margins, customer attrition rate, and discount rate assumptions involved considering their consistency with data from external sources, past performance of the acquired business, and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation model and management significant assumptions related to customer attrition and the discount rate.

Discovery and Safety Assessment Revenue Recognized Over Time
As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized revenue of $1,837.4 million in its Discovery and Safety Assessment (DSA) segment in 2020, of which $1,836.5 million was recognized over time as services are delivered to the customer based on the extent of progress towards completion of the performance obligation using either the cost-to-cost (input method) or right to invoice (output method) measures of progress. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Management uses the cost-to-cost measure of progress when it best depicts the transfer of value to the customer, which occurs as the Company incurs costs on its contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right-to-invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on discrete service or time-based increments, such as samples tested or labor hours incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of the Company’s performance to date.
The principal considerations for our determination that performing procedures relating to DSA revenue recognized over time is a critical audit matter are the high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained related to the extent of progress towards completion, actual costs incurred, and management’s assumptions used in determining the total estimated costs at completion related to labor hours, allocation of overhead costs, research model costs, and subcontractor costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to DSA revenue recognized over time, including controls over the extent of progress towards completion, actual costs incurred and determination of total estimated costs at completion, review of agreements, review of budget versus actual costs incurred and review of revenue recognition. These procedures also included, among others, (i) reading agreements and reports describing the results of services provided for a sample of service contracts, (ii) evaluating and testing management’s process for determining the amount of revenue recognized for a sample of service contracts, which included evaluating the reasonableness of the estimates of costs and management’s assumptions related to labor hours, allocation of overhead costs, research model costs, and subcontractor costs through a comparison of actual current year project costs to historical management cost estimates for completed service contracts, and (iii) testing actual costs incurred for a sample of in-process service contracts by examining evidence of costs incurred, including invoices, time cards, human resources documents, and the completeness and accuracy of overhead allocations.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 17, 2021

We have served as the Company’s auditor since 1999.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2020	2019	2018
Service revenue	$2,296,156	$2,029,371	$1,687,941
Product revenue	627,777	591,855	578,155
Total revenue	2,923,933	2,621,226	2,266,096
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	1,533,230	1,371,699	1,150,371
Cost of products sold (excluding amortization of intangible assets)	317,162	291,216	275,658
Selling, general and administrative	528,935	517,622	443,854
Amortization of intangible assets	111,877	89,538	64,830
Operating income	432,729	351,151	331,383
Other income (expense):
Interest income	834	1,522	812
Interest expense	(86,433)	(60,882)	(63,772)
Other income, net	99,984	12,293	13,258
Income from continuing operations, before income taxes	447,114	304,084	281,681
Provision for income taxes	81,808	50,023	54,463
Income from continuing operations, net of income taxes	365,306	254,061	227,218
Income from discontinued operations, net of income taxes	—	—	1,506
Net income	365,306	254,061	228,724
Less: Net income attributable to noncontrolling interests	1,002	2,042	2,351
Net income attributable to common shareholders	$364,304	$252,019	$226,373

Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$7.35	$5.17	$4.69
Discontinued operations	$—	$—	$0.03
Net income attributable to common shareholders	$7.35	$5.17	$4.72
Diluted:
Continuing operations attributable to common shareholders	$7.20	$5.07	$4.59
Discontinued operations	$—	$—	$0.03
Net income attributable to common shareholders	$7.20	$5.07	$4.62

Weighted-average number of common shares outstanding:
Basic	49,550	48,730	47,947
Diluted	50,611	49,693	49,018

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2020	2019	2018
Net income	$365,306	$254,061	$228,724
Other comprehensive income (loss):
Foreign currency translation adjustment and other	22,345	14,224	(28,305)
Pension and other post-retirement benefit plans (Note 12):
Prior service cost and gains (losses) arising during the period	15,747	(25,165)	(1,659)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	17,861	1,772	2,477
Comprehensive income, before income taxes	421,259	244,892	201,237
Less: Income tax expense (benefit) related to items of other comprehensive income (Note 10)	15,372	(3,633)	(1,892)
Comprehensive income, net of income taxes	405,887	248,525	203,129
Less: Comprehensive income related to noncontrolling interests, net of income taxes	2,438	1,822	1,398
Comprehensive income attributable to common shareholders, net of income taxes	$403,449	$246,703	$201,731

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$228,424	$238,014
Trade receivables, net of allowances for doubtful accounts of $6,702 and $3,664, respectively	617,740	514,033
Inventories	185,695	160,660
Prepaid assets	96,712	52,588
Other current assets	72,560	56,030
Total current assets	1,201,131	1,021,325
Property, plant and equipment, net	1,124,358	1,044,128
Operating lease right-of-use assets, net	178,220	140,085
Goodwill	1,809,168	1,540,565
Client relationships, net	721,505	613,573
Other intangible assets, net	66,094	75,840
Deferred tax assets	37,729	44,659
Other assets	352,626	212,615
Total assets	$5,490,831	$4,692,790
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$50,214	$38,545
Accounts payable	122,475	111,498
Accrued compensation	206,823	158,617
Deferred revenue	207,942	171,805
Accrued liabilities	149,820	139,118
Other current liabilities	102,477	90,598
Total current liabilities	839,751	710,181
Long-term debt, net and finance leases	1,929,571	1,849,666
Operating lease right-of-use liabilities	155,595	116,252
Deferred tax liabilities	217,031	167,283
Other long-term liabilities	205,215	182,933
Total liabilities	3,347,163	3,026,315
Commitments and contingencies (Notes 2, 9, 11, 12, 16 and 17)
Redeemable noncontrolling interests	25,499	28,647
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,767 shares issued and outstanding as of December 26, 2020 and 48,936 shares issued and outstanding as of December 28, 2019	498	489
Additional paid-in capital	1,627,564	1,531,785
Retained earnings	625,414	280,329
Treasury stock, at cost, 0 shares as of December 26, 2020 and December 28, 2019	—	—
Accumulated other comprehensive loss	(138,874)	(178,019)
Total equity attributable to common shareholders	2,114,602	1,634,584
Noncontrolling interest	3,567	3,244
Total equity	2,118,169	1,637,828
Total liabilities, redeemable noncontrolling interests and equity	$5,490,831	$4,692,790
See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2020	2019	2018
Cash flows relating to operating activities
Net income	$365,306	$254,061	$228,724
Less: Income from discontinued operations, net of income taxes	—	—	1,506
Income from continuing operations, net of income taxes	365,306	254,061	227,218
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	234,924	198,095	161,779
Stock-based compensation	56,341	57,271	47,346
Deferred income taxes	(133)	(21,895)	(9,702)
Gain on venture capital and strategic equity investments, net	(100,861)	(20,706)	(15,928)
Other, net	17,273	7,931	15,613
Changes in assets and liabilities:
Trade receivables, net	(85,627)	(8,323)	(21,196)
Inventories	(18,379)	(21,399)	(13,338)
Accounts payable	748	29,775	(12,732)
Accrued compensation	40,481	3,394	31,616
Deferred revenue	28,647	(3,620)	36,072
Customer contract deposits	8,955	(10,898)	28,115
Other assets and liabilities, net	(1,100)	17,250	(33,723)
Net cash provided by operating activities	546,575	480,936	441,140
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(418,628)	(515,701)	(824,868)
Capital expenditures	(166,560)	(140,514)	(140,054)
Purchases of investments and contributions to venture capital investments	(26,692)	(22,341)	(25,125)
Proceeds from sale of investments	11,401	942	35,849
Other, net	(1,065)	(3,888)	(805)
Net cash used in investing activities	(601,544)	(681,502)	(955,003)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	2,230,988	3,358,461	2,755,028
Proceeds from exercises of stock options	46,586	34,546	37,657
Payments on long-term debt, revolving credit facility, and finance lease obligations	(2,200,400)	(3,124,588)	(2,201,003)
Payments on debt financing costs	—	(6,593)	(18,337)
Purchase of treasury stock	(23,979)	(18,087)	(13,846)
Other, net	(5,947)	(11,802)	(1,440)
Net cash provided by financing activities	47,248	231,937	558,059
Discontinued operations
Net cash used in operating activities from discontinued operations	—	—	(3,735)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	794	11,357	(9,474)
Net change in cash, cash equivalents, and restricted cash	(6,927)	42,728	30,987
Cash, cash equivalents, and restricted cash, beginning of period	240,046	197,318	166,331
Cash, cash equivalents, and restricted cash, end of period	$233,119	$240,046	$197,318

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Fiscal Year
	2020	2019	2018
Supplemental cash flow information:
Cash and cash equivalents	$228,424	$238,014	$195,442
Restricted cash included in Other current assets	3,074	431	465
Restricted cash included in Other assets	1,621	1,601	1,411
Cash, cash equivalents, and restricted cash, end of period	$233,119	$240,046	$197,318

Cash paid for income taxes	$60,059	$54,060	$67,600
Cash paid for interest	$72,461	$67,813	$47,540
Non-cash investing and financing activities:
Additions to property, plant and equipment, net	$25,614	$21,447	$18,212
Assets acquired under finance leases	$1,571	$4,819	$1,473

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 30, 2017	87,495	$875	$2,560,192	$288,658	$(144,731)	40,093	$(1,659,914)	$1,045,080	$2,327	$1,047,407
Net income	—	—	—	226,373	—	—	—	226,373	1,550	227,923
Other comprehensive loss	—	—	—	—	(24,642)	—	—	(24,642)	—	(24,642)
Reclassification due to adoption of ASU 2018-02	—	—	—	3,330	(3,330)	—	—	—	—	—
Adjustment due to adoption of ASU 2016-01	—	—	—	1,424	—	—	—	1,424	—	1,424
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,431)	(1,431)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(2,069)	—	—	—	—	(2,069)	—	(2,069)
Issuance of stock under employee compensation plans	936	9	37,657	—	—	—	—	37,666	—	37,666
Acquisition of treasury shares	—	—	—	—	—	129	(13,846)	(13,846)	—	(13,846)
Retirement of treasury shares	(40,221)	(402)	(1,195,614)	(477,689)	—	(40,221)	1,673,705	—	—	—
Stock-based compensation	—	—	47,346	—	—	—	—	47,346	—	47,346
December 29, 2018	48,210	482	1,447,512	42,096	(172,703)	1	(55)	1,317,332	2,446	1,319,778
Net income	—	—	—	252,019	—	—	—	252,019	2,084	254,103
Other comprehensive loss	—	—	—	—	(5,316)	—	—	(5,316)	—	(5,316)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,286)	(1,286)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,451)	—	—	—	—	(1,451)	—	(1,451)
Purchase of additional equity interest in and modification of Vital River redeemable noncontrolling interest	—	—	(1,870)	—	—	—	—	(1,870)	—	(1,870)
Issuance of stock under employee compensation plans	866	8	34,678	—	—	—	—	34,686	—	34,686
Acquisition of treasury shares	—	—	—	—	—	139	(18,087)	(18,087)	—	(18,087)
Retirement of treasury shares	(140)	(1)	(4,355)	(13,786)	—	(140)	18,142	—	—	—
Stock-based compensation	—	—	57,271	—	—	—	—	57,271	—	57,271
December 28, 2019	48,936	489	1,531,785	280,329	(178,019)	—	—	1,634,584	3,244	1,637,828
Net income	—	—	—	364,304	—	—	—	364,304	1,852	366,156
Other comprehensive income	—	—	—	—	39,145	—	—	39,145	—	39,145
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,529)	(1,529)
Purchase of a 10% redeemable noncontrolling interest and recognition of related contingent consideration	—	—	(2,379)	—	—	—	—	(2,379)	—	(2,379)
Issuance of stock under employee compensation plans	977	10	46,576	—	—	—	—	46,586	—	46,586
Acquisition of treasury shares	—	—	—	—	—	146	(23,979)	(23,979)	—	(23,979)
Retirement of treasury shares	(146)	(1)	(4,759)	(19,219)	—	(146)	23,979	—	—	—
Stock-based compensation	—	—	56,341	—	—	—	—	56,341	—	56,341
December 26, 2020	49,767	$498	$1,627,564	$625,414	$(138,874)	—	$—	$2,114,602	$3,567	$2,118,169
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
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Research Products businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services); and Research Products, which supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. The Company’s DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has and continues to result in, and any future epidemic or pandemic crises may potentially result in, direct and indirect adverse effects on the Company’s industry and customers, which in turn has (with respect to COVID-19) and may (with respect to future epidemics or crises) impact the Company’s business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect the Company’s operating and financial results in a manner that is not presently known to the Company or that the Company currently does not expect to present significant risks to its operations or financial results. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.
Cash, Cash Equivalents, and Investments
Cash equivalents include money market funds, time deposits and other investments with remaining maturities at the purchase date of three months or less. Time deposits with original maturities of greater than three months are reported as short-term investments.
Trade Receivables, Net
The Company records trade receivables net of an allowance for doubtful accounts. An allowance for doubtful accounts is established based on historical collection information, a review of major client accounts receivable balances, current economic conditions in the geographies in which it operates, and the Company’s expectations of future economic conditions that may affect the collectability of the recorded amounts. Amounts determined to be uncollectible are charged or written off against the allowance.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade receivables. The Company places cash and cash equivalents and investments in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. No single client accounted for more than 5% of revenue in fiscal years 2020, 2019, or 2018 or trade receivables as of December 26, 2020 or December 28, 2019.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Inventories
The Company’s inventories consist of raw materials, work in process and finished product related primarily to small models, large models, cell supply, microbial solutions products, and avian related eggs and flocks. Inventories are stated at the lower of cost or net realizable value. Inventory value is generally based on the standard cost method for all businesses except for the Avian business, which is based on an average cost. Standard costs are trued-up to reflect actual cost. For small models inventory, costs include direct materials such as feed and bedding, costs of personnel directly involved in the care of the models, and an allocation of facility overhead. For the large models inventory, costs are primarily the external cost paid to acquire the model. For cell supply inventory, costs include direct materials, costs of personnel directly involved in the processing of products sold, and an allocation of facility overhead. For the microbial solutions inventory, costs include direct materials, cost of personnel directly involved in the manufacturing and assembly of products sold, and an allocation of facility overhead. For the avian related inventory, costs include direct materials, such as animal feed, cost of personnel directly involved with the care of the eggs and flocks, and an allocation of facility overhead. Inventory costs are charged to cost of revenue in the period the products are sold to an external party. The Company analyzes its inventory levels on a quarterly basis and writes down inventory that is determined to be damaged, obsolete or otherwise unmarketable, with a corresponding charge to cost of products sold.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contingent Consideration
The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records an obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. The Company revalues these contingent consideration obligations each reporting period. Changes in the fair value of the contingent consideration obligations are recognized in the Company’s consolidated statements of income as a component of selling, general and administrative expenses. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and changes in the assumed probabilities of successful achievement of certain financial targets.
Discount rates in the Company’s valuation models represent a measure of the credit risk associated with settling the liability. The period over which the Company discounts its contingent obligations is typically based on when the contingent payments would be triggered. These fair value measurements are based on significant inputs not observable in the market.
Goodwill and Intangible Assets
Goodwill represents the difference between the purchase price and the fair value of assets acquired and liabilities assumed when accounted for using the acquisition method of accounting. Goodwill is not amortized, but reviewed for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts.
The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded.
Definite-lived intangible assets, including client relationships, are amortized over the pattern in which the economic benefits of the intangible assets are utilized and reviewed for impairment whenever events or changes in circumstances indicate that the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Strategic Equity Investments
The Company periodically invests in minority equity positions of privately-held companies that are reported either at fair value or under the equity method of accounting, as appropriate. Equity investments accounted for at fair value that do not have readily determinable fair values are generally recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same investee. Gains and losses from strategic equity investments are recorded in Other income, net in the accompanying consolidated statements of income.
Life Insurance Contracts
Investments in life insurance contracts are recorded at cash surrender value. The initial investment at the transaction price is recognized and remeasured based on fair value of underlying investments or contractual value each reporting period. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. The Company held 44 contracts at both December 26, 2020 and December 28, 2019, with a face value of $79.1 million and $72.7 million, respectively.
Leases
The Company adopted Accounting Standards Codification Topic 842, “Leases” on December 30, 2018 using the modified retrospective method for all leases that had commenced as of the effective date, along with certain available practical expedients. Upon adoption the Company derecognized $26 million of property, plant and equipment, net and corresponding other debt associated with certain build-to-suit lease arrangements. The Company recorded operating lease right-of-use assets, net of $134 million, inclusive of opening adjustments impacting prepaid assets and other assets, primarily related to prepaid rent existing at transition, and $127 million of operating lease right-of-use liabilities, within our consolidated balance sheet upon adoption. There was no cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Most real estate leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 5 years. Certain lease agreements contain options to purchase the leased property and options to terminate the lease. Payments to be made in option periods are recognized as part of the right-of-use lease assets and lease liabilities when it is reasonably certain that the option to extend the lease will be exercised or the option to terminate the lease will not be exercised, or is not at the Company’s option. The Company determines whether the reasonably certain threshold is met by considering contract-, asset-, market-, and entity-based factors.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
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
The Company records the service cost component of the net periodic benefit cost within Cost of services provided and Selling, general, and administrative expenses and all other components of net periodic benefit cost within Other income, net in the consolidated statements of income.
The Company recognizes pension settlement gains or losses in the period when all of the following settlement criteria are met: there is an irrevocable action, the Company is relieved of primary responsibility for a benefit obligation, and significant risks related to the obligation and the assets used to effect the settlement are eliminated.
Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share is computed using the treasury stock method, assuming the exercise of stock options and the vesting of restricted stock awards, RSUs, or PSUs, as well as their related income tax effects.
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
Newly Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement that is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s adoption of this standard in fiscal year 2020 did not have a significant impact on the consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in Other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company’s adoption of this standard in fiscal year 2020 did not have a significant impact on the consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-14, “Compensation Retirement Benefits - Defined Benefit Plans -General (Subtopic 715-20).” ASU 2018-14 removes the requirements to disclose the amounts in Accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year and the related party disclosures about the amount of future annual benefits covered by insurance contracts. In addition, the ASU adds the requirement to disclose an explanation for any significant gains and losses related to changes in the benefit obligation for the period. The Company’s adoption of this standard in fiscal year 2020 did not have a significant impact on the consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The Company’s adoption of this standard in fiscal year 2020 did not have a significant impact on the consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as trade and notes receivables, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company’s adoption of this standard in fiscal year 2020 did not have a significant impact on the consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU, including subsequently issued updates, offers temporary optional expedients and exceptions for applying U.S. GAAP to modifications to agreements such as loans, debt securities, derivatives, and borrowings which reference LIBOR or another reference rate that is expected to be discontinued by December 31, 2021. The expedients and exceptions provided by the standard do not apply to modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The ASU is effective until December 31, 2022 when the replacement for LIBOR is expected to be completed. The interest rate on the Company’s senior credit facility, which matures in fiscal year 2023, is linked to LIBOR. The Company is in the process of evaluating options for

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transitioning away from the senior credit facility’s use of LIBOR and expects to be completed by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the fiscal year ended December 26, 2020 and is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures.
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
2. BUSINESS COMBINATIONS
Distributed Bio
On December 31, 2020 (fiscal year 2021), the Company acquired Distributed Bio, Inc (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands the Company’s capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The preliminary purchase price of Distributed Bio was approximately $83 million in cash, with additional contingent payments of up to $21 million based on future performance. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business will be reported as part of the Company’s DSA reportable segment. Due to the limited time between the acquisition date and the filing of this Annual Report on Form 10-K, it is not practicable for the Company to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed. The Company incurred transaction and integration costs in connection with the acquisition of $1.2 million during fiscal year 2020, which were included in Selling, general and administrative expenses within the consolidated statements of income.
Cellero, LLC
On August 6, 2020, the Company acquired Cellero, LLC (Cellero), a provider of cellular products for cell therapy developers and manufacturers worldwide. The addition of Cellero enhances the Company’s unique, comprehensive solutions for the high-growth cell therapy market, strengthening the ability to help accelerate clients’ critical programs from basic research and proof-of-concept to regulatory approval and commercialization. It also expands the Company’s access to high-quality, human-derived biomaterials with Cellero’s donor sites in the United States. The purchase price for Cellero was $37.4 million in cash. The acquisition was funded through available cash. This business is reported as part of the Company’s RMS reportable segment.
The preliminary purchase price allocation of $36.9 million, net of $0.5 million of cash acquired was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

August 6, 2020
(in thousands)
Trade receivables	$1,500
Inventories	551
Other current assets (excluding cash)	182
Property, plant and equipment	1,648
Goodwill	19,457
Definite-lived intangible assets	16,230
Other long-term assets	849
Current liabilities	(1,360)
Deferred tax liabilities	(1,467)
Other long-term liabilities	(740)
Total purchase price allocation	$36,850
The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. From the date of the acquisition through December 26, 2020, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
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
The Company incurred transaction and integration costs in connection with the acquisition of $2.7 million during fiscal year 2020, which were primarily included in Selling, general and administrative expenses within the consolidated statements of income.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been included because Cellero's financial results are not significant when compared to the Company’s consolidated financial results.
HemaCare Corporation
On January 3, 2020, the Company acquired HemaCare Corporation (HemaCare), a business specializing in the production of human-derived cellular products for the cell therapy market. The acquisition of HemaCare expands the Company’s comprehensive portfolio of early-stage research and manufacturing support solutions to encompass the production and customization of high-quality, human derived cellular products to better support clients’ cell therapy programs. The purchase price of HemaCare was $379.8 million in cash. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s RMS reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The purchase price allocation of $376.7 million, net of $3.1 million of cash acquired was as follows:

January 3, 2020
(in thousands)
Trade receivables	$6,451
Inventories	8,468
Other current assets (excluding cash)	3,494
Property, plant and equipment	10,033
Goodwill	210,196
Definite-lived intangible assets	183,540
Other long-term assets	5,920
Current liabilities	(5,188)
Deferred tax liabilities	(38,529)
Other long-term liabilities	(7,664)
Total purchase price allocation	$376,721
From the date of the acquisition through December 26, 2020, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. No further adjustments will be made to the purchase price allocation.
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
The Company incurred transaction and integration costs in connection with the acquisition of $6.1 million and $3.3 million during fiscal years 2020 and 2019, respectively, which were primarily included in Selling, general and administrative expenses within the consolidated statements of income.
Beginning on January 3, 2020, HemaCare has been included in the operating results of the Company. HemaCare revenue and operating loss during fiscal year 2020 was $43.0 million and $8.1 million, respectively.
The following selected unaudited pro forma consolidated results of operations are presented as if the HemaCare acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 30, 2018, after giving effect to certain adjustments. For fiscal year 2020, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $1.2 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For fiscal year 2019, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $12.8 million, additional interest expense on borrowings of $10.8 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

	Fiscal Year
	2020	2019
	(in thousands)
	(unaudited)
Revenue	$2,923,951	$2,661,565
Net income attributable to common shareholders	368,800	245,423

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
Citoxlab
On April 29, 2019, the Company acquired Citoxlab, a non-clinical CRO, specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens the Company’s position as a leading, global, early-stage CRO by expanding its scientific portfolio and geographic footprint, which enhances the Company’s ability to partner with clients across the drug discovery and development continuum. The purchase price for Citoxlab was $527.1 million in cash. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
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
The Company incurred transaction and integration costs in connection with the acquisition of $4.1 million and $20.7 million during fiscal years 2020 and 2019, respectively, which were primarily included in Selling, general and administrative expenses within the consolidated statements of income.
The following selected unaudited pro forma consolidated results of operations are presented as if the Citoxlab acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 31, 2017, after giving effect to certain adjustments. For fiscal year 2019, these adjustments included additional amortization of intangible

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The purchase price allocation of $800.8 million, net of $27.7 million of cash acquired and a final net working capital adjustment of $1.2 million, was as follows:

April 3, 2018
(in thousands)
Trade receivables	$35,073
Inventories	4,463
Other current assets (excluding cash)	5,893
Property, plant and equipment	128,403
Goodwill	441,656
Definite-lived intangible assets	309,200
Other long-term assets	1,081
Deferred revenue	(23,926)
Current liabilities	(32,885)
Deferred tax liabilities	(65,945)
Other long-term liabilities	(2,213)
Total purchase price allocation	$800,800
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
The Company incurred transaction and integration costs in connection with the acquisition of $16.5 million during fiscal year 2018, which were primarily included in Selling, general and administrative expenses within the consolidated statements of income. No significant integration costs were incurred in connection with the acquisition for fiscal years 2020 or 2019.
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

Fiscal Year
2018
(in thousands)
(unaudited)
Revenue	$2,328,213
Net income attributable to common shareholders	225,550
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
Other Acquisitions
On August 28, 2019, the Company acquired an 80% ownership interest in a supplier that supports the Company’s DSA reportable segment. The purchase price paid was approximately $23 million, net of a $4 million pre-existing relationship. The fair value of the net assets acquired included $13 million of goodwill, $12 million of other long-term assets, and $9 million for a 20% redeemable noncontrolling interest. The business is reported as part of the Company’s DSA reportable segment. Pro forma information and acquisition expenses have not been presented because such information is not material to the financial statements.
On January 11, 2018, the Company acquired KWS BioTest Limited (KWS BioTest). The acquisition enhances the Company’s discovery expertise, with complementary offerings that provide the Company’s customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price paid was approximately $20 million. The fair value of the net assets acquired included $18 million of goodwill and $4 million of client relationships, which had a weighted average life of 12 years. The business is reported as part of the Company’s DSA reportable segment. Pro forma information and acquisition expenses have not been presented because such information is not material to the financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Timing of Revenue Recognition of Major Product/Services Lines:	2020	2019	2018
	(in thousands)
RMS
Services and products transferred over time	$240,480	$227,872	$202,872
Services and products transferred at a point in time	330,672	309,217	316,810
Total RMS revenue	571,152	537,089	519,682
DSA
Services and products transferred over time	1,836,519	1,618,281	1,316,005
Services and products transferred at a point in time	909	714	849
Total DSA revenue	1,837,428	1,618,995	1,316,854
Manufacturing
Services and products transferred over time	174,254	142,896	128,287
Services and products transferred at a point in time	341,099	322,246	301,273
Total Manufacturing revenue	515,353	465,142	429,560
Total revenue	$2,923,933	$2,621,226	$2,266,096
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 26, 2020. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed. The Company has assessed future performance obligations with respect to the COVID-19 pandemic uncertainties and believes there is an insignificant impact on the ability to meet future performance obligations and the amount of revenue to be recognized.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 26, 2020:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Total
	(in thousands)
DSA	$216,099	$128,005	$4,429	$348,533
Manufacturing	8,491	6,212	—	14,703
Total	$224,590	$134,217	$4,429	$363,236
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

	December 26, 2020	December 28, 2019
	(in thousands)
Balances from contracts with customers:
Client receivables	$489,042	$395,740
Contract assets (unbilled revenue)	135,400	121,957
Contract liabilities (current and long-term deferred revenue)	227,417	192,788
Contract liabilities (customer contract deposits)	42,244	33,080
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $16 million and $27 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying consolidated balance sheets as of December 26, 2020 and December 28, 2019, respectively. Advanced client payments of approximately $42 million and $33 million have been presented as customer contract deposits within other current liabilities in the accompanying consolidated balance sheets as of December 26, 2020 and December 28, 2019, respectively.
Other changes in the contract asset and the contract liability balances during fiscal years 2020 and 2019 were as follows:
(i) Changes due to business combinations:
See Note 2. “Business Combinations” for the HemaCare acquisition on January 3, 2020, the Cellero acquisition on August 6, 2020, and the Citoxlab acquisition on April 29, 2019.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During fiscal years 2020 and 2019, an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 90% of unbilled revenue as of December 28, 2019 was billed during fiscal year 2020. Approximately 95% of unbilled revenue as of December 29, 2018 of $105 million was billed during fiscal year 2019.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Approximately 90% of contract liabilities as of December 28, 2019 were recognized as revenue during fiscal year 2020. Approximately 85% of contract liabilities as of December 29, 2018 of $180 million were recognized as revenue during fiscal year 2019.
4. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s Chief Operating Decision Maker.
The following table presents revenue and other financial information by reportable segment:

	2020	2019	2018
	(in thousands)
RMS
Revenue	$571,152	$537,089	$519,682
Operating income	102,706	133,912	136,468
Depreciation and amortization	37,080	19,197	19,469
Capital expenditures	29,487	26,989	35,172
DSA
Revenue	$1,837,428	$1,618,995	$1,316,854
Operating income	325,959	258,903	227,577
Depreciation and amortization	168,922	151,139	112,976
Capital expenditures	105,653	86,843	73,425
Manufacturing
Revenue	$515,353	$465,142	$429,560
Operating income	181,494	145,420	136,212
Depreciation and amortization	25,904	23,584	22,529
Capital expenditures	26,287	23,617	23,323
The following tables present reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts:

	Operating Income			Depreciation and Amortization
	2020	2019	2018	2020	2019	2018
	(in thousands)
Total reportable segments	$610,159	$538,235	$500,257	$231,906	$193,920	$154,974
Unallocated corporate	(177,430)	(187,084)	(168,874)	3,018	4,175	6,805
Total consolidated	$432,729	$351,151	$331,383	$234,924	$198,095	$161,779

	Capital Expenditures
	2020	2019	2018
	(in thousands)
Total reportable segments	$161,427	$137,449	$131,920
Unallocated corporate	5,133	3,065	8,134
Total consolidated	$166,560	$140,514	$140,054
Revenue for each significant product or service offering is as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2020	2019	2018
	(in thousands)
RMS	$571,152	$537,089	$519,682
DSA	1,837,428	1,618,995	1,316,854
Manufacturing	515,353	465,142	429,560
Total revenue	$2,923,933	$2,621,226	$2,266,096
A summary of unallocated corporate expense consists of the following:

	2020	2019	2018
	(in thousands)
Stock-based compensation	$34,111	$37,855	$32,068
Compensation, benefits, and other employee-related expenses	73,814	73,893	69,191
External consulting and other service expenses	26,561	16,639	18,652
Information technology	18,912	16,080	12,463
Depreciation	3,018	4,175	6,805
Acquisition and integration	13,995	26,877	16,295
Other general unallocated corporate	7,019	11,565	13,400
Total unallocated corporate expense	$177,430	$187,084	$168,874
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue and long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
2020
Revenue	$1,627,149	$829,312	$306,259	$155,086	$6,127	$2,923,933
Long-lived assets	627,871	286,229	145,410	62,931	1,917	1,124,358
2019
Revenue	$1,471,097	$726,421	$271,987	$146,218	$5,503	$2,621,226
Long-lived assets	602,654	253,665	127,495	60,213	101	1,044,128
2018
Revenue	$1,267,620	$643,957	$206,382	$142,495	$5,642	$2,266,096
Long-lived assets	597,223	205,185	74,051	56,262	156	932,877
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area. Long-lived assets consist of property, plant, and equipment, net.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
Client receivables	$489,042	$395,740
Unbilled revenue	135,400	121,957
Total	624,442	517,697
Less: Allowance for doubtful accounts	(6,702)	(3,664)
Trade receivables, net	$617,740	$514,033
Net provisions of $6.4 million, $3.0 million, and $2.1 million were recorded to the allowance for doubtful accounts in fiscal years 2020, 2019, and 2018, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of inventories is as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
Raw materials and supplies	$28,317	$24,613
Work in process	36,755	35,852
Finished products	120,623	100,195
Inventories	$185,695	$160,660
The composition of other current assets is as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
Prepaid income tax	$68,462	$54,358
Short-term investments	1,024	941
Restricted cash	3,074	431
Other	—	300
Other current assets	$72,560	$56,030
The composition of property, plant and equipment, net is as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
Land	$61,031	$63,077
Buildings (1)	1,059,641	1,006,357
Machinery and equipment (1)	661,124	585,965
Leasehold improvements	104,967	84,630
Furniture and fixtures	31,489	28,304
Computer hardware and software (1)	193,622	179,865
Vehicles (1)	6,152	5,561
Construction in progress	92,325	67,939
Total	2,210,351	2,021,698
Less: Accumulated depreciation	(1,085,993)	(977,570)
Property, plant and equipment, net	$1,124,358	$1,044,128
(1) These balances include assets under finance leases. See Note 16, “Leases.”
Depreciation expense in fiscal years 2020, 2019 and 2018 was $123.0 million, $108.6 million and $96.9 million, respectively.
The composition of other assets is as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
Venture capital investments	$197,100	$108,983
Strategic equity investments	24,704	13,996
Life insurance policies	43,827	38,207
Other long-term income tax assets	23,485	20,570
Restricted cash	1,621	1,601
Long-term pension assets	31,915	1,741
Other	29,974	27,517
Other assets	$352,626	$212,615

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of other current liabilities is as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
Current portion of operating lease right-of-use liabilities	$24,674	$20,357
Accrued income taxes	24,884	26,066
Customer contract deposits	42,244	33,080
Other	10,675	11,095
Other current liabilities	$102,477	$90,598
The composition of other long-term liabilities is as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
U.S. Transition Tax	$48,781	$52,066
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	74,233	80,833
Long-term deferred revenue	19,475	20,983
Other	62,726	29,051
Other long-term liabilities	$205,215	$182,933

6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $197.1 million and $109.0 million as of December 26, 2020 and December 28, 2019, respectively. The Company’s total commitment to the venture capital funds as of December 26, 2020 was $139.9 million, of which the Company funded $95.3 million through that date. During fiscal years 2020, 2019, and 2018, the Company received distributions totaling $27.6 million, $11.4 million, and $18.2 million, respectively. During fiscal years 2020, 2019, and 2018, the Company recognized gains related to the venture capital investments of $100.4 million, $20.7 million and $15.9 million, respectively. Gains in fiscal year 2020 predominantly resulted from increases in fair value from publicly-held investments, which included initial public offerings of certain portfolio companies. As of December 26, 2020 and December 28, 2019, the Company’s consolidated retained earnings included $76.8 million and $20.6 million, respectively, of the undistributed earnings related to these investments, net of tax.
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Strategic equity investments were $24.7 million and $14.0 million as of December 26, 2020 and December 28, 2019, respectively. The Company recognized insignificant gains and losses related to these investments for fiscal years 2020 and 2019.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 26, 2020
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$2,273	$—	$2,273
Other assets:
Life insurance policies	—	35,770	—	35,770
Total assets measured at fair value	$—	$38,043	$—	$38,043

Other liabilities measured at fair value:
Contingent consideration	—	—	2,328	2,328
Total liabilities measured at fair value	$—	$—	$2,328	$2,328

	December 28, 2019
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$55,278	$—	$55,278
Other assets:
Life insurance policies	—	30,454	—	30,454
Total assets measured at fair value	$—	$85,732	$—	$85,732

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$712	$712
Foreign currency forward contract	—	876	—	876
Total liabilities measured at fair value	$—	$876	$712	$1,588
During fiscal years 2020 and 2019, there were no transfers between fair value levels.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s business combinations.

	Fiscal Year
	2020	2019
	(in thousands)
Beginning balance	$712	$3,033
Additions	2,131	2,869
Payments	(230)	(5,252)
Total gains or losses (realized/unrealized):
Foreign currency translation	183	62
Reversal of previously recorded contingent liability and change in fair value	(468)	—
Ending balance	$2,328	$712
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

	December 26, 2020		December 28, 2019
	Book Value	Fair Value	Book Value	Fair Value
2026 Senior Notes	$500,000	$523,100	$500,000	$537,500
2028 Senior Notes	500,000	523,750	500,000	510,000

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill			Adjustments to Goodwill
	December 29, 2018	Acquisitions	Foreign Exchange	December 28, 2019	Acquisitions	Foreign Exchange	December 26, 2020
	(in thousands)
RMS	$56,968	$—	$(382)	$56,586	$229,654	$1,519	$287,759
DSA	2,056,470	293,380	373	2,350,223	(629)	33,536	2,383,130
Manufacturing	138,695	—	61	138,756	—	4,523	143,279
Gross carrying amount	2,252,133	293,380	52	2,545,565	229,025	39,578	2,814,168
Accumulated impairment loss - DSA	(1,005,000)	—	—	(1,005,000)	—	—	(1,005,000)
Goodwill	$1,247,133			$1,540,565			$1,809,168
Based on the Company’s quantitative goodwill impairment test, which was performed in the fourth quarter for each of the fiscal years 2020, 2019 and 2018, the fair value of each reporting unit exceeded the reporting unit’s book value and, therefore, goodwill was not impaired.
The increase in goodwill during fiscal year 2020 related primarily to the acquisitions of HemaCare and Cellero in the RMS reportable segment. The increase in goodwill during fiscal year 2019 related primarily to the acquisition of Citoxlab in the DSA reportable segment.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	December 26, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$29,233	$(29,233)	$—	$28,865	$(26,895)	$1,970
Technology	130,907	(81,305)	49,602	122,106	(57,737)	64,369
Trademarks and trade names	15,870	(5,648)	10,222	8,430	(4,901)	3,529
Other	20,903	(14,633)	6,270	18,279	(12,307)	5,972
Other intangible assets	196,913	(130,819)	66,094	177,680	(101,840)	75,840
Client relationships	1,137,331	(415,826)	721,505	934,668	(321,095)	613,573
Intangible assets	$1,334,244	$(546,645)	$787,599	$1,112,348	$(422,935)	$689,413
The increase in intangible assets, net during fiscal year 2020 related primarily to the acquisitions of HemaCare and Cellero.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amortization expense of definite-lived intangible assets, including client relationships, for fiscal years 2020, 2019 and 2018 was $111.9 million, $89.5 million and $64.8 million, respectively. As of December 26, 2020, estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
2021	$104,272
2022	91,877
2023	83,651
2024	76,291
2025	71,915

9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-term debt, net and finance leases consists of the following:

	December 26, 2020	December 28, 2019
	(in thousands)
Term loans	$146,875	$193,750
Revolving facility	814,752	676,134
2026 Senior Notes	500,000	500,000
2028 Senior Notes	500,000	500,000
Other debt	3,457	5,781
Finance leases (Note 16)	29,047	30,527
Total debt and finance leases	1,994,131	1,906,192
Less:
Current portion of long-term debt	47,196	35,548
Current portion of finance leases (Note 16)	3,018	2,997
Current portion of long-term debt and finance leases	50,214	38,545
Long-term debt and finance leases	1,943,917	1,867,647
Debt discount and debt issuance costs	(14,346)	(17,981)
Long-term debt, net and finance leases	$1,929,571	$1,849,666
The acquisition of Distributed Bio on December 31, 2020 for approximately $83 million was funded through a combination of available cash and proceeds from the Company’s Credit Facility under the multi-currency revolving facility. The increased borrowings occurred subsequent to December 26, 2020 and are not reflected in the table above.
As of December 26, 2020 and December 28, 2019, the weighted average interest rate on the Company’s debt was 3.11% and 3.46%, respectively.
Term Loans and Revolving Facility
On March 26, 2018, the Company amended and restated its $1.65 billion credit facility creating a $2.3 billion credit facility (Credit Facility). The amendment extended the maturity date and provided for a $750 million term loan and a $1.55 billion multi-currency revolving facility. The amendment was accounted for as a debt modification. In connection with the transaction, the Company expensed $1.0 million of debt issuance costs recorded within Interest expense in the accompanying consolidated statements of income for the year ended 2018. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date. On September 25, 2019, the Company amended and restated the Credit Facility for certain administrative matters.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.00 to 1.0. As of December 26, 2020, the Company was compliant with all covenants.
The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
During fiscal years 2020 and 2019, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility, which ranged from $300 million to $400 million each. This resulted in foreign currency gains of $11.9 million during fiscal 2020 and foreign currency losses of $9.6 million during fiscal year 2019 related to the remeasurement of the underlying debt, which were recognized in Other income, net. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings and recognized losses of $9.3 million and gains of $18.7 million during fiscal years 2020 and 2019, respectively, within Interest expense. As of December 26, 2020, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.
Base Indenture for Senior Notes Offerings
On April 3, 2018, the Company entered into an indenture (Base Indenture) with MUFG Union Bank, N.A., (Trustee). The purpose of the Indenture was to allow the Company the ability to issue senior notes. The Company has entered into two supplemental indentures in connection with two unregistered offerings, described below.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Principal Maturities
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Principal
(in thousands)
2021	$47,196
2022	93,963
2023	821,221
2024	487
2025	233
Thereafter	1,001,984
Total	$1,965,084
Letters of Credit
As of December 26, 2020 and December 28, 2019, the Company had $16.0 million and $7.5 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$365,306	$254,061	$227,218
Income from discontinued operations, net of income taxes	—	—	1,506
Less: Net income attributable to noncontrolling interests	1,002	2,042	2,351
Net income attributable to common shareholders	$364,304	$252,019	$226,373

Denominator:
Weighted-average shares outstanding—Basic	49,550	48,730	47,947
Effect of dilutive securities:
Stock options, restricted stock, restricted stock units and performance share units	1,061	963	1,071
Weighted-average shares outstanding—Diluted	50,611	49,693	49,018
Options to purchase 0.2 million shares, 0.4 million shares, and 0.5 million shares for fiscal years 2020, 2019, and 2018, respectively, as well as a non-significant number of restricted stock, RSUs, and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for fiscal years 2020, 2019, and 2018 excluded the impact of 0.9 million shares, 1.0 million shares and 1.0 million shares, respectively, of non-vested restricted stock, RSUs and PSUs.
Treasury Shares
The Company’s Board of Directors has authorized a $1.3 billion stock repurchase program. Under its authorized stock repurchase program, the Company did not repurchase any shares in fiscal years 2020, 2019, and 2018. As of December 26, 2020, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired 0.1 million shares for $24.0 million, 0.1 million shares for $18.1 million, and 0.1 million shares for $13.8 million in fiscal years 2020, 2019, and 2018, respectively, from such netting.
In fiscal years 2020 and 2019, the Company’s Board of Directors approved the cancellation and return to the Company’s authorized and unissued capital stock of 0.1 million treasury shares totaling $24.0 million and 0.1 million treasury shares totaling $18.1 million, respectively, reducing treasury stock on the Company’s consolidated balance sheet. The Company allocated the excess of the repurchase price over the par value of shares acquired to reduce both retained earnings and additional paid-in capital for $19.2 million and $4.8 million, respectively, in fiscal year 2020 and $13.8 million and $4.3 million, respectively, in fiscal year 2019.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 29, 2018	$(102,199)	$(70,504)	$(172,703)
Other comprehensive income (loss) before reclassifications (1)	14,444	(25,165)	(10,721)
Amounts reclassified from accumulated other comprehensive income	—	1,772	1,772
Net current period other comprehensive income (loss)	14,444	(23,393)	(8,949)
Income tax (benefit)	(177)	(3,456)	(3,633)
December 28, 2019	(87,578)	(90,441)	(178,019)
Other comprehensive income before reclassifications (1)	20,909	15,747	36,656
Amounts reclassified from accumulated other comprehensive income	—	17,861	17,861
Net current period other comprehensive income	20,909	33,608	54,517
Income tax expense	7,215	8,157	15,372
December 26, 2020	$(73,884)	$(64,990)	$(138,874)
(1) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications was primarily due to the effect of changes in foreign currency exchange rates of the Euro, British Pound, Canadian Dollar, and Chinese Yuan Renminbi and to a lesser extent due to the impact of changes in the Japanese Yen and Brazilian Real.

Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying consolidated balance sheets. The activity within the nonredeemable noncontrolling interest during fiscal years 2020, 2019, and 2018 was not significant.
Redeemable Noncontrolling Interests
The Company holds a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 26, 2020. In 2019, the Company purchased an additional 5% equity interest in Vital River for $7.9 million. The Company recorded a $0.8 million gain in equity equal to the excess fair value of the 5% equity interest over the purchase price. Concurrent with the transaction, the pre-existing agreement was further amended to provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 8% equity interest (redeemable noncontrolling interest) at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022 and are accelerated in certain events. In 2019, the Company recorded a charge of $2.2 million in Selling, general and administrative expenses within the consolidated statements of income, equal to the excess fair value of the hybrid instrument (equity interest with embedded derivative) over the fair value of the 8% equity interest. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($16.3 million as of December 26, 2020) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In 2019, the Company acquired an 80% equity interest that is fully consolidated under the voting interest model, which included a 20% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 20% equity interest at its appraised value. These rights are exercisable beginning in 2022. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 20% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 20% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Fiscal Year
	2020	2019
	(in thousands)
Beginning balance	$28,647	$18,525
Purchase of a 10% redeemable noncontrolling interest	(3,732)	—
Adjustment to Vital River redemption value	—	1,451
Purchase of Vital River 5% equity interest	—	(8,745)
Change in fair value of Vital River 8% equity interest, included in additional paid-in capital	—	2,708
Modification of Vital River 8% purchase option	—	2,196
Acquisition of an approximate 10% noncontrolling interest through acquiring Citoxlab	—	4,035
Acquisition of a 20% noncontrolling interest	—	8,740
Net loss attributable to noncontrolling interests	(852)	(42)
Foreign currency translation	1,436	(221)
Ending balance	$25,499	$28,647

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. INCOME TAXES
The components of income from continuing operations before income taxes and the related provision for income taxes are presented below:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Income from continuing operations before income taxes:
U.S.	$226,935	$108,326	$95,062
Non-U.S.	220,179	195,758	186,619
Total income from continuing operations, before income taxes	$447,114	$304,084	$281,681
Income tax provision (benefit):
Current:
Federal	$38,192	$18,101	$17,390
Foreign	35,410	43,489	38,557
State	6,623	9,915	8,837
Total current	80,225	71,505	64,784
Deferred:
Federal	386	(3,226)	(7,145)
Foreign	5,583	(17,111)	(4,104)
State	(4,386)	(1,145)	928
Total deferred	1,583	(21,482)	(10,321)
Total provision for income taxes	$81,808	$50,023	$54,463
Included in the fiscal year 2019 income tax expense of $50.0 million is a $20.6 million tax benefit for the recognition of $315.5 million of historical foreign net operating loss deferred tax assets, partially offset by a $294.9 million valuation allowance. Prior to 2019, these deferred tax assets were not recognized as the Company believed the ability to utilize the net operating losses was remote. As a result of both U.S. Tax Reform and European tax legislation, the Company made changes in 2019 to its financing structure, resulting in the ability to utilize a portion of the net operating losses previously considered remote in nature.
Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year
	2020	2019	2018
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax rate differences	1.2	2.7	0.5
State income taxes, net of federal tax benefit	0.4	2.6	2.4
Non-deductible compensation	1.0	1.7	1.0
Research tax credits and enhanced deductions	(3.4)	(4.4)	(2.9)
Stock-based compensation	(2.7)	(2.2)	(2.1)
Impact of tax uncertainties	(0.2)	(2.6)	(1.1)
Tax on unremitted earnings	1.3	1.7	1.2
Impact of acquisitions and restructuring	0.5	2.7	0.3
Net operating loss deferred tax asset recognition, net of valuation allowance (NOL DTA)	(0.1)	(6.8)	—
Other	(0.7)	0.1	(1.0)
Effective income tax rate	18.3%	16.5%	19.3%
The components of deferred tax assets and liabilities are as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 26, 2020	December 28, 2019
	(in thousands)
Deferred tax assets:
Compensation	$32,118	$40,582
Accruals and reserves	17,970	13,687
Net operating loss and credit carryforwards	406,085	367,269
Operating lease liability	43,646	33,785
Other	4,253	7,181
Valuation allowance	(334,845)	(309,962)
Total deferred tax assets	169,227	152,542
Deferred tax liabilities:
Goodwill and other intangibles	(202,430)	(174,847)
Depreciation related	(33,277)	(29,317)
Venture capital investments	(32,848)	(12,806)
Tax on unremitted earnings	(27,707)	(17,282)
Right-of-use assets	(43,557)	(34,953)
Other	(8,710)	(5,961)
Total deferred tax liabilities	(348,529)	(275,166)
Net deferred taxes	$(179,302)	$(122,624)
The valuation allowance increased by $24.9 million from $310.0 million as of December 28, 2019 to $334.8 million as of December 26, 2020. The increase is primarily a result of foreign exchange impact on net operating losses and corresponding valuation allowances relating to the Company’s 2019 financing structure changes. The valuation allowance increased by $300.2 million from $9.8 million as of December 29, 2018 to $310.0 million as of December 28, 2019. The increase is primarily related to the recognition of $315.5 million of net operating loss deferred tax assets due to changes in the Company’s financing structure, $294.9 million of which the Company does not believe is more likely than not to be utilized. The other changes recorded to the Company’s valuation allowance were immaterial in the fiscal years 2020, 2019, and 2018.
As of December 26, 2020, the Company had net operating loss carryforwards of $369.0 million, as compared to $337.3 million as of December 28, 2019. Of this amount, $27.7 million are definite-lived and begin to expire in 2021, and the remainder of $341.3 million can be carried forward indefinitely. The Company has tax credit carryforwards of $37.1 million, which will begin to expire after 2035 and beyond. Additionally, the Company records a benefit to operating income for research and development and other credits in Quebec, France, the Netherlands, and the U.K. related to its DSA facilities.
The Company has recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions relate to deferred tax assets primarily for net operating losses in Hong Kong, Luxembourg, Denmark, certain capital losses, and fixed assets in the U.K.
A reconciliation of the Company’s beginning and ending unrecognized income tax benefits is as follows:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Beginning balance	$19,665	$18,827	$24,710
Additions to tax positions for current year	7,044	3,691	2,477
Additions to tax positions for prior years	4,589	5,234	—
Reductions to tax positions for prior years	(127)	(1,033)	(4,543)
Settlements	(5,859)	(274)	(3,380)
Expiration of statute of limitations	(342)	(6,780)	(437)
Ending balance	$24,970	$19,665	$18,827
The $5.3 million increase in unrecognized income tax benefits during fiscal year 2020 as compared to the corresponding period in 2019 is primarily attributable to amended U.S. state tax returns from prior years and an additional year of Canadian Scientific Research and Experimental Development (SR&ED) credit, partially offset by audit settlements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $22.6 million as of December 26, 2020 and $17.0 million as of December 28, 2019. The $5.6 million increase is primarily due to the same items noted above. It is reasonably possible as of December 26, 2020 that the liability for unrecognized tax benefits for the uncertain tax position will decrease by approximately $2 million over the next twelve-month period. The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of cumulative accrued interest related to unrecognized income tax benefits as of December 26, 2020 and December 28, 2019 was $2.4 million and $2.3 million, respectively. Interest expense recorded as a component of income taxes was immaterial for all periods. There were no accrued penalties related to unrecognized income tax benefits as of December 26, 2020 or as of December 28, 2019.
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
12. EMPLOYEE BENEFIT PLANS
Pension Plans
The Charles River Laboratories, Inc. Pension Plan (U.S. Pension Plan) is a qualified, non-contributory defined benefit plan covering certain U.S. employees. Effective 2002, the U.S. Pension Plan was amended to exclude new participants from joining and in 2008 the accrual of benefits was frozen. In January 2019, the Company commenced the process to terminate this plan and received regulatory approval in April 2020. In October 2020, the Company settled all remaining benefits directly with vested participants through either lump sum payouts or the purchase of a group annuity contract from a qualified insurance company to administer all future payments. Prior to the settlement, the U.S. Pension Plan was underfunded with a benefit obligation of $93.8 million and plan assets of $93.0 million. In the fourth quarter of fiscal year 2020, the Company made a contribution of $0.8 million to fully fund this plan to cover the lump sum payments, purchase the group annuity contract, and settle remaining termination costs. Upon settlement of the pension liability, the Company recognized a non-cash settlement charge of $10.3 million related to pension losses, reclassified from accumulated other comprehensive loss on the consolidated balance sheet, to other expense in the consolidated statements of income.
The Charles River Pension Plan (U.K. Pension Plan) is a defined contribution and defined benefit pension plan covering certain U.K. employees. Benefits are based on participants’ final pensionable salary and years of service. Participants’ rights vest immediately. Effective December 31, 2002, the plan was amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary. In the fourth quarter of 2015, the U.K. Pension Plan was amended such that the members of the defined benefit section of the plan ceased to accrue additional benefits; however, their benefits continue to be adjusted for changes in their final pensionable salary or a specified inflation index, as applicable. During fiscal 2020, the Company made contributions of $23.0 million to the U.K. Pension Plan. As of fiscal 2020 year-end, this plan was in a funded status of $28.9 million.
In addition, the Company has several defined benefit plans in certain other countries in which it maintains an operating presence, including Canada, France, Germany, Japan, Italy, and the Netherlands.
The net periodic benefit cost (income) associated with these plans for fiscal years 2020, 2019 and 2018 totaled $1.6 million, $1.5 million and $(1.5) million, respectively.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition to the DCP, certain officers and key employees also participate, or in the past participated, in the Company’s Executive Supplemental Life Insurance Retirement Plan (ESLIRP), which is a non-funded, non-qualified arrangement. Annual benefits under this plan will equal a percentage of the highest five consecutive years of compensation, offset by amounts payable under the U.S. Pension Plan and Social Security. In connection with the establishment of the DCP, certain active ESLIRP participants, who agreed to convert their accrued ESLIRP benefit to a comparable deferred compensation benefit, discontinued their direct participation in the ESLIRP. Instead, the present values of the accrued benefits of ESLIRP participants were credited to their DCP accounts, and future accruals are converted to present values and credited to their DCP accounts annually. In fiscal year 2020, one executive officer, who converted their ESLIRP benefit into the DCP, retired resulting in lump sum payment of $8.1 million. Upon settlement of this pension liability, the Company recognized a non-cash settlement charge of $2.1 million related to pension losses, reclassified from accumulated other comprehensive loss on the consolidated balance sheet, to other expense in the consolidated statements of income.
The net periodic benefit cost associated with these plans for fiscal years 2020, 2019 and 2018 totaled $5.7 million, $2.5 million and $2.9 million, respectively.
The Company has invested in several corporate-owned key-person life insurance policies with the intention of using these investments to fund the ESLIRP and the DCP. Participants have no interest in any such investments. As of December 26, 2020 and December 28, 2019, the cash surrender value of these life insurance policies were $43.8 million and $38.2 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension, DCP and ESLIRP plans:

	December 26, 2020	December 28, 2019
	(in thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$447,409	$362,805
Service cost	3,609	2,833
Interest cost	8,849	11,583
Other	429	850
Benefit payments	(8,913)	(11,062)
Settlements	(101,979)	(74)
Special/Contractual Termination Benefits	—	166
Transfer in from acquisition	—	6,818
Actuarial loss	9,816	66,432
Administrative expenses paid	(808)	(470)
Effect of foreign exchange	9,056	7,528
Benefit obligation at end of year	$367,468	$447,409
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$357,181	$305,709
Actual return on plan assets	36,551	53,741
Employer contributions	34,092	2,105
Settlements	(101,979)	(74)
Transfer in from acquisition	—	119
Benefit payments	(8,913)	(11,062)
Administrative expenses paid	(808)	(470)
Effect of foreign exchange	8,628	7,113
Fair value of plan assets at end of year	$324,752	$357,181

Net balance sheet liability	$42,716	$90,228

Amounts recognized in balance sheet:
Noncurrent assets	$31,916	$1,742
Current liabilities	1,713	12,788
Noncurrent liabilities	72,919	79,182
Actuarial losses are driven mainly by liability losses as a result of changes in economic assumptions, in particular lower discount rates, offset by liability gains due to changes in the mortality assumptions and plan experience.
Amounts recognized in accumulated other comprehensive loss related to the Company’s pension, DCP and ESLIRP plans are as follows:

	Fiscal Year
	2020	2019
	(in thousands)
Net actuarial loss	$82,914	$116,930
Net prior service cost (credit)	(1,593)	(2,096)
Net amount recognized	$81,321	$114,834

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The accumulated benefit obligation and fair value of plan assets for the Company’s pension, DCP and ESLIRP plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
Accumulated benefit obligation	$72,940	$410,243
Fair value of plan assets	11,543	337,344
The projected benefit obligation and fair value of plan assets for the Company’s pension, DCP and ESLIRP plans with projected benefit obligations in excess of plan assets are as follows:

	December 26, 2020	December 28, 2019
	(in thousands)
Projected benefit obligation	$93,192	$435,638
Fair value of plan assets	18,560	343,688
Components of total benefit cost for the Company’s pension, DCP and ESLIRP plans are as follows:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Service cost	$3,609	$2,833	$2,612
Interest cost	8,849	11,583	10,850
Expected return on plan assets	(11,348)	(13,005)	(15,516)
Amortization of prior service credit	(489)	(489)	(514)
Amortization of net loss	6,239	2,250	2,990
Other	417	850	910
Net periodic benefit cost	$7,277	$4,022	$1,332
Settlement	12,385	—	—
Total benefit cost	$19,662	$4,022	$1,332

Assumptions
Weighted-average assumptions used to determine projected benefit obligations are as follows:

	December 26, 2020	December 28, 2019
Discount rate	1.48%	2.14%
Rate of compensation increase	2.98%	2.99%
The discount rate reflects the rate the Company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations. Specifically for the termination of the U.S. Pension Plan in fiscal 2020, estimated costs of lump sum payments and annuity purchases were reflected in the discount rate for fiscal 2019. A 25-basis point change across all discount rates changes the projected benefit obligation by approximately $17 million for all Company plans.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	December 26, 2020	December 28, 2019	December 29, 2018
Discount rate	2.14%	3.21%	2.82%
Expected long-term return on plan assets	3.35%	4.28%	5.18%
Rate of compensation increase	2.99%	3.23%	3.16%
A 0.5% decrease in the expected rate of return would increase annual pension expense by $1.6 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In fiscal years 2020 and 2019, new mortality improvement scales were issued in the U.S. and the United Kingdom (U.K.) reflecting a decline in longevity projection from previous releases the Company adopted, which decreased the Company’s benefit obligations by $7.8 million and $2.8 million as of December 26, 2020 and December 28, 2019, respectively.
Plan Assets
The Company invests its pension assets with the objective of achieving a total long-term rate of return sufficient to fund future pension obligations and to minimize future pension contributions. The Company is willing to tolerate a commensurate level of risk to achieve this objective. The Company controls its risk by maintaining a diversified portfolio of asset classes. Plan assets did not include any of the Company’s common stock as of December 26, 2020 or December 28, 2019. The weighted-average target asset allocations are 22.1% to equity securities, 15.3% to fixed income securities and 62.6% to other securities.
The fair value of the Company’s pension plan assets by asset category are as follows:

	December 26, 2020				December 28, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$20,163	$1,466	$—	$21,629	$2,388	$1,022	$—	$3,410
Equity securities (1)	8,633	54,832	—	63,465	7,621	84,377	—	91,998
Debt securities (2)	—	99,188	—	99,188	40,281	89,684	—	129,965
Mutual funds (3)	7,018	65,189	—	72,207	6,324	68,632	—	74,956
Other (4)	508	66,439	1,316	68,263	551	54,787	1,514	56,852
Total	$36,322	$287,114	$1,316	$324,752	$57,165	$298,502	$1,514	$357,181
(1) This category comprises equity investments and securities held by non-U.S. pension plans valued at the quoted closing price and translated into U.S. dollars using a foreign currency exchange rate at year end.

(2) This category comprises debt investments and securities held by non-U.S. pension plans valued at the quoted closing price and translated into U.S. dollars using a foreign currency exchange rate at year end. Holdings primarily include investment-grade corporate bonds and treasuries at various durations.

(3) This category comprises mutual funds valued at the net asset value of shares held by non-U.S. pension plans at year end and translated into U.S. dollars using a foreign currency exchange rate at year end.

(4) This category mainly comprises fixed income securities tied to various U.K. government bond yields held by non-US pension plans valued at the net asset value of shares held at year-end and translated into U.S. dollars using a foreign currency exchange rate at year end.

The activity within the Level 3 pension plan assets was not significant during the periods presented.
During fiscal year 2020, the Company contributed $24.6 million to the pension plans and expects to contribute approximately $0.9 million in fiscal year 2021. During fiscal year 2020, the Company paid $9.5 million directly to certain participants outside of plan assets.
Expected benefit payments are estimated using the same assumptions used in determining the Company’s benefit obligation as of December 26, 2020. Benefit payments will depend on future employment and compensation levels, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for fiscal years 2026 through 2030, are as follows.

Fiscal Year	Pension Plans
(in thousands)
2021	$6,457
2022	6,890
2023	41,395
2024	7,595
2025	7,847
2026-2030	42,617

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Post-Retirement Health and Life Insurance Plans
The Company’s Canadian location offers post-retirement life insurance benefits to its employees and post-retirement medical and dental insurance coverage to certain executives. The plan is non-contributory and unfunded. As of December 26, 2020 and December 28, 2019, the accumulated benefit obligation related to the plan was $1.3 million and $1.1 million, respectively. The amounts included in other accumulated comprehensive income as well as expenses related to the plan were not significant for fiscal years 2020, 2019 and 2018.
Charles River Laboratories Employee Savings Plan
The Charles River Laboratories Employee Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all U.S. employees are eligible to participate upon employment. The plan contains a provision whereby the Company matches a percentage of employee contributions. During fiscal years 2020, 2019 and 2018, the costs associated with this defined contribution plan totaled $14.6 million, $19.1 million and $13.4 million, respectively.
13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, restricted stock units (RSUs), and performance share units (PSUs).
During fiscal years 2020, 2019 and 2018, the primary share-based awards and their general terms and conditions are as follows:
•Stock options, which entitle the holder to purchase a specified number of shares of common stock at an exercise price equal to the closing market price of common stock on the date of grant; typically vest over 4 years; and typically expire 5 or 10 years from date of grant.
•RSUs, which represent an unsecured promise to grant at no cost a set number of shares of common stock upon the completion of the vesting schedule, and typically vest over 2 to 4 years. With respect to RSUs, recipients are not entitled to cash dividends and have no voting rights on the stock during the vesting period.
•PSUs, which entitle the holder to receive at no cost, a specified number of shares of common stock within a range of shares from zero to a specified maximum and typically vest over 3 years. Payout of this award is contingent upon achievement of certain performance and market conditions.
In May 2007, the Company’s shareholders approved the 2007 Incentive Plan, which was amended in 2009, 2011, 2013 and 2015 (2007 Plan). The 2007 Plan provided no further awards to be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 18.7 million shares to be awarded, of which restricted stock grants, RSUs, and performance-based stock awards count as 2.3 shares and stock options count as 1.0 share. Any stock options and other share-based awards that were granted under prior plans and were outstanding in May 2007 continue in accordance with the terms of the respective plans.
In May 2016, the Company’s shareholders approved the 2016 Incentive Plan (2016 Plan). The 2016 Plan provided no further awards to be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2016 Plan allows a maximum of 6.1 million shares to be awarded, of which restricted stock grants, RSUs, and performance-based stock awards count as 2.3 shares and stock options count as 1.0 share. Any stock options and other share-based awards that were granted under prior plans and were outstanding in May 2016 continue in accordance with the terms of the respective plans.
In May 2018, the Company’s shareholders approved the 2018 Incentive Plan, which was amended in 2020 (2018 Plan). The 2018 Plan provided no further awards to be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2018 Plan allows a maximum of 8.9 million shares to be awarded, of which restricted stock grants, RSUs, and performance-based stock awards count as 2.3 shares and stock options count as 1.0 share. Any stock options and other share-based awards that were granted under prior plans and were outstanding in May 2018 continue in accordance with the terms of the respective plans.
As of December 26, 2020, approximately 6.7 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards with newly issued shares. The following table provides stock-based compensation by the financial statement line item in which it is reflected:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year
	2020	2019	2018
	(in thousands)
Cost of revenue	$10,636	$9,038	$6,285
Selling, general and administrative	45,705	48,233	41,061
Stock-based compensation, before income taxes	56,341	57,271	47,346
Provision for income taxes	(8,130)	(9,465)	(9,188)
Stock-based compensation, net of income taxes	$48,211	$47,806	$38,158
No stock-based compensation related costs were capitalized in fiscal years 2020, 2019 and 2018.
Stock Options
The following table summarizes stock option activity under the Company’s stock-based compensation plans:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 28, 2019	1,507	$105.19
Options granted	292	$178.79
Options exercised	(533)	$87.45
Options canceled	(50)	$134.02
Options outstanding as of December 26, 2020	1,216	$129.34	3.8	$148,795
Options exercisable as of December 26, 2020	308	$98.34	1.5	$47,163
Options expected to vest as of December 26, 2020	908	$139.84	4.6	$101,632
The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year
	2020	2019	2018
Expected life (in years)	6.0	3.6	3.7
Expected volatility	30%	27%	25%
Risk-free interest rate	0.4%	2.4%	2.4%
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of stock options granted was $53.37, $33.97 and $24.80 for fiscal years 2020, 2019 and 2018, respectively.
As of December 26, 2020, the unrecognized compensation cost related to unvested stock options expected to vest was $19.2 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.3 years.
The total intrinsic value of options exercised during fiscal years 2020, 2019 and 2018 was $48.6 million, $27.0 million and $29.0 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
The following table summarizes the restricted stock units activity for fiscal year 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 28, 2019	496	$116.07
Granted	178	$182.10
Vested	(187)	$106.94
Canceled	(21)	$136.15
December 26, 2020	466	$144.03
As of December 26, 2020, the unrecognized compensation cost related to shares of unvested RSUs expected to vest was $39.9 million, which is expected to be recognized over an estimated weighted-average amortization period of 2.5 years. The total fair value of RSU grants that vested during fiscal years 2020, 2019 and 2018 was $20.0 million, $16.5 million and $15.5 million, respectively.
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
The Company utilizes a Monte Carlo simulation valuation model to value these awards. Information pertaining to the Company’s PSUs and the related estimated weighted-average assumptions used to calculate their fair value were as follows:

	Fiscal Year
	2020	2019	2018
	(shares in thousands)
PSUs granted	98	160	200
Weighted average grant date fair value	$209.67	$164.47	$117.89
Key assumptions:
Expected volatility	35%	25%	26%
Risk-free interest rate	0.2%	2.4%	2.4%
Expected dividend yield	0%	0%	0%
Total shareholder return of 20-trading day average stock price on grant date	21.7%	17.7%	2.9%
The maximum number of common shares to be issued upon vesting of PSUs is 0.2 million. For fiscal years 2020, 2019 and 2018, the Company recognized stock-based compensation related to PSUs of $22.7 million, $25.3 million and $20.4 million, respectively. The total fair value of PSUs that vested during fiscal years 2020, 2019 and 2018 was $20.9 million, $20.2 million and $18.3 million, respectively.
In fiscal years 2020, 2019 and 2018, the Company also issued approximately 9,000, 15,000 and 17,000 PSUs using a weighted-average grant date fair value per share of $179.66, $144.67 and $109.34, respectively. These PSUs vest upon the achievement of financial targets and other performance measures.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. FOREIGN CURRENCY CONTRACTS
Cross currency loans
The Company periodically entered into foreign exchange forward contracts during fiscal 2020 and 2019 to limit its foreign currency exposure related U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility. These contracts are not designated as hedging instruments. Any gains or losses on these forward contracts are recognized immediately within Interest expense in the consolidated statements of income. The Company had no such open forward contracts as of December 26, 2020 or December 28, 2019.
The following table summarizes the effect of the foreign exchange forward contracts entered into to limit the Company’s foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility on the Company’s consolidated statements of income:

	Fiscal Year
	2020		2019		2018
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Interest expense	$86,433	$(9,325)	$60,882	$18,672	$63,772	$1,486
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
The Company entered into foreign currency forward contracts during fiscal years 2020 and 2019. The Company did not have any such open contracts as of December 26, 2020 and one contract remained open at December 28, 2019, which had a duration of less than one month and was recorded at fair value in the Company’s accompanying consolidated balance sheet. The notional amount and fair value of the open contract is summarized as follows:

December 28, 2019
Notional Amount	Fair Value	Balance Sheet Location
(in thousands)
$115,038	$(876)	Other current liabilities
The following table summarizes the effect of the foreign exchange forward contracts in connection with certain intercompany loans on the Company’s consolidated statements of income:

	Fiscal Year
	2020		2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Other income, net	$99,984	$(892)	$12,293	$(121)

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a summary of restructuring costs related to these initiatives by classification within the consolidated statements of income:

	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
December 26, 2020
Cost of services provided and products sold (excluding amortization of intangible assets)	$4,453	$920	$5,373
Selling, general and administrative	3,137	4,084	7,221
Total	$7,590	$5,004	$12,594
December 28, 2019
Cost of services provided and products sold (excluding amortization of intangible assets)	$4,348	$2,367	$6,715
Selling, general and administrative	7,106	18	7,124
Total	$11,454	$2,385	$13,839
December 29, 2018
Cost of services provided and products sold (excluding amortization of intangible assets)	$1,770	$849	$2,619
Selling, general and administrative	6,911	21	6,932
Total	$8,681	$870	$9,551
The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Fiscal Year
	2020	2019	2018
	(in thousands)
RMS	$845	$3,110	$1,983
DSA	8,605	7,307	1,063
Manufacturing	2,733	3,032	1,227
Unallocated corporate	411	390	5,278
Total	$12,594	$13,839	$9,551

Rollforward of restructuring activities
The following table provides a rollforward for all of the Company’s severance and transition costs related to restructuring activities:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Beginning balance	$6,406	$2,921	$6,856
Expense (excluding non-cash charges)	9,284	12,674	8,681
Payments / utilization	(9,918)	(9,206)	(12,341)
Foreign currency adjustments	46	17	(275)
Ending balance	$5,818	$6,406	$2,921
As of December 26, 2020 and December 28, 2019, $5.8 million and $6.3 million, respectively, of severance and other personnel related costs liabilities and lease obligation liabilities were included in accrued compensation and accrued liabilities within the Company’s consolidated balance sheets. As of December 28, 2019, $0.1 million, respectively, were included in other long-term liabilities within the Company's consolidated balance sheets.
16. LEASES

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

	Fiscal Year
	December 26, 2020	December 28, 2019
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$178,220	$140,085

Other current liabilities	$24,674	$20,357
Operating lease right-of-use liabilities	155,595	116,252
Total operating lease liabilities	$180,269	$136,609

Finance leases
Property, plant and equipment, net	$31,614	$32,519

Current portion of long-term debt and finance leases	$3,018	$2,997
Long-term debt, net and finance leases	26,029	27,530
Total finance lease liabilities	$29,047	$30,527
The components of operating and finance lease costs were as follows:

	Fiscal Year
	December 26, 2020	December 28, 2019
	(in thousands)
Operating lease costs	$32,965	$30,885
Finance lease costs:
Amortization of right-of-use assets	3,723	4,007
Interest on lease liabilities	1,306	1,349
Short-term lease costs	2,349	1,056
Variable lease costs	5,122	3,161
Sublease income	(1,673)	(994)
Total lease costs	$43,792	$39,464
Other information related to leases was as follows:
Supplemental cash flow information

	Fiscal Year
	December 26, 2020	December 28, 2019
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,961	$27,153
Operating cash flows from finance leases	1,306	1,406
Finance cash flows from finance leases	4,350	3,766

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$63,499	$24,382
Right-of-use lease assets obtained in exchange for new finance lease liabilities	1,571	4,819
Lease term and discount rate

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of	As of
	December 26, 2020	December 28, 2019
Weighted-average remaining lease term (in years)
Operating lease	8.5	8.2
Finance lease	12.4	13.0
Weighted-average discount rate
Operating lease	4.5%	4.4%
Finance lease	4.1%	4.6%
At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate, which is based on the information available at the lease commencement date and represents a rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.
As of December 26, 2020, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021	$31,326	$4,242
2022	27,803	3,673
2023	25,014	3,348
2024	24,244	3,118
2025	21,792	2,841
Thereafter	85,249	20,906
Total minimum future lease payments	215,428	38,128
Less: Imputed interest	35,159	9,081
Total lease liabilities	$180,269	$29,047
Total minimum future lease payments (predominantly operating leases) of approximately $130 million for leases that have not commenced as of December 26, 2020, as the Company does not yet control the underlying assets, are not included in the consolidated financial statements. These leases are expected to commence between fiscal years 2021 and 2024 with lease terms of approximately 8 to 15 years.
17. COMMITMENTS AND CONTINGENCIES
Insurance
The Company maintains certain insurance policies that maintain large deductibles up to approximately $1.5 million, some with or without stop-loss limits, depending on market availability. Insurance policies at certain locations are based on a percentage of the insured assets, for which deductibles for certain property may exceed $5.0 million in the event of a catastrophic event. In addition, the Company purchased representation and warranty insurance in support of some acquisitions, in which deductibles could reach $8.0 million.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.
Purchase Obligations
The Company enters into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. The aggregate amount of the Company’s unconditional purchase obligations totaled $197.4 million as of December 26, 2020 and is expected to be paid as follows:

	Payments Due by Period
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Total
	(in thousands)
Unconditional purchase obligations	$166,078	$30,617	$673	$197,368

18. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table contains quarterly financial information for fiscal years 2020 and 2019. The operating results for any quarter are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Fiscal Year 2020
Total revenue	$707,059	$682,584	$743,300	$790,990
Gross profit (1)	252,061	232,238	289,274	299,968
Operating income	94,281	76,768	132,753	128,927
Net income attributable to common shareholders	50,769	67,435	102,909	143,191

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.03	$1.36	$2.07	$2.88
Diluted	$1.02	$1.34	$2.03	$2.81

Fiscal Year 2019
Total revenue	$604,569	$657,568	$667,951	$691,138
Gross profit (1)	211,777	238,104	246,116	262,314
Operating income	69,792	79,768	92,802	108,789
Net income attributable to common shareholders	55,133	43,728	72,810	80,348

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.14	$0.90	$1.49	$1.64
Diluted	$1.11	$0.88	$1.46	$1.61
(1) Gross profit is calculated as total revenue minus cost of revenue (excluding amortization of intangible assets).
Full-year amounts may not sum due to rounding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SUBSEQUENT EVENT
On February 17, 2021, the Company announced that it has signed a definitive agreement to acquire Cognate BioServices, Inc. for approximately $875 million in cash, subject to customary closing adjustments. Cognate BioServices, Inc. is a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the development and production of plasmid DNA and viral vectors for gene therapies. The planned acquisition of Cognate BioServices, Inc. will create a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research through cGMP production. The proposed transaction is expected to close by the end of the first quarter of 2021. The proposed acquisition and associated fees are expected to be financed through a combination of available cash and proceeds from the Company’s Credit Facility under the multi-currency revolving facility. This business is expected to be reported as part of the Company’s Manufacturing reportable segment.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of December 26, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b)   Management’s Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 26, 2020.
We have excluded the business acquisitions completed during fiscal year 2020, including HemaCare and Cellero, from the assessment of the effectiveness of internal control over financial reporting as of December 26, 2020. Total assets and total revenue of the acquired businesses collectively represent 1.0% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for fiscal year ended December 26, 2020.
The effectiveness of our internal control over financial reporting as of December 26, 2020, has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting
During fiscal year 2020, the Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2020 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
A.    Directors and Compliance with Section 16(a) of the Exchange Act
Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2021 Proxy Statement under the sections captioned “Nominees for Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2021 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.
B.    Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Item 1. Business”
C.    Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2021 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.
D.    Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website and can be accessed by selecting the “Corporate Governance” link at http://ir.criver.com. We will provide to any person, without charge, a copy of our Code of Business Conduct and Ethics. To obtain a copy, please mail a request to the Corporate Secretary, Charles River Laboratories International, Inc., 251 Ballardvale Street, Wilmington, MA 01887. Information on our website is not incorporated by reference in this annual report.
E.    Changes to Board Nomination Procedures
Since December 2008, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.
Item 11.    Executive Compensation
The information required by this Item will be included in the 2021 Proxy Statement under the sections captioned “2020 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee,” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2021 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2021 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2021 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
February 17, 2021	By:	/s/ DAVID R. SMITH
David R. Smith
Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	Chairman, President and Chief Executive Officer	February 17, 2021
James C. Foster

By:	/s/ DAVID R. SMITH	Corporate Executive Vice President and	February 17, 2021
	David R. Smith	Chief Financial Officer

By:	/s/ MICHAEL G. KNELL	Corporate Senior Vice President and	February 17, 2021
	Michael G. Knell	Chief Accounting Officer

By:	/s/ NANCY C. ANDREWS	Director	February 17, 2021
Nancy C. Andrews

By:	/s/ ROBERT J. BERTOLINI	Director	February 17, 2021
Robert J. Bertolini

By:	/s/ STEPHEN D. CHUBB	Director	February 17, 2021
Stephen D. Chubb

By:	/s/ DEBORAH T. KOCHEVAR	Director	February 17, 2021
Deborah T. Kochevar

By:	/s/ GEORGE LLADO	Director	February 17, 2021
George Llado

By:	/s/ MARTIN MACKAY	Director	February 17, 2021
Martin Mackay

By:	/s/ GEORGE E. MASSARO	Director	February 17, 2021
George E. Massaro

By:	/s/ GEORGE M. MILNE, JR.	Director	February 17, 2021
George M. Milne, Jr.

By:	/s/ C. RICHARD REESE	Director	February 17, 2021
C. Richard Reese

By:	/s/ RICHARD F. WALLMAN	Director	February 17, 2021
Richard F. Wallman

By:	/s/ VIRGINIA M. WILSON	Director	February 17, 2021
Virginia M. Wilson

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Charles River Laboratories International, Inc., Memphis Merger Sub, Inc., Cognate BioServices, Inc. and Mercury Fund 2 Holdco LLC, solely in its capacity as the initial representative of the Company Shareholders		8-K	February 17, 2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Fifth Amended and Restated By-Laws of Charles River Laboratories International, Inc.		8-K	May 16, 2016	3.2
4.1	Form of Common Stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1/A	June 23, 2000	4.1
4.2	Description of Securities		10-K	February 11, 2020	4.2
4.3*	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2007 Incentive Plan		10-K	February 27, 2013	4.4
4.4*	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2016 Incentive Plan		10-K	February 14, 2017	4.3
4.5*	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.3
4.6	Charles River Laboratories International, Inc. Indenture Agreement with MUFG Union Bank, N.A. as Trustee dated April 3, 2018		8-K	April 3, 2018	4.1
4.7	Charles River Laboratories International, Inc. First Supplemental Indenture dated as of April 3, 2018 to the Indenture dated as of April 3, 2018		8-K	April 3, 2018	4.2
4.8	Form of Note for 5.500% Senior Notes due 2026		8-K	April 3, 2018	4.3
4.9	Charles River Laboratories International, Inc. Second Supplemental Indenture, dates as of October 23, 2019, to the Indenture dated as of April 3, 2018		8-K	October 23, 2019	4.1
4.10	Form of Note for 4.250% Senior Notes due 2028		8-K	October 23, 2019	4.2
10.1*	Charles River Laboratories International, Inc. 2007 Incentive Plan, as amended		10-K	February 17, 2015	10.13
10.2*	Charles River Laboratories International, Inc. 2016 Incentive Plan		10-Q	August 3, 2016	10.1
10.3*	Charles River Laboratories International, Inc. Amended and Restated 2018 Incentive Plan, dated March 20, 2018, as amended and restated May 6, 2020		10-Q	May 7, 2020	10.1
10.4*	Charles River Laboratories International, Inc. Form of Stock Option granted under the 2007 Incentive Plan, as amended		10-K	February 20, 2008	10.17
10.5*	Charles River Laboratories International, Inc. Form of Stock Option granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.4
10.6*	Charles River Laboratories International, Inc. Form of Restricted Stock Award granted under the 2007 Incentive Plan, as amended		10-K	February 20, 2008	10.18
10.7*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2007 Incentive Plan		10-K	February 14, 2017	10.6
10.8*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.7
10.9*	Charles River Laboratories International, Inc. Form of Non-Qualified Stock Option granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.1
10.10*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.2
10.11*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.12*	Form of Change in Control Agreement		10-K	February 23, 2009	10.7
10.13*	Executive Incentive Compensation Plan dated January 1, 2016		10-K	February 12, 2016	10.4

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
10.14*	Charles River Laboratories International, Inc. Non-Employee Directors Deferral Plan dated April 5, 2016		10-Q	May 4, 2016	10.1
10.15*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.16*	Charles River Laboratories amended and restated Deferred Compensation Plan, as amended		10-K	February 27, 2012	10.11
10.17*	Amended and Restated Deferred Compensation Plan Document dated July 17, 2012		10-Q	August 7, 2012	10.1
10.18*	Employment Agreement by and Between James C. Foster and the Company dated February 12, 2018		8-K	February 13, 2018	99.2
10.19*	Agreement between David Smith and Charles River Laboratories, Inc. effective October 26, 2020		10-Q	October 29, 2020	10.1
10.20	Charles River Laboratories International, Inc. Eighth Amended and Restated Credit Agreement dated March 26, 2018		8-K	March 26, 2018	10.1
10.21	Charles River Laboratories International, Inc. Second Amendment dated September 25, 2019 relating to the Eighth Amended and Restated Credit Agreement dated March 26, 2018		10-Q	November 6, 2019	10.2
10.22	Charles River Laboratories International, Inc. Third Amendment dated November 4, 2019 relating to the Eighth Amended and Restated Credit Agreement dated March 26, 2018		10-Q	November 6, 2019	10.3
10.23*	Agreement between David Johst and Charles River Laboratories, Inc. effective July 26, 2019		10-Q	November 6, 2019	10.1
10.24	Share Sale and Purchase Agreement dated April 27, 2019		8-K	May 1, 2019	2.1
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
* Management contract or compensatory plan, contract or arrangement.