Form 10-Q
period 2021-03-27
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2021-05-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 27, 2021

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

    If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of April 23, 2021, there were 50,252,814 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2021

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
Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 26, 2020, under the sections entitled “Our Strategy,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 27, 2021	March 28, 2020
Service revenue	$626,581	$546,592
Product revenue	197,985	160,467
Total revenue	824,566	707,059
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	423,975	372,824
Cost of products sold (excluding amortization of intangible assets)	92,313	82,174
Selling, general and administrative	155,733	129,901
Amortization of intangible assets	28,842	27,879
Operating income	123,703	94,281
Other income (expense):
Interest income	35	316
Interest expense	(29,719)	(15,067)
Other expense, net	(27,717)	(24,071)
Income from operations, before income taxes	66,302	55,459
Provision for income taxes	2,367	4,622
Net income	63,935	50,837
Less: Net income attributable to noncontrolling interests	2,405	68
Net income attributable to common shareholders	$61,530	$50,769

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.23	$1.03
Diluted	$1.20	$1.02

Weighted-average number of common shares outstanding:
Basic	49,980	49,189
Diluted	51,075	49,966

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 27, 2021	March 28, 2020
Net income	$63,935	$50,837
Other comprehensive income (loss):
Foreign currency translation adjustment and other	9,829	(44,855)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	988	1,374
Comprehensive income, before income taxes	74,752	7,356
Less: Income tax benefit related to items of other comprehensive income	(1,025)	(2,039)
Comprehensive income, net of income taxes	75,777	9,395
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	2,390	(476)
Comprehensive income attributable to common shareholders, net of income taxes	$73,387	$9,871

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 27, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$465,411	$228,424
Trade receivables, net of allowances for doubtful accounts of $7,278 and $6,702, respectively	610,566	617,740
Inventories	193,584	185,695
Prepaid assets	81,726	96,712
Other current assets	71,922	72,560
Total current assets	1,423,209	1,201,131
Property, plant and equipment, net	1,117,003	1,124,358
Operating lease right-of-use assets, net	197,668	178,220
Goodwill	1,890,630	1,809,168
Client relationships, net	712,384	721,505
Other intangible assets, net	83,181	66,094
Deferred tax assets	35,457	37,729
Other assets	349,431	352,626
Total assets	$5,808,963	$5,490,831
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$2,932	$50,214
Accounts payable	127,129	122,475
Accrued compensation	164,748	206,823
Deferred revenue	213,032	207,942
Accrued liabilities	198,188	149,820
Other current liabilities	97,347	102,477
Total current liabilities	803,376	839,751
Long-term debt, net and finance leases	2,202,334	1,929,571
Operating lease right-of-use liabilities	173,015	155,595
Deferred tax liabilities	207,011	217,031
Other long-term liabilities	207,008	205,215
Total liabilities	3,592,744	3,347,163
Commitments and contingencies (Notes 2, 9, 11, 12, 16 and 17)
Redeemable noncontrolling interests	28,035	25,499
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 50,350 shares issued and 50,216 shares outstanding as of March 27, 2021, and 49,767 shares issued and outstanding as of December 26, 2020	504	498
Additional paid-in capital	1,659,524	1,627,564
Retained earnings	686,944	625,414
Treasury stock, at cost, 134 and 0 shares, as of March 27, 2021 and December 26, 2020, respectively	(36,028)	—
Accumulated other comprehensive loss	(127,017)	(138,874)
Total equity attributable to common shareholders	2,183,927	2,114,602
Noncontrolling interest	4,257	3,567
Total equity	2,188,184	2,118,169
Total liabilities, redeemable noncontrolling interests and equity	$5,808,963	$5,490,831
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 27, 2021	March 28, 2020
Cash flows relating to operating activities
Net income	$63,935	$50,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,508	57,260
Stock-based compensation	13,189	10,960
Debt extinguishment and financing costs	26,907	—
Deferred income taxes	(9,125)	(2,973)
Loss on venture capital and strategic equity investments, net	16,719	12,035
Other, net	496	10,495
Changes in assets and liabilities:
Trade receivables, net	5,598	(32,136)
Inventories	(11,404)	4,076
Accounts payable	9,622	(10,003)
Accrued compensation	(37,360)	(45,245)
Deferred revenue	5,006	6,065
Customer contract deposits	(5,446)	4,454
Other assets and liabilities, net	30,584	2,765
Net cash provided by operating activities	170,229	68,590
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(94,197)	(382,250)
Capital expenditures	(28,030)	(25,721)
Purchases of investments and contributions to venture capital investments	(16,550)	(7,121)
Proceeds from sale of investments	—	2,504
Other, net	781	(1,097)
Net cash used in investing activities	(137,996)	(413,685)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,954,011	1,409,793
Proceeds from exercises of stock options	19,612	22,608
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,714,195)	(925,109)
Purchase of treasury stock	(36,028)	(23,675)
Payment of debt extinguishment and financing costs	(28,680)	—
Other, net	—	(4,405)
Net cash provided by financing activities	194,720	479,212
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10,953	290
Net change in cash, cash equivalents, and restricted cash	237,906	134,407
Cash, cash equivalents, and restricted cash, beginning of period	233,119	240,046
Cash, cash equivalents, and restricted cash, end of period	$471,025	$374,453

Supplemental cash flow information:
Cash and cash equivalents	$465,411	$372,433
Restricted cash included in Other current assets	4,012	444
Restricted cash included in Other assets	1,602	1,576
Cash, cash equivalents, and restricted cash, end of period	$471,025	$374,453

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 26, 2020	49,767	$498	$1,627,564	$625,414	$(138,874)	—	$—	$2,114,602	$3,567	$2,118,169
Net income	—	—	—	61,530	—	—	—	61,530	690	62,220
Other comprehensive income	—	—	—	—	11,857	—	—	11,857	—	11,857
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(835)	—	—	—	—	(835)	—	(835)
Issuance of stock under employee compensation plans	583	6	19,606	—	—	—	—	19,612	—	19,612
Acquisition of treasury shares	—	—	—	—	—	134	(36,028)	(36,028)	—	(36,028)
Stock-based compensation	—	—	13,189	—	—	—	—	13,189	—	13,189
March 27, 2021	50,350	$504	$1,659,524	$686,944	$(127,017)	134	$(36,028)	$2,183,927	$4,257	$2,188,184

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 28, 2019	48,936	$489	$1,531,785	$280,329	$(178,019)	—	$—	$1,634,584	$3,244	$1,637,828
Net income	—	—	—	50,769	—	—	—	50,769	399	51,168
Other comprehensive loss	—	—	—	—	(40,898)	—	—	(40,898)	—	(40,898)
Buy-out and contingent consideration recognition in connection with redeemable noncontrolling interest	—	—	(2,379)	—	—	—	—	(2,379)	—	(2,379)
Issuance of stock under employee compensation plans	694	7	22,616	—	—	—	—	22,623	—	22,623
Acquisition of treasury shares	—	—	—	—	—	144	(23,675)	(23,675)	—	(23,675)
Stock-based compensation	—	—	10,960	—	—	—	—	10,960	—	10,960
March 28, 2020	49,630	$496	$1,562,982	$331,098	$(218,917)	144	$(23,675)	$1,651,984	$3,643	$1,655,627

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2020. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
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
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic, and its ultimate scope, duration and effects are uncertain. This pandemic has and continues to result in, and any future epidemic or pandemic crises may potentially result in, direct and indirect adverse effects on the Company’s industry and customers, which in turn has (with respect to COVID-19) and may (with respect to future epidemics or crises) impact the Company’s business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect the Company’s operating and financial results in a manner that is not presently known to the Company or that the Company currently does not expect to present significant risks to its operations or financial results. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2020.
Newly Adopted Accounting Pronouncements
In January 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” ASU 2020-01 states any equity security transitioning from the alternative method of accounting under Topic 321 to the equity method, or vice versa, due to an observable transaction will be remeasured immediately before the transition. In addition, the ASU clarifies the accounting for certain non-derivative forward contracts or purchased call options to acquire equity securities stating such instruments will be measured using the fair value principles of Topic 321 before settlement or exercise. This standard became effective for the Company in the three months ended March 27, 2021 and did not have a significant impact on the unaudited condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This standard became effective for the Company in the three months ended March 27, 2021 and did not have a significant impact on the unaudited condensed consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU, including subsequently issued updates, offers temporary optional expedients and exceptions for applying U.S. GAAP to modifications to agreements such as loans, debt securities, derivatives, and borrowings which reference LIBOR or another reference rate that will partially discontinue after December 31, 2021 and fully cease by June 30, 2023. The expedients and exceptions provided by the standard do not apply to modifications made and hedging relationships entered into or evaluated after that, except for hedging relationships existing as of the phase-out date that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The ASU is effective until the replacement for LIBOR is completed. The interest rate on the Company’s revolving credit facility, which was amended and restated in April 2021 (see Note 9. Long-term debt and finance lease obligations) matures in fiscal year 2026, is linked to LIBOR and alternative interest rates when LIBOR is discontinued. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures, but does not believe there will be a material impact upon adoption.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. BUSINESS COMBINATIONS
Retrogenix Limited
On March 30, 2021 (second fiscal quarter of 2021), the Company acquired Retrogenix Limited (Retrogenix) for approximately £35 million in cash (or approximately $48 million based on current exchange rates), subject to customary closing adjustments. In addition to the initial purchase price, the transaction includes a potential additional payment of up to £5 million based on future performance (or approximately $7 million based on current exchange rates). Retrogenix is an early-stage contract research organization providing specialized bioanalytical services utilizing its proprietary cell microarray technology. The acquisition of Retrogenix enhances the Company’s scientific expertise with additional large molecule and cell therapy discovery capabilities. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business will be reported as part of the Company’s DSA reportable segment. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed. The Company incurred transaction and integration costs in connection with the acquisition of $0.8 million during the three months ended March 27, 2021, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Cognate BioServices, Inc.
On March 29, 2021 (second fiscal quarter of 2021), the Company acquired Cognate BioServices, Inc. (Cognate BioServices) for approximately $875 million in cash, subject to customary closing adjustments. Cognate BioServices is a cell and gene therapy contract development and manufacturing organization (CDMO) offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate BioServices establishes the Company as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility and recently issued Senior Notes. This business will be reported as part of the Company’s Manufacturing reportable segment. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose either the preliminary allocation of the purchase price to assets acquired and liabilities assumed or the pro forma consolidated results of operations as if the Cognate BioServices acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments. The Company incurred transaction and integration costs in connection with the acquisition of $7.2 million during the three months ended March 27, 2021, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Distributed Bio, Inc.
On December 31, 2020, the Company acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands the Company’s capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The preliminary purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash, subject to certain post-closing adjustments that may change the purchase price. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously invested by the Company during prior fiscal years, and $14.0 million of contingent consideration, which is estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $21.0 million based on future performance and milestone achievements over a one-year period). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
The preliminary purchase price allocation of $97.0 million, net of $0.8 million of cash acquired was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020
(in thousands)
Trade receivables	$2,722
Other current assets (excluding cash)	221
Property, plant and equipment	2,382
Goodwill	71,585
Definite-lived intangible assets	24,540
Other long-term assets	2,055
Current liabilities	(2,823)
Deferred tax liabilities	(2,529)
Other long-term liabilities	(1,123)
Total purchase price allocation	$97,030

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$16,080	9
Developed technology	3,940	5
Other intangible assets	4,520	4
Total definite-lived intangible assets	$24,540	7

The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA business from new customers introduced to Distributed Bio and the assembled workforce of the acquired business. The goodwill attributable to Distributed Bio is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $0.7 million during the three months ended March 27, 2021, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been included because Distributed Bio's financial results are not significant when compared to the Company’s consolidated financial results.
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

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. From the date of the acquisition through March 27, 2021, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
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
The Company incurred integration costs in connection with the acquisition of $0.4 million for the three months ended March 27, 2021, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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
The Company incurred transaction and integration costs in connection with the acquisition of $0.1 million and $5.7 million for the three months ended March 27, 2021 and March 28, 2020, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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

Three Months Ended
March 28, 2020
(in thousands)
(unaudited)
Revenue	$707,077
Net income attributable to common shareholders	55,705
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
Other Acquisition
On March 3, 2021, the Company acquired certain assets from a distributor that supports the Company’s DSA reportable segment. The preliminary purchase price was $35.6 million, which includes $19.7 million in cash paid ($5.5 million of which was paid in fiscal 2020), subject to customary closing adjustments, and $15.9 million of contingent consideration, which is

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $17.5 million based on future performance over a three-year period). The fair value of the net assets acquired included $17.3 million of goodwill, $15.2 million attributed to supplier relationships (to be amortized over a 4-year period), and $3.0 million of property, plant, and equipment. The business is reported as part of the Company’s DSA reportable segment. Pro forma information and transaction and integration costs have not been presented because such information is not material to the financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$64,896	$60,041
Services and products transferred at a point in time	112,014	85,955
Total RMS revenue	176,910	145,996
DSA
Services and products transferred over time	500,468	438,564
Services and products transferred at a point in time	710	119
Total DSA revenue	501,178	438,683
Manufacturing
Services and products transferred over time	50,568	37,314
Services and products transferred at a point in time	95,910	85,066
Total Manufacturing revenue	146,478	122,380
Total revenue	$824,566	$707,059
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 27, 2021. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed. The Company has assessed future performance obligations

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with respect to the COVID-19 pandemic uncertainties and believes there is an insignificant impact on the ability to meet future performance obligations and the amount of revenue to be recognized.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 27, 2021:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$212,919	$120,893	$4,404	$122	$338,338
Manufacturing	8,724	3,170	—	—	11,894
Total	$221,643	$124,063	$4,404	$122	$350,232

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

	March 27, 2021	December 26, 2020
	(in thousands)
Balances from contracts with customers:
Client receivables	$463,800	$489,042
Contract assets (unbilled revenue)	154,044	135,400
Contract liabilities (current and long-term deferred revenue)	233,075	227,417
Contract liabilities (customer contract deposits)	36,652	42,244

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $19 million and $16 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of March 27, 2021 and December 26, 2020, respectively. Advanced client payments of approximately $37 million and $42 million have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 27, 2021 and December 26, 2020, respectively.
Other changes in the contract asset and the contract liability balances during the three months ended March 27, 2021 and March 28, 2020 were as follows:
(i) Changes due to business combinations:
See Note 2. “Business Combinations” for the Company’s recent acquisitions.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During the three months ended March 27, 2021 and March 28, 2020, immaterial cumulative catch-up adjustments to revenue were recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 60% of unbilled revenue as of December 26, 2020 was billed during the three months ended March 27, 2021. Approximately 60% of unbilled revenue as of December 28, 2019, which was $122 million, was billed during

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the three months ended March 28, 2020.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 60% of contract liabilities as of December 26, 2020 were recognized as revenue during the three months ended March 27, 2021. Approximately 60% of contract liabilities as of December 28, 2019, which was $193 million, were recognized as revenue during the three months ended March 28, 2020.
4. SEGMENT INFORMATION
The Company’s three reportable segments are RMS, DSA, and Manufacturing. The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
RMS
Revenue	$176,910	$145,996
Operating income	44,935	27,373
Depreciation and amortization	9,679	8,752
Capital expenditures	2,983	5,412
DSA
Revenue	$501,178	$438,683
Operating income	90,949	72,283
Depreciation and amortization	44,608	41,330
Capital expenditures	17,040	14,729
Manufacturing
Revenue	$146,478	$122,380
Operating income	49,437	41,112
Depreciation and amortization	6,569	6,366
Capital expenditures	7,110	5,161

Reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
	(in thousands)
Three Months Ended:
Total reportable segments	$185,321	$140,768	$60,856	$56,448	$27,133	$25,302
Unallocated corporate	(61,618)	(46,487)	652	812	897	419
Total consolidated	$123,703	$94,281	$61,508	$57,260	$28,030	$25,721

Revenue for each significant product or service offering is as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
RMS	$176,910	$145,996
DSA	501,178	438,683
Manufacturing	146,478	122,380
Total revenue	$824,566	$707,059

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of unallocated corporate expense consists of the following:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Stock-based compensation	$7,642	$6,704
Compensation, benefits, and other employee-related expenses	27,362	21,980
External consulting and other service expenses	7,356	2,469
Information technology	4,095	3,716
Depreciation	652	812
Acquisition and integration	10,560	6,983
Other general unallocated corporate	3,951	3,823
Total unallocated corporate expense	$61,618	$46,487
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
March 27, 2021	$448,482	$237,535	$77,107	$59,446	$1,996	$824,566
March 28, 2020	406,712	190,262	76,633	31,829	1,623	707,059
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	March 27, 2021	December 26, 2020
	(in thousands)
Client receivables	$463,800	$489,042
Unbilled revenue	154,044	135,400
Total	617,844	624,442
Less: Allowance for doubtful accounts	(7,278)	(6,702)
Trade receivables, net	$610,566	$617,740

The composition of inventories is as follows:

	March 27, 2021	December 26, 2020
	(in thousands)
Raw materials and supplies	$26,726	$28,317
Work in process	32,619	36,755
Finished products	134,239	120,623
Inventories	$193,584	$185,695
The composition of other current assets is as follows:

	March 27, 2021	December 26, 2020
	(in thousands)
Prepaid income tax	$66,885	$68,462
Short-term investments	1,025	1,024
Restricted cash	4,012	3,074
Other current assets	$71,922	$72,560

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other assets is as follows:

	March 27, 2021	December 26, 2020
	(in thousands)
Venture capital investments	$175,506	$197,100
Strategic equity investments	35,772	24,704
Life insurance policies	46,258	43,827
Other long-term income tax assets	22,827	23,485
Restricted cash	1,602	1,621
Long-term pension assets	33,435	31,915
Other	34,031	29,974
Other assets	$349,431	$352,626

The composition of other current liabilities is as follows:

	March 27, 2021	December 26, 2020
	(in thousands)
Current portion of operating lease right-of-use liabilities	$25,868	$24,674
Accrued income taxes	24,952	24,884
Customer contract deposits	36,652	42,244
Other	9,875	10,675
Other current liabilities	$97,347	$102,477

The composition of other long-term liabilities is as follows:

	March 27, 2021	December 26, 2020
	(in thousands)
U.S. Transition Tax	$48,781	$48,781
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	74,223	74,233
Long-term deferred revenue	20,043	19,475
Other	63,961	62,726
Other long-term liabilities	$207,008	$205,215

6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $175.5 million and $197.1 million as of March 27, 2021 and December 26, 2020, respectively. The Company’s total commitment to the venture capital funds as of March 27, 2021 was $149.3 million, of which the Company funded $99.7 million through that date. The Company received distributions totaling $9.3 million and $0.9 million for the three months ended March 27, 2021 and March 28, 2020, respectively. The Company recognized net losses of $16.4 million and $12.2 million related to the venture capital investments for the three months ended March 27, 2021 and March 28, 2020, respectively, primarily driven by decreases in fair value of publicly-held investments.
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Strategic equity investments were $35.8 million and $24.7 million as of March 27, 2021 and December 26, 2020, respectively. The Company recognized insignificant gains and losses for the three months ended March 27, 2021 and March 28, 2020, respectively.
7. FAIR VALUE
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
The fair value hierarchy level is determined by asset and class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 27, 2021 and March 28, 2020, there were no transfers between levels.
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
•Debt instruments - The book value of the Company’s term and revolving loans, which are variable rate loans carried at amortized cost, approximates the fair value based on current market pricing of similar debt. The book values of the Company’s Senior Notes, which are fixed rate debt, are carried at amortized cost. Fair values of the Senior Notes are based on quoted market prices and on borrowing rates available to the Company; and
•Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 27, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$6,172	$—	$6,172
Other assets:
Life insurance policies	—	38,250	—	38,250
Total assets measured at fair value	$—	$44,422	$—	$44,422

Other liabilities measured at fair value:
Contingent consideration	$—	$—	$33,163	$33,163
Total liabilities measured at fair value	$—	$—	$33,163	$33,163

	December 26, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$2,273	$—	$2,273
Other assets:
Life insurance policies	—	35,770	—	35,770
Total assets measured at fair value	$—	$38,043	$—	$38,043

Other liabilities measured at fair value:
Contingent consideration	$—	$—	$2,328	$2,328
Total liabilities measured at fair value	$—	$—	$2,328	$2,328

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s business combinations. See Note 2, “Business Combinations.”

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Beginning balance	$2,328	$712
Additions	29,990	2,131
Fair value adjustments	917	—
Payments	—	(218)
Foreign currency	(72)	(62)
Ending balance	$33,163	$2,563

The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatilities, discount rates, and risk-free rates. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
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
The book value of the Company’s Senior Notes are fixed rate obligations carried at amortized cost. Fair value is based on quoted market prices as well as borrowing rates available to the Company. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy. The book value and fair value of the Company’s Senior Notes is summarized below:

	March 27, 2021		December 26, 2020
	Book Value	Fair Value	Book Value	Fair Value
5.5% Senior Notes due 2026	$—	$—	$500,000	$523,100
4.25% Senior Notes due 2028	500,000	513,750	500,000	523,750
3.75% Senior Notes due 2029	500,000	501,250	—	—
4.0% Senior Notes due 2031	500,000	504,350	—	—

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 26, 2020	Acquisitions	Foreign Exchange	March 27, 2021
	(in thousands)
RMS	$287,759	$—	$(169)	$287,590
DSA	1,378,130	88,611	(7,726)	1,459,015
Manufacturing	143,279	—	746	144,025
Goodwill	$1,809,168	$88,611	$(7,149)	$1,890,630

The increase in goodwill during the three months ended March 27, 2021 related primarily to the acquisition of Distributed Bio in the DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
The following table displays intangible assets, net by major class:

	March 27, 2021			December 26, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$610	$(152)	$458	$29,233	$(29,233)	$—
Technology	133,667	(85,610)	48,057	130,907	(81,305)	49,602
Trademarks and trade names	12,231	(2,112)	10,119	15,870	(5,648)	10,222
Other	28,736	(4,189)	24,547	20,903	(14,633)	6,270
Other intangible assets	175,244	(92,063)	83,181	196,913	(130,819)	66,094
Client relationships	1,152,499	(440,115)	712,384	1,137,331	(415,826)	721,505
Intangible assets	$1,327,743	$(532,178)	$795,565	$1,334,244	$(546,645)	$787,599

The increase in intangible assets, net during the three months ended March 27, 2021 related primarily to the acquisition of Distributed Bio.
9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-term debt, net and finance leases consists of the following:

	March 27, 2021	December 26, 2020
	(in thousands)
Term loans	$—	$146,875
Revolving facility	694,135	814,752
5.5% Senior Notes due 2026	—	500,000
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	—
4.0% Senior Notes due 2031	500,000	—
Other debt	369	3,457
Finance leases (Note 16)	28,844	29,047
Total debt and finance leases	2,223,348	1,994,131
Less:
Current portion of long-term debt	109	47,196
Current portion of finance leases (Note 16)	2,823	3,018
Current portion of long-term debt and finance leases	2,932	50,214
Long-term debt and finance leases	2,220,416	1,943,917
Debt discount and debt issuance costs	(18,082)	(14,346)
Long-term debt, net and finance leases	$2,202,334	$1,929,571

As of March 27, 2021 and December 26, 2020, the weighted average interest rate on the Company’s debt was 3.09% and 3.11%, respectively.
Term Loans and Revolving Facility (Credit Facility)
As of and for the three months ended March 27, 2021, the Company had a credit facility consisting of a $750 million term loan and a $2.05 billion multi-currency revolving facility. The term loan facility matured in 19 quarterly installments with the last installment due March 26, 2023. During the three months ended March 27, 2021, the Company prepaid the remaining amount of the term loan, or $146.9 million, with proceeds from an unregistered private offering (see 2029 and 2031 Senior Notes below). The revolving facility matured on March 26, 2023, and required no scheduled payment before that date. Approximately $0.2 million of deferred financing costs were expensed upon prepayment of the term loan.
The interest rates applicable to the term loan and revolving facility under the Credit Facility were, at the Company’s option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon the Company’s leverage ratio.
In April 2021, the Company amended and restated the Credit Facility increasing the capacity of the revolving credit facility and extending the maturity date to April 2026, which requires no scheduled payment before that date. The amended and restated Credit Facility provides for a $3.0 billion multi-currency revolving facility. No additional term loan was borrowed. Certain amendments were made in connection with the prospective discontinuation of LIBOR and certain other changes in law since the execution of the Company’s existing credit agreement and makes certain other amendments to certain other covenants and terms.
The interest rates applicable to the amended and restated revolving facility are equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%) or the adjusted LIBOR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio.
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.25 to 1.0. As of March 27, 2021, the Company was compliant with all covenants under the Credit Agreement.
The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
During the three months ended March 27, 2021 and March 28, 2020, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility, which ranged from $300 million to $400 million each. This resulted in foreign currency losses recognized in Other income, net of $13.4 million and $4.2 million during the three months ended March 27, 2021 and March 28, 2020, respectively, related to the remeasurement of the underlying debt. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings and recognized gains of $14.0 million and $6.1 million during the three months ended March 27, 2021 and March 28, 2020, respectively, within Interest expense. As of March 27, 2021, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.
Base Indenture for Senior Notes
The Company enters into certain indentures in order to issue senior notes and is subject to certain affirmative and negative covenants. The Company has the following Senior Notes in the current and prior fiscal periods.
2026 Senior Notes
In fiscal year 2018, the Company issued $500 million of 5.5% Senior Notes due in 2026 (2026 Senior Notes) in an unregistered offering. Interest on the 2026 Senior Notes was payable semi-annually on April 1 and October 1. On March 23, 2021, the Company prepaid the $500 million 2026 Seniors Notes along with $21 million of related debt extinguishment costs and $13 million of accrued interest using proceeds from additional senior notes issued on the same day (see 2029 and 2031 Senior Notes). The payment of the 2026 Senior Notes was accounted for as a debt extinguishment. Approximately $21 million of debt extinguishment costs and $5 million of deferred financing costs write-offs were recorded in Interest expense for the three months ended March 27, 2021.
2028 Senior Notes
In fiscal year 2019, the Company issued $500 million of 4.25% Senior Notes due in 2028 (2028 Senior Notes) in an unregistered offering. Interest on the 2028 Senior Notes is payable semi-annually on May 1 and November 1.
2029 Senior Notes and 2031 Senior Notes
In the three months ended March 27, 2021, the Company issued $1 billion split between $500 million of 3.75% Senior Notes due in 2029 (2029 Senior Notes), and $500 million of 4.00% Senior Notes due in 2031 (2031 Senior Notes), in an unregistered offering. Interest on the 2029 and 2031 Senior Notes is payable semi-annually on March 15 and September 15. Approximately $10 million of deferred financing costs were capitalized as part of this debt issuance. Proceeds from the 2029 and 2031 Senior Notes were used as follows: prepay the $500 million 2026 Senior Notes, $21 million of debt extinguishment costs, and $13 million of accrued interest; prepay the $146.9 million remaining term loan; pay down $135 million of the revolving facility; and pay for a portion of the Cognate BioServices acquisition, which occurred on March 29, 2021.
Principal Maturities

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal maturities of existing debt, giving effect to the amended and restated Credit Agreement, for the periods set forth in the table below, are as follows:

Principal
(in thousands)
2021 (excluding the three months ended March 27, 2021)	$109
2022	—
2023	—
2024	260
2025	—
Thereafter	2,194,135
Total	$2,194,504

Letters of Credit
As of March 27, 2021 and December 26, 2020, the Company had $16.8 million and $16.0 million, respectively, in outstanding letters of credit.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Numerator:
Net income	$63,935	$50,837
Less: Net income attributable to noncontrolling interests	2,405	68
Net income attributable to common shareholders	$61,530	$50,769

Denominator:
Weighted-average shares outstanding - Basic	49,980	49,189
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	1,095	777
Weighted-average shares outstanding - Diluted	51,075	49,966
Options to purchase less than 0.1 million and 0.4 million shares for the three months ended March 27, 2021 and March 28, 2020, respectively, as well as a non-significant number of restricted stock units (RSUs) and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for both the three months ended March 27, 2021 and March 28, 2020 excluded the impact of 0.6 million shares of non-vested RSUs and PSUs.
Treasury Shares
During the three months ended March 27, 2021 and March 28, 2020, the Company did not repurchase any shares under its authorized stock repurchase program. As of March 27, 2021, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the three months ended March 27, 2021 and March 28, 2020, the Company acquired 0.1 million shares for $36.0 million and 0.1 million shares for $23.7 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 26, 2020	$(73,884)	$(64,990)	$(138,874)
Other comprehensive income before reclassifications	9,844	—	9,844
Amounts reclassified from accumulated other comprehensive income	—	988	988
Net current period other comprehensive income	9,844	988	10,832
Income tax (benefit) expense	(1,270)	245	(1,025)
March 27, 2021	$(62,770)	$(64,247)	$(127,017)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three months ended March 27, 2021 and March 28, 2020.
Redeemable Noncontrolling Interests
The Company has a 92% equity interest in Vital River with an 8% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($18.7 million as of March 27, 2021) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.
As part of the Citoxlab acquisition in 2019, the Company acquired an approximate 90% equity interest in a subsidiary that was fully consolidated under the voting interest model, which included an approximate 10% redeemable noncontrolling interest. In February 2020, the Company purchased the remaining approximate 10% noncontrolling interest for approximately $4 million and assumption of a contingent consideration liability payable to the former shareholders. See Note 7. “Fair Value”.
In 2019, the Company acquired an 80% equity interest that is fully consolidated under the voting interest model, which includes a 20% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 20% equity interest at its appraised value. These rights are exercisable beginning in 2022. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 20% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 20% equity interest is not limited.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Beginning balance	$25,499	$28,647
Adjustment to Vital River redemption value	835	—
Purchase of a 10% redeemable noncontrolling interest	—	(3,732)
Net income (loss) attributable to noncontrolling interests	1,716	(332)
Foreign currency translation	(15)	(544)
Ending balance	$28,035	$24,039

11. INCOME TAXES
The Company’s effective tax rates for the three months ended March 27, 2021 and March 28, 2020 were 3.6% and 8.3%, respectively. For the three months ended March 27, 2021, the decrease was primarily attributable to increased tax benefit from stock-based compensation deductions in the first quarter of 2021 compared to the corresponding period in 2020.
For the three months ended March 27, 2021, the Company’s unrecognized tax benefits increased by $0.3 million to $25.3 million, primarily due to an additional quarter of Canadian Scientific Research and Experimental Development Credit Reserves, state tax positions, and unfavorable foreign exchange, partially offset by decreases due to dispositions. The accrued interest on unrecognized tax benefits was $2.4 million at March 27, 2021. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $1.0 million over the next twelve-month period, primarily due to expiring statutes of limitations.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2017.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., France, China, Germany, India, and Canada. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.
12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Service cost	$911	$797
Interest cost	1,344	2,355
Expected return on plan assets	(1,983)	(2,981)
Amortization of prior service cost (credit)	(128)	(125)
Amortization of net loss	1,110	1,586
Other adjustments	—	125
Net periodic cost	$1,254	$1,757

Service cost is recorded as an operating expense within the accompanying unaudited condensed consolidated statements of income. All other components of net periodic costs are recorded in Other expense, net in the accompanying unaudited condensed consolidated statements of income. The net periodic cost for the Company’s other post-retirement benefit plan for the three months ended March 27, 2021 and March 28, 2020 was not significant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Cost of revenue	$2,713	$2,035
Selling, general and administrative	10,476	8,925
Stock-based compensation, before income taxes	13,189	10,960
Provision for income taxes	(1,987)	(1,551)
Stock-based compensation, net of income taxes	$11,202	$9,409

During the three months ended March 27, 2021, the Company granted an insignificant amount of stock options and RSUs.
14. FOREIGN CURRENCY CONTRACTS
Cross currency loans
The Company periodically enters into foreign exchange forward contracts to limit its foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility. These contracts are not designated as hedging instruments. Any gains or losses on these forward contracts are recognized immediately within Interest expense in the unaudited condensed consolidated statements of income.
The Company had no open forward contracts related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency at March 27, 2021 or December 26, 2020.
The following table summarizes the effect of the foreign exchange forward contracts entered into to limit the Company’s foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility on the Company’s unaudited condensed consolidated statements of income:

	March 27, 2021		March 28, 2020
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Interest expense	$(29,719)	$13,977	$(15,067)	$6,067

Intercompany loans
The Company periodically enters into foreign exchange forward contracts to limit its foreign currency exposure related to certain intercompany loans. These contracts are not designated as hedging instruments. Any gains or losses on forward contracts associated with intercompany loans are recognized immediately in Other income (expense), net and are largely offset by the remeasurement of the underlying intercompany loans.
The Company did not enter into foreign currency forward contracts related to certain intercompany loans during 2021 and 2020. The Company settled one foreign currency forward contract related to certain intercompany loans in 2020, and recognized an immaterial loss during the three months ended March 28, 2020 recognized in Other expense, net.

15. RESTRUCTURING AND ASSET IMPAIRMENTS
Global Restructuring Initiatives
In recent fiscal years, the Company has undertaken productivity improvement initiatives within all reportable segments at various locations across the U.S., Canada, Europe, and China. This includes workforce right-sizing and scalability initiatives, resulting in severance and transition costs; and cost related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation charges.
The following table presents a summary of restructuring costs related to these initiatives within the unaudited condensed consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 27, 2021			March 28, 2020
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$523	$40	$563	$247	$229	$476
Selling, general and administrative	39	147	186	83	—	83
Total	$562	$187	$749	$330	$229	$559

The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
RMS	$7	$220
DSA	559	83
Manufacturing	334	256
Unallocated corporate	(151)	—
Total	$749	$559

Rollforward of restructuring activities
The following table provides a rollforward for all of the Company’s severance and transition costs and certain lease related costs related to all restructuring activities:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Beginning balance	$5,816	$6,406
Expense (excluding non-cash charges)	749	517
Payments / utilization	(2,465)	(4,243)
Other non-cash adjustments	(1,831)	—
Foreign currency adjustments	(48)	(149)
Ending balance	$2,221	$2,531

As of March 27, 2021 and March 28, 2020, $2.2 million and $2.4 million, respectively, of severance and other personnel related costs liabilities and lease obligation liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets. As of March 28, 2020, $0.1 million, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s unaudited condensed consolidated balance sheets as follows:

	March 27, 2021	December 26, 2020
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$197,668	$178,220

Other current liabilities	$25,868	$24,674
Operating lease right-of-use liabilities	173,015	155,595
Total operating lease liabilities	$198,883	$180,269

Finance leases
Property, plant and equipment, net	$31,437	$31,614

Current portion of long-term debt and finance leases	$2,823	$3,018
Long-term debt, net and finance leases	26,021	26,029
Total finance lease liabilities	$28,844	$29,047

The components of operating and finance lease costs were as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Operating lease costs	$9,352	$8,077
Finance lease costs:
Amortization of right-of-use assets	848	951
Interest on lease liabilities	328	340
Short-term lease costs	950	589
Variable lease costs	883	1,045
Sublease income	(374)	(586)
Total lease costs	$11,987	$10,416

Other information related to leases was as follows:
Supplemental cash flow information

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,503	$6,974
Operating cash flows from finance leases	328	340
Finance cash flows from finance leases	942	1,572

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$25,968	$25,407
Right-of-use lease assets obtained in exchange for new finance lease liabilities	86	593

Lease term and discount rate

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of	As of
	March 27, 2021	March 28, 2020
Weighted-average remaining lease term (in years)
Operating lease	8.7	8.4
Finance lease	12.4	12.7
Weighted-average discount rate
Operating lease	3.9%	4.2%
Finance lease	4.5%	4.5%

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
As of March 27, 2021, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021 (excluding the three months ended March 27, 2021)	$24,996	$3,078
2022	30,659	3,738
2023	28,248	3,411
2024	27,113	3,181
2025	24,635	2,902
Thereafter	101,665	21,597
Total minimum future lease payments	237,316	37,907
Less: Imputed interest	38,433	9,063
Total lease liabilities	$198,883	$28,844

Total minimum future lease payments (predominantly operating leases) of approximately $108 million for leases that have not commenced as of March 27, 2021, as the Company does not yet control the underlying assets, are not included in the unaudited condensed consolidated financial statements. These leases are expected to commence between fiscal years 2021 and 2024 with lease terms of approximately 8 to 15 years.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2020. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” included elsewhere within this Form 10-Q. Certain percentage changes may not recalculate due to rounding.
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
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic, and its ultimate scope, duration and effects are uncertain. This pandemic has had and may continue to result in direct and indirect adverse effects on our industry and customers, which in turn has impacted our business, results of operations, and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in ways that are and are not presently known to us, or that we currently do not expect to present significant risks to our operations or financial results but which may in fact turn out to negatively affect us to a magnitude greater than anticipated. Refer to Item 1A, Risk Factors disclosed in our Annual Report on Form 10-K for fiscal 2020 for risk factors reflecting the impact of the COVID-19 pandemic. Additionally, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosed in our Annual Report on Form 10-K for fiscal 2020 for our assessment of the impact of the COVID-19 pandemic experienced during fiscal 2020 regarding our business continuity plans and actions taken; supply chain; financial condition and results of global operations; liquidity, capital and financial resources; recoverability and/or impairment of assets; and internal controls over financial reporting in a remote work environment. There have been no material changes to our assessment of the COVID-19 pandemic during the three months ended March 27, 2021 and how it may continue to affect us in subsequent periods.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.

On March 30, 2021 (second fiscal quarter of 2021), we acquired Retrogenix Limited (Retrogenix) for approximately £35 million in cash (or approximately $48 million based on current exchange rates), subject to customary closing adjustments. In addition to the initial purchase price, the transaction includes a potential additional payment of up to £5 million based on future performance (or approximately $7 million based on current exchange rates). Retrogenix is an early-stage CRO providing specialized bioanalytical services utilizing its proprietary cell microarray technology. The acquisition of Retrogenix enhances our scientific expertise with additional large molecule and cell therapy discovery capabilities. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business will be reported as part of our DSA reportable segment.
On March 29, 2021 (second fiscal quarter of 2021), we acquired Cognate BioServices, Inc. (Cognate BioServices) for approximately $875 million in cash, subject to customary closing adjustments. Cognate BioServices is a cell and gene therapy contract development and manufacturing organization (CDMO) offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate BioServices establishes us as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The acquisition was funded through a combination of available cash as well as proceeds from our Credit Facility and recently issued Senior Notes. This business will be reported as part of our Manufacturing reportable segment.
On March 3, 2021, we acquired certain assets from a distributor that supports our DSA reportable segment. The preliminary purchase price was $35.6 million, which includes $19.7 million in cash paid ($5.5 million of which was paid in fiscal 2020), subject to customary closing adjustments, and $15.9 million of contingent consideration (the maximum contingent contractual payments are up to $17.5 million). The business is reported as part of our DSA reportable segment.
On December 31, 2020, we acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands our capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The preliminary purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash, subject to certain post-closing adjustments. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously invested by us during prior fiscal years, and $14.0 million of contingent consideration (the maximum contingent contractual payments are up to $21.0 million). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
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
Overview of Results of Operations and Liquidity
Revenue for the three months ended March 27, 2021 was $824.6 million compared to $707.1 million in the corresponding period in 2020. This increase of $117.5 million, or 16.6%, was primarily due to the increased demand across all of our segments, principally DSA, and by the positive effect of changes in foreign currency exchange rates which increased revenue by $21.1 million, or 2.9%, when compared to the corresponding period in 2020.
In the three months ended March 27, 2021, our operating income and operating income margin were $123.7 million and 15.0%, respectively, compared with $94.3 million and 13.3%, respectively, in the corresponding period of 2020. The increases in operating income and operating income margin were due to the contribution of higher revenue across all of our segments, principally DSA and RMS, partially offset by higher acquisition related costs compared to the same period in 2020.
Net income attributable to common shareholders increased to $61.5 million in the three months ended March 27, 2021, from $50.8 million in the corresponding period of 2020. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income described above, partially offset by debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs, as compared to the corresponding period in 2020.
During the first three months of 2021, our cash flows from operations was $170.2 million compared with $68.6 million for the same period in 2020. The increase was driven by higher net income and certain favorable changes in working capital items, including the timing of vendor and supplier payments and collections of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits) compared to the same period in 2020.
In the three months ended March 27, 2021, we issued $1 billion split between $500 million of 3.75% Senior Notes due in 2029 (2029 Senior Notes), and $500 million of 4.00% Senior Notes due in 2031 (2031 Senior Notes), in an unregistered offering. Interest on the 2029 and 2031 Senior Notes is payable semi-annually on March 15 and September 15. Proceeds from the 2029 and 2031 Senior Notes were used as follows: prepay the $500 million 2026 Senior Notes, $21 million of debt extinguishment costs, and $13 million of accrued interest; prepay the $146.9 million remaining term loan; pay down $135 million of the revolving facility; and pay for a portion of the Cognate BioServices acquisition, which occurred on March 29, 2021. Additionally, in April 2021, we amended and restated our Credit Facility by extending the maturity date to April 2026 and increasing the amount of our multi-currency revolving facility from $2.05 billion to $3.0 billion.
Results of Operations
Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	March 27, 2021	March 28, 2020	$ change	% change
	(in millions, except percentages)
Service revenue	$626.6	$546.6	$80.0	14.6%
Product revenue	198.0	160.5	37.5	23.4%
Total revenue	$824.6	$707.1	$117.5	16.6%

	Three Months Ended
	March 27, 2021	March 28, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$176.9	$146.0	$30.9	21.2%	4.2%
DSA	501.2	438.7	62.5	14.2%	2.3%
Manufacturing	146.5	122.4	24.1	19.7%	4.1%
Total revenue	$824.6	$707.1	$117.5	16.6%	2.9%

The following table presents operating income by reportable segment:

	Three Months Ended
	March 27, 2021	March 28, 2020	$ change	% change
	(in millions, except percentages)
RMS	$44.9	$27.4	$17.5	64.2%
DSA	91.0	72.3	18.7	25.8%
Manufacturing	49.4	41.1	8.3	20.2%
Unallocated corporate	(61.6)	(46.5)	(15.1)	32.5%
Total operating income	$123.7	$94.3	$29.4	31.2%
Operating income % of revenue	15.0%	13.3%		1.7%

The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	March 27, 2021	March 28, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$176.9	$146.0	$30.9	21.2%	4.2%
Cost of revenue (excluding amortization of intangible assets)	105.3	95.9	9.4	9.9%
Selling, general and administrative	22.6	19.1	3.5	17.8%
Amortization of intangible assets	4.1	3.6	0.5	13.0%
Operating income	$44.9	$27.4	$17.5	64.2%
Operating income % of revenue	25.4%	18.7%		6.7%
RMS revenue increased $30.9 million due primarily to higher research model product revenue across all geographies, most notably China, as we recovered from the impact of the COVID-19 pandemic compared to the corresponding period in 2020; higher research model services revenue, specifically our GEMS business; the acquisition of Cellero, which contributed $2.6 million to product revenue; and the effect of changes in foreign currency exchange rates.
RMS operating income increased $17.5 million compared to the corresponding period in 2020. RMS operating income as a percentage of revenue for the three months ended March 27, 2021 was 25.4%, an increase of 6.7% from 18.7% for the corresponding period in 2020. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above.
DSA

	Three Months Ended
	March 27, 2021	March 28, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$501.2	$438.7	$62.5	14.2%	2.3%
Cost of revenue (excluding amortization of intangible assets)	340.1	301.1	39.0	12.9%
Selling, general and administrative	47.6	43.3	4.3	10.1%
Amortization of intangible assets	22.5	22.0	0.5	2.4%
Operating income	$91.0	$72.3	$18.7	25.8%
Operating income % of revenue	18.1%	16.5%		1.6%
DSA revenue increased $62.5 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology and global biopharmaceutical clients, increased pricing of services, and the effect of changes in foreign currency exchange rates. DSA revenue was not significantly impacted by the COVID-19 pandemic during the three months ended March 27, 2021 and March 28, 2020.
DSA operating income increased $18.7 million during the three months ended March 27, 2021 compared to the corresponding period in 2020. DSA operating income as a percentage of revenue for the three months ended March 27, 2021 was 18.1%, an increase of 1.6% from 16.5% for the corresponding period in 2020. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above.
Manufacturing

	Three Months Ended
	March 27, 2021	March 28, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$146.5	$122.4	$24.1	19.7%	4.1%
Cost of revenue (excluding amortization of intangible assets)	70.9	58.0	12.9	22.1%
Selling, general and administrative	24.0	21.0	3.0	14.3%
Amortization of intangible assets	2.2	2.3	(0.1)	(1.5)%
Operating income	$49.4	$41.1	$8.3	20.2%
Operating income % of revenue	33.8%	33.6%		0.2%
Manufacturing revenue increased $24.1 million due primarily to higher service revenue in the Biologics business, increased demand for endotoxin products in our Microbial Solutions business, and the effect of changes in foreign currency exchange rates. Overall, Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during the three months ended March 27, 2021 and March 28, 2020.
Manufacturing operating income increased $8.3 million during the three months ended March 27, 2021 compared to the corresponding period in 2020. Manufacturing operating income as a percentage of revenue for the three months ended March 27, 2021 was 33.8%, an increase of 0.2% from 33.6% for the corresponding period in 2020. The increases were due primarily to the contribution of higher revenue in our Biologics business in the three months ended March 27, 2021 compared to the same period in 2020.
Unallocated Corporate

	Three Months Ended
	March 27, 2021	March 28, 2020	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$61.6	$46.5	$15.1	32.5%
Unallocated corporate % of revenue	7.5%	6.6%		0.9%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $15.1 million, or 32.5%, compared to the corresponding period in 2020 is primarily related to an increase in compensation, benefits, and other employee-related expenses, and increased costs associated with the evaluation and integration of our recent acquisition activity. Costs as a percentage of revenue for the three months ended March 27, 2021 was 7.5%, an increase of 0.9% from 6.6% for the corresponding period in 2020.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was less than $0.1 million and $0.3 million for the three months ended March 27, 2021 and the corresponding period in 2020, respectively.
Interest Expense
Interest expense for the three months ended March 27, 2021 was $29.7 million, an increase of $14.6 million, or 97.2%, compared to $15.1 million for the corresponding period in 2020. The increase was due primarily to $26 million of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in the three months ended March 27, 2021, partially offset by a higher foreign currency gain recognized in connection with a debt-related foreign exchange forward contract in the three months ended March 27, 2021 as compared to the corresponding period in 2020.
Other Expense, Net
Other expense, net, was $27.7 million for the three months ended March 27, 2021, an increase of $3.6 million compared to $24.1 million for the corresponding period in 2020. The increase was due primarily to higher foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in the three months ended March 27, 2021 as compared to the corresponding period in 2020, and higher venture capital investment losses in the three months ended March 27, 2021 as compared to the corresponding period in 2020, primarily driven by our publicly-held investments; partially offset by higher gains on our life insurance investments for the three months ended March 27, 2021 as compared to losses incurred during the corresponding period in 2020.

Income Taxes
Income tax expense for the three months ended March 27, 2021 was $2.4 million, a decrease of $2.2 million compared to $4.6 million for the corresponding period in 2020. Our effective tax rate was 3.6% for the three months ended March 27, 2021, compared to 8.3% for the corresponding period in 2020. The decrease in our effective tax rate in the 2021 period compared to the 2020 period was primarily related to increased tax benefit from stock-based compensation deductions in the first quarter of 2021.
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
The following table presents our cash, cash equivalents and short-term investments:

	March 27, 2021	December 26, 2020
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$218.9	$11.8
Held in non-U.S. entities	246.5	216.6
Total cash and cash equivalents	465.4	228.4
Short-term investments:
Held in non-U.S. entities	1.0	1.0
Total cash, cash equivalents and short-term investments	$466.4	$229.4

Borrowings
As of March 27, 2021, we had a credit facility, which consisted of a $750.0 million term loan, which was fully repaid as of March 27, 2021, and a $2.05 billion multi-currency revolving facility. The term loan facility matured in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility was set to mature on March 26, 2023, and required no scheduled payment before that date.
In April 2021, we amended and restated the Credit Facility creating a $3.0 billion multi-currency revolving facility, which extends the maturity date to April 2026 and requires no scheduled payment before that date. The Credit Facility provides for a $3.0 billion multi-currency revolving facility.
We also have certain indentures that allow for senior notes offerings:
•In 2018, we raised $500.0 million of 5.5% Senior Notes due in 2026 (2026 Senior Notes) in an unregistered offering. Interest on the 2026 Senior Notes was payable semi-annually on April 1 and October 1. On March 23, 2021, we repaid the $500.0 million 2026 Senior Notes with proceeds from our 2029 and 2031 Senior Notes (see below).
•In 2019, we raised $500.0 million of 4.25% Senior Notes due in 2028 (2028 Senior Notes) in an unregistered offering. Interest on the 2028 Senior Notes is payable semi-annually on May 1 and November 1.
•In March 2021, we raised $1.0 billion of senior notes split between $500 million of 3.75% Senior Notes due in 2029 (2029 Senior Notes), and $500 million of 4.00% Senior Notes due in 2031 (2031 Senior Notes) in an unregistered offering. Interest on the 2029 and 2031 Senior Notes is payable semi-annually on March 15 and September 15.

Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	March 27, 2021	December 26, 2020
	(in millions)
Term loans	$—	$146.9
Revolving facility	694.1	814.8
5.5% Senior Notes due 2026	—	500.0
4.25% Senior Notes due 2028	500.0	500.0
3.75% Senior Notes due 2029	500.0	—
4.0% Senior Notes due 2031	500.0	—
Total	$2,194.1	$1,961.7

During the three months ended March 27, 2021, the interest rates applicable to the term loan and revolving facility under the Credit Facility are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon our leverage ratio.
Repurchases of Common Stock
During the three months ended March 27, 2021, we did not repurchase any shares under our authorized stock repurchase program. As of March 27, 2021, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2021. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended March 27, 2021, we acquired 0.1 million shares for $36.0 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in millions)
Net income	$63.9	$50.8
Adjustments to reconcile net income to net cash provided by operating activities	109.7	87.8
Changes in assets and liabilities	(3.4)	(70.0)
Net cash provided by operating activities	$170.2	$68.6

Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, debt extinguishment and financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the three months ended March 27, 2021, compared to the three months ended March 28, 2020, the increase in net cash provided by operating activities was driven by higher net income and certain favorable changes in working capital items, including the timing of vendor and supplier payments and collections of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits) compared to the same period in 2020.
The following table presents our net cash used in investing activities:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(94.2)	$(382.3)
Capital expenditures	(28.0)	(25.7)
Investments, net	(16.6)	(4.6)
Other, net	0.8	(1.1)
Net cash used in investing activities	$(138.0)	$(413.7)

For the three months ended March 27, 2021, the primary use of cash used in investing activities related to the acquisition of Distributed Bio and certain assets from a distributor, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments. For the three months ended March 28, 2020, the primary use of cash used in investing activities related to the acquisition of HemaCare, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash provided by financing activities:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(in millions)
Proceeds from long-term debt and revolving credit facility	$1,954.0	$1,409.8
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,714.2)	(925.1)
Proceeds from exercises of stock options	19.6	22.6
Purchase of treasury stock	(36.0)	(23.7)
Payment of debt extinguishment and financing costs	(28.7)	—
Other, net	—	(4.4)
Net cash provided by financing activities	$194.7	$479.2

For the three months ended March 27, 2021, net cash provided by financing activities reflected the net proceeds of $239.8 million on our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are the following amounts:
•Proceeds of $1 billion from the issuance of the 2029 and 2031 Senior Notes, which were used to prepay our $500 million 2026 Senior Notes;
•Payments of approximately $147 million on our term loan and net payments of $85 million to our revolving credit facility throughout the three months ended March 27, 2021;
•Payments of $766 million partially offset by $739 million of proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $19.6 million, offset by treasury stock purchases of $36.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements. Additionally we paid $21 million of debt extinguishment costs associated with the 2026 Senior Notes repayment and $8 million of debt financing costs associated with the 2029 and 2031 Senior Notes issuances.
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
Contractual Commitments and Obligations
The disclosure of our contractual commitments and obligations was reported in our Annual Report on Form 10-K for fiscal 2020. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K for fiscal 2020 other than the changes described in Note 2, “Business Combinations,” Note 7, “Fair Value,” Note 9, “Long-Term Debt and Finance Lease Obligations,” Note 16, “Leases,” and Note 17, “Commitments and Contingencies,” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 27, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of March 27, 2021 was $149.3 million, of which we funded $99.7 million through March 27, 2021. Refer to Note 6, “Venture Capital and Strategic Equity Investments” in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of March 27, 2021 were $16.8 million.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for fiscal year 2020.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended March 27, 2021 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 27, 2021, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $6.9 million.
Foreign Currency Exchange Rate Risk

We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the three months ended March 27, 2021, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Canadian Dollar, Euro, British Pound, Hungarian Forint, and Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended March 27, 2021, our revenue would have increased by $28.7 million and our operating income would have increased by $0.7 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the three months ended March 27, 2021, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 14, “Foreign Currency Contracts” in this Quarterly Report on Form 10-Q for additional information regarding this type of forward contracts.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of March 27, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended March 27, 2021. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 27, 2021 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 17, “Commitments and Contingencies” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2020, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2020, except as disclosed below.
Contract development and manufacturing services create a risk of liability.
The acquisition of Cognate will expand Charles River’s business into the contract development and manufacturing organization (“CDMO”) market, which entails additional risks of liability, including potential product liability claims, errors and omissions claims in connection with Charles River’s services and potential liability under indemnification agreements between Charles River and its officers and directors.
Charles River customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact Charles River’s revenue and profitability.
Charles River will have significant business which will materially depend upon the regulatory approval of the products it will manufacture for its CDMO customers. As such, if these customers experience a delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products that Charles River develops or manufactures, Charles River’s revenue and profitability could be materially adversely affected. Additionally, if the Food and Drug Administration or a comparable foreign regulatory authority does not approve of Charles River’s facilities for the manufacture of a customer product, observes significant deficiencies or violations at its facilities or withdraws such approval in the future, Charles River’s customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact Charles River’s CDMO capacity and capabilities and results of operations therefrom.
Charles River’s CDMO business, financial condition and results of operations may be adversely affected if the products Charles River manufactures for its customers do not gain market acceptance.
If the products Charles River manufactures for its customers do not gain market acceptance or production volumes of key products that Charles River manufactures for its customers decline, financial condition and results of operations may be adversely affected. For Charles River’s CDMO business, Charles River will depend on, and have no control over, market acceptance for the products that Charles River will manufacture for its customers. Consumer demand for these products could be adversely affected by, among other things, delays in securing regulatory approvals, the emergence of competing or alternative products, including generic drugs, the emergence of new safety data for such products, the loss of patent and other intellectual property rights protection, reductions in private and government payment product subsidies or changing product marketing strategies.
Charles River will have various competitors in the CDMO market which could result in a decrease in the fees paid for Charles River’s services and may adversely affect its results of operations and financial condition.
Charles River’s competition in the CDMO market will include full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with Charles River in the future. Furthermore, many of Charles River’s CDMO competitors may have substantially greater financial, marketing, technical or other resources than Charles River does. Moreover, additional competition may emerge, particularly in lower-cost jurisdictions such as India and China, which could, among other things, result in a decrease in the fees paid for Charles River’s services, which may adversely affect Charles River’s results of operations and financial condition.
Manufacturing services are highly complex and failure to provide quality and timely services to Charles River’s new customers, could adversely impact its business.
The development and manufacturing services Charles River will be offering will be highly complex, due in part to strict regulatory requirements. A failure of its quality control systems in its facilities could cause problems in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors.

Such issues could affect production of a single manufacturing run or manufacturing campaigns, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, any failure to meet required quality standards may result in Charles River’s failure to timely deliver products to its customers which, in turn, could damage Charles River’s reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substances, damage to and possibly termination of customer relationships, time and expense spent investigating and remediating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. In addition, such issues could subject Charles River to litigation, the cost of which could be significant.
CDMO operations are dependent upon the supply of necessary raw materials and supplies from third parties, and any inability to obtain such raw materials or supplies could adversely impact Charles River’s business, results of operations and financial condition.
Charles River’s CDMO operations will require various raw materials supplied primarily by third parties. Charles River or its customers will specify the raw materials and other items required to manufacture their product and, in some cases, the customers will specify the suppliers from whom Charles River must purchase these raw materials. In certain instances, the raw materials and other items may only be supplied by a limited number of suppliers or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which could materially adversely affect Charles River’s results of operations and financial condition.
Furthermore, third-party suppliers may fail to provide Charles River with raw materials and other items that meet the qualifications and specifications required by Charles River or its customers. If third-party suppliers are not able to provide Charles River with raw materials that meet its or its customers’ specifications on a timely basis, Charles River may be unable to manufacture its product or it could prevent Charles River from delivering products to its customers within required time frames. Any such delay in delivering its products may create liability for Charles River to its customers for breach of contract or cause Charles River to experience order cancellations and loss of customers. In the event that Charles River manufactures products with components or raw materials that do not meet its qualifications and specifications or those of its customers or governmental or regulatory authorities, Charles River may become subject to product liability claims caused by defective raw materials or components from a third-party supplier or from a customer.
The failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to intellectual property rights could adversely affect us.
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
Similarly, the customers of Cognate BioServices and its subsidiaries, which we acquired in the second quarter of 2021, also rely on intellectual property for the production of their products, the manufacture of which has been contracted to Cognate BioServices. Failure by such customers to obtain, maintain and enforce such intellectual property rights and defend against challenges to their intellectual property rights could have a material adverse effect, including reduced revenue as a result in a delay or cancellation of the manufacture of products that rely on such intellectual property, and having to pay legal expenses in connection with intellectual property litigation in which we are named as a party.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the purchases of shares of our common stock during the three months ended March 27, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
December 27, 2020 to January 23, 2021	—	$—	—	$129,105
January 24, 2021 to February 20, 2021	91,179	260.87	—	129,105
February 21, 2021 to March 27, 2021	42,882	285.47	—	129,105
Total	134,061		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended March 27, 2021, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of March 27, 2021, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Item 6. Exhibits

(a) Exhibits	Description of Exhibits
10.1*	Agreement between David Ross Smith and Charles River Discovery Research Services UK Limited effective December 1, 2020
10.2*	Executive Incentive Compensation Program effective January 1, 2021
10.3*	Charles River Laboratories amended and restated Deferred Compensation Plan, as amended
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan, contract or arrangement.
+ Furnished herein.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 4, 2021	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 4, 2021	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer