Form 10-Q
period 2021-09-25
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2021-11-03
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 25, 2021

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
    If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of October 22, 2021, there were 50,464,399 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2021

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
For example, we may use forward-looking statements when addressing topics such as: the COVID-19 pandemic, its duration, its impact on our business, results of operations, financial condition, liquidity, use of our borrowings, business practices, operations, suppliers, third party service providers, customers, employees, industry, ability to meet future performance obligations, ability to efficiently implement advisable safety precautions, and internal controls over financial reporting; the COVID-19 pandemic’s impact on demand, the global economy and financial markets; changes and uncertainties in the global economy; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; the impact of acquisitions and divestitures; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose; changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service revenue	$703,859	$580,774	$2,045,760	$1,677,927
Product revenue	192,078	162,526	589,350	455,016
Total revenue	895,937	743,300	2,635,110	2,132,943
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	468,659	377,226	1,369,396	1,124,988
Cost of products sold (excluding amortization of intangible assets)	90,051	76,800	278,188	234,382
Selling, general and administrative	148,573	128,289	475,807	385,902
Amortization of intangible assets	32,852	28,232	94,664	83,869
Operating income	155,802	132,753	417,055	303,802
Other income (expense):
Interest income	137	179	343	771
Interest expense	(16,455)	(18,867)	(62,364)	(53,286)
Other (expense) income, net	(16,214)	21,211	(37,966)	23,400
Income before income taxes	123,270	135,276	317,068	274,687
Provision for income taxes	18,111	32,665	58,058	53,571
Net income	105,159	102,611	259,010	221,116
Less: Net income (expense) attributable to noncontrolling interests	1,733	(298)	5,606	3
Net income attributable to common shareholders	$103,426	$102,909	$253,404	$221,113

Earnings per common share
Net income attributable to common shareholders:
Basic	$2.05	$2.07	$5.04	$4.47
Diluted	$2.01	$2.03	$4.93	$4.39

Weighted-average number of common shares outstanding:
Basic	50,425	49,703	50,234	49,482
Diluted	51,558	50,702	51,360	50,371

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$105,159	$102,611	$259,010	$221,116
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,909)	20,112	1,747	(17,993)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	991	1,411	2,972	4,150
Comprehensive income, before income taxes related to items of other comprehensive income	77,241	124,134	263,729	207,273
Less: Income tax (benefit) expense related to items of other comprehensive income	(3,140)	3,201	(1,716)	3,024
Comprehensive income, net of income taxes	80,381	120,933	265,445	204,249
Less: Comprehensive income related to noncontrolling interests, net of income taxes	1,713	591	5,946	399
Comprehensive income attributable to common shareholders, net of income taxes	$78,668	$120,342	$259,499	$203,850

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$212,539	$228,424
Trade receivables and contract assets, net of allowances for doubtful accounts of $7,024 and $6,702, respectively	660,452	617,740
Inventories	181,694	185,695
Prepaid assets	77,527	96,712
Other current assets	246,828	72,560
Total current assets	1,379,040	1,201,131
Property, plant and equipment, net	1,175,911	1,124,358
Operating lease right-of-use assets, net	284,722	178,220
Goodwill	2,736,322	1,809,168
Client relationships, net	1,012,606	721,505
Other intangible assets, net	87,274	66,094
Deferred tax assets	41,117	37,729
Other assets	341,445	352,626
Total assets	$7,058,437	$5,490,831
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$2,275	$50,214
Accounts payable	127,913	122,475
Accrued compensation	223,045	206,823
Deferred revenue	221,731	207,942
Accrued liabilities	244,790	149,820
Other current liabilities	163,997	102,477
Total current liabilities	983,751	839,751
Long-term debt, net and finance leases	2,892,676	1,929,571
Operating lease right-of-use liabilities	244,012	155,595
Deferred tax liabilities	259,119	217,031
Other long-term liabilities	214,258	205,215
Total liabilities	4,593,816	3,347,163
Commitments and contingencies (Notes 2, 9, 11, 12, 16 and 17)
Redeemable noncontrolling interests	32,556	25,499
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 50,607 shares issued and 50,460 shares outstanding as of September 25, 2021, and 49,767 shares issued and outstanding as of December 26, 2020	506	498
Additional paid-in capital	1,720,461	1,627,564
Retained earnings	878,818	625,414
Treasury stock, at cost, 147 and 0 shares, as of September 25, 2021 and December 26, 2020, respectively	(40,440)	—
Accumulated other comprehensive loss	(132,779)	(138,874)
Total equity attributable to common shareholders	2,426,566	2,114,602
Noncontrolling interest	5,499	3,567
Total equity	2,432,065	2,118,169
Total liabilities, redeemable noncontrolling interests and equity	$7,058,437	$5,490,831
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Cash flows relating to operating activities
Net income	$259,010	$221,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,299	174,048
Stock-based compensation	52,289	40,973
Debt extinguishment and financing costs	28,972	2,759
Deferred income taxes	(13,757)	(3,131)
Loss (gain) on venture capital and strategic equity investments, net	17,277	(32,226)
Other, net	(9,432)	14,143
Changes in assets and liabilities:
Trade receivables and contract assets, net	(35,592)	(51,456)
Inventories	(5,639)	(14,055)
Accounts payable	11,431	(12,327)
Accrued compensation	18,210	29,438
Deferred revenue	(9,394)	(1,308)
Customer contract deposits	4,850	9,887
Other assets and liabilities, net	15,017	30,335
Net cash provided by operating activities	531,541	408,196
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(1,292,093)	(419,146)
Capital expenditures	(129,997)	(78,706)
Purchases of investments and contributions to venture capital investments	(31,963)	(19,887)
Proceeds from sale of investments	5,960	5,810
Other, net	854	(1,192)
Net cash used in investing activities	(1,447,239)	(513,121)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	6,119,671	1,411,954
Proceeds from exercises of stock options	43,314	43,806
Payments on long-term debt, revolving credit facility, and finance lease obligations	(5,190,394)	(1,320,961)
Purchase of treasury stock	(40,440)	(23,905)
Payment of debt extinguishment and financing costs	(38,253)	—
Other, net	(2,328)	(4,417)
Net cash provided by financing activities	891,570	106,477
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	17,514	5,825
Net change in cash, cash equivalents, and restricted cash	(6,614)	7,377
Cash, cash equivalents, and restricted cash, beginning of period	233,119	240,046
Cash, cash equivalents, and restricted cash, end of period	$226,505	$247,423

Supplemental cash flow information:
Cash and cash equivalents	$212,539	$242,879
Cash classified within current assets held for sale	8,612	—
Restricted cash included in Other current assets	4,275	2,968
Restricted cash included in Other assets	1,079	1,576
Cash, cash equivalents, and restricted cash, end of period	$226,505	$247,423

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 26, 2020	49,767	$498	$1,627,564	$625,414	$(138,874)	—	$—	$2,114,602	$3,567	$2,118,169
Net income	—	—	—	61,530	—	—	—	61,530	690	62,220
Other comprehensive income	—	—	—	—	11,857	—	—	11,857	—	11,857
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(835)	—	—	—	—	(835)	—	(835)
Issuance of stock under employee compensation plans	583	6	19,606	—	—	—	—	19,612	—	19,612
Acquisition of treasury shares	—	—	—	—	—	134	(36,028)	(36,028)	—	(36,028)
Stock-based compensation	—	—	13,189	—	—	—	—	13,189	—	13,189
March 27, 2021	50,350	504	1,659,524	686,944	(127,017)	134	(36,028)	2,183,927	4,257	2,188,184
Net income	—	—	—	88,448	—	—	—	88,448	583	89,031
Other comprehensive income	—	—	—	—	18,996	—	—	18,996	—	18,996
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,506)	—	—	—	—	(1,506)	—	(1,506)
Issuance of stock under employee compensation plans	188	1	15,766	—	—	—	—	15,767	—	15,767
Acquisition of treasury shares	—	—	—	—	—	13	(4,269)	(4,269)	—	(4,269)
Stock-based compensation	—	—	17,077	—	—	—	—	17,077	—	17,077
June 26, 2021	50,538	505	1,690,861	775,392	(108,021)	147	(40,297)	2,318,440	4,840	2,323,280
Net income	—	—	—	103,426	—	—	—	103,426	659	104,085
Other comprehensive loss	—	—	—	—	(24,758)	—	—	(24,758)	—	(24,758)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(702)	—	—	—	—	(702)	—	(702)
Issuance of stock under employee compensation plans	69	1	8,279	—	—	—	—	8,280	—	8,280
Acquisition of treasury shares	—	—	—	—	—	—	(143)	(143)	—	(143)
Stock-based compensation	—	—	22,023	—	—	—	—	22,023	—	22,023
September 25, 2021	50,607	$506	$1,720,461	$878,818	$(132,779)	147	$(40,440)	$2,426,566	$5,499	$2,432,065

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 28, 2019	48,936	$489	$1,531,785	$280,329	$(178,019)	—	$—	$1,634,584	$3,244	$1,637,828
Net income	—	—	—	50,769	—	—	—	50,769	399	51,168
Other comprehensive loss	—	—	—	—	(40,898)	—	—	(40,898)	—	(40,898)
Purchase of a 10% redeemable noncontrolling interest and recognition of related contingent consideration	—	—	(2,379)	—	—	—	—	(2,379)	—	(2,379)
Issuance of stock under employee compensation plans	694	7	22,616	—	—	—	—	22,623	—	22,623
Acquisition of treasury shares	—	—	—	—	—	144	(23,675)	(23,675)	—	(23,675)
Stock-based compensation	—	—	10,960	—	—	—	—	10,960	—	10,960
March 28, 2020	49,630	496	1,562,982	331,098	(218,917)	144	(23,675)	1,651,984	3,643	1,655,627
Net income	—	—	—	67,435	—	—	—	67,435	441	67,876
Other comprehensive income	—	—	—	—	6,203	—	—	6,203	—	6,203
Issuance of stock under employee compensation plans	174	2	13,992	—	—	—	—	13,994	—	13,994
Acquisition of treasury shares	—	—	—	—	—	1	(118)	(118)	—	(118)
Stock-based compensation	—	—	13,143	—	—	—	—	13,143	—	13,143
June 27, 2020	49,804	498	1,590,117	398,533	(212,714)	145	(23,793)	1,752,641	4,084	1,756,725
Net income	—	—	—	102,909	—	—	—	102,909	441	103,350
Other comprehensive income	—	—	—	—	17,433	—	—	17,433	—	17,433
Issuance of stock under employee compensation plans	78	1	7,198	—	—	—	—	7,199	—	7,199
Acquisition of treasury shares	—	—	—	—	—	1	(112)	(112)	—	(112)
Stock-based compensation	—	—	16,870	—	—	—	—	16,870	—	16,870
September 26, 2020	49,882	$499	$1,614,185	$501,442	$(195,281)	146	$(23,905)	$1,896,940	$4,525	$1,901,465

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
Newly Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU, including subsequently issued updates, offers temporary optional expedients and exceptions for applying U.S. GAAP to modifications to agreements such as loans, debt securities, derivatives, and borrowings which reference LIBOR or another reference rate that will partially discontinue after December 31, 2021 and fully cease by June 30, 2023. The expedients and exceptions provided by the standard do not apply to modifications made and hedging relationships entered into or evaluated after that, except for hedging relationships existing as of the phase-out date that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The ASU is effective until the replacement for LIBOR is completed. The interest rate on the Company’s revolving credit facility, which was amended and restated in April 2021 (see Note 9. Long-term debt and finance lease obligations) and matures in fiscal year 2026, is linked to LIBOR and alternative interest rates when LIBOR is discontinued. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures, but does not believe there will be a material impact on the Company’s consolidated financial statements and related disclosures as LIBOR is phased out.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination by addressing the diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquirers to recognize and measure contract assets and contract liabilities acquired in the business combination in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for public business entities for fiscal years beginning after December 15, 2022 and should be applied prospectively. Early adoption of this amendment is permitted, and the entity should apply retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures, but does not believe there will be a material impact upon adoption.
2. BUSINESS COMBINATIONS
Fiscal 2021 Acquisitions
Vigene Biosciences, Inc.
On June 28, 2021 (third fiscal quarter of 2021), the Company acquired Vigene Biosciences, Inc. (Vigene), a gene therapy contract development and manufacturing organization (CDMO), providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The preliminary purchase price of Vigene was $326.1 million, net of $2.7 million in cash, subject to certain post-closing adjustments that may change the purchase price. Included in the purchase price are contingent payments fair valued at $34.5 million, which was estimated using a Monte Carlo Simulation model (the maximum

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contingent contractual payments are up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s Manufacturing reportable segment.
The preliminary purchase price allocation was as follows:

June 28, 2021
(in thousands)
Trade receivables	$3,548
Other current assets (excluding cash)	1,657
Property, plant and equipment	7,649
Operating lease right-of-use asset, net	22,507
Goodwill	242,822
Definite-lived intangible assets	93,600
Other long-term assets	694
Deferred revenue	(4,260)
Current liabilities	(6,319)
Operating lease right-of-use liabilities	(21,220)
Deferred tax liabilities	(14,600)
Total purchase price allocation	$326,078
The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The definite-lived intangible assets acquired were as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$88,000	12
Backlog	2,100	1
Other intangible assets	3,500	4
Total definite-lived intangible assets	$93,600	11
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s Manufacturing business from new customers introduced to Vigene and the assembled workforce of the acquired business. The goodwill attributable to Vigene is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $1.9 million and $4.4 million for the three and nine months ended September 25, 2021, respectively, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Beginning on June 28, 2021, Vigene has been included in the operating results of the Company. Vigene revenue and operating loss during the three months ended September 25, 2021 was $6.0 million and $2.6 million, respectively.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) is presented as if it had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. See the bottom of this section for combined pro forma disclosure.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Retrogenix Limited
On March 30, 2021, the Company acquired Retrogenix Limited (Retrogenix), an early-stage contract research organization providing specialized bioanalytical services utilizing its proprietary cell microarray technology. The acquisition of Retrogenix enhances the Company’s scientific expertise with additional large molecule and cell therapy discovery capabilities. The purchase price of Retrogenix was $53.9 million, net of $8.5 million in cash. Included in the purchase price are contingent payments fair valued at $6.9 million, which is the maximum potential payout, and was based on a probability-weighted approach. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
The preliminary purchase price allocation was as follows:

March 30, 2021
(in thousands)
Trade receivables	$2,266
Other current assets (excluding cash)	209
Property, plant and equipment	400
Goodwill	34,489
Definite-lived intangible assets	22,126
Other long-term assets	1,385
Current liabilities	(1,575)
Deferred tax liabilities	(4,174)
Other long-term liabilities	(1,205)
Total purchase price allocation	$53,921
The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. From the date of the acquisition through September 25, 2021, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The definite-lived intangible assets acquired were as follows:

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
The Company incurred transaction and integration costs in connection with the acquisition of $0.1 million and $1.7 million for the three and nine months ended September 25, 2021, respectively, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been included because Retrogenix’s financial results are not significant when compared to the Company’s consolidated financial results.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cognate BioServices, Inc.
On March 29, 2021, the Company acquired Cognate BioServices, Inc. (Cognate), a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate establishes the Company as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The preliminary purchase price of Cognate was $876.1 million, net of $70.5 million in cash, subject to certain post-closing adjustments and includes $15.7 million of consideration for an approximate 2% ownership interest not acquired, which will be redeemed in 2022 with the ultimate payout tied to performance in 2021. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility and recently issued Senior Notes. This business is reported as part of the Company’s Manufacturing reportable segment.
The preliminary purchase price allocation was as follows:

March 29, 2021
(in thousands)
Trade receivables	$18,566
Inventories	4,231
Other current assets (excluding cash)	10,601
Property, plant and equipment	52,082
Operating lease right-of-use assets, net	34,349
Goodwill	608,792
Definite-lived intangible assets	270,900
Other long-term assets	6,098
Deferred revenue	(18,582)
Current liabilities	(45,025)
Operating lease right-of-use liabilities	(31,383)
Deferred tax liabilities	(34,124)
Other long-term liabilities	(414)
Total purchase price allocation	$876,091
The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. From the date of the acquisition through September 25, 2021, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The definite-lived intangible assets acquired were as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$257,200	13
Other intangible assets	4,800	2
Backlog	8,900	1
Total definite-lived intangible assets	$270,900	13
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s Manufacturing business from new customers introduced to Cognate and the assembled workforce of the acquired business. The goodwill attributable to Cognate is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $4.3 million and $22.7 million for the three and nine months ended September 25, 2021, respectively, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Beginning on March 29, 2021, Cognate has been included in the operating results of the Company. Cognate revenue for the three and nine months ended September 25, 2021 was $30.3 million and $65.1 million, respectively. Cognate had an operating

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
loss of $0.8 million for the three months ended September 25, 2021, and income of $0.3 million for the nine months ended September 25, 2021.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) is presented as if it had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. See the bottom of this section for combined pro forma disclosure.
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
The preliminary purchase price allocation was as follows:

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
The definite-lived intangible assets acquired were as follows:

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
The Company incurred transaction and integration costs in connection with the acquisition of less than $0.1 million for the three months ended September 25, 2021 and $0.9 million for the nine months ended September 25, 2021 which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been included because Distributed Bio's financial results are not significant when compared to the Company’s consolidated financial results.
Other Acquisition
On March 3, 2021, the Company acquired certain assets from a distributor that supports the Company’s DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration, which is estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $17.5 million based on future performance over a three-year period). The fair value of the net assets acquired included $17.3 million of goodwill, $15.2 million attributed to supplier relationships (to be amortized over a 4-year period), and $3.0 million of property, plant, and equipment. The business is reported as part of the Company’s DSA reportable segment. Pro forma information and transaction and integration costs have not been presented because such information is not material to the unaudited condensed consolidated financial statements.
Pro forma information
The following selected unaudited pro forma consolidated results of operations are presented as if the Cognate and Vigene acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. For the nine months ended September 25, 2021, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $17.6 million, additional interest expense on borrowing of $5.6 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the nine months ended September 26, 2020, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $19.5 million, additional interest expense on borrowing of $7.7 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
	(unaudited)
Revenue	$895,937	$790,322	$2,678,596	$2,230,558
Net income attributable to common shareholders	106,288	120,189	238,775	181,326
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
Fiscal 2020 Acquisitions
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
The purchase price allocation was as follows:

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
The definite-lived intangible assets acquired were as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$14,740	13
Other intangible assets	1,490	3
Total definite-lived intangible assets	$16,230	12
The goodwill resulting from the transaction, $10.8 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributable to the potential growth of the Company’s RMS business from new customers introduced through Cellero and the assembled workforce of the acquired business.
The Company incurred integration costs in connection with the acquisition of $0.1 million and $0.7 million for the three and nine months ended September 25, 2021, respectively, and $2.0 million for the three and nine months ended September 26, 2020, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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
The purchase price allocation was as follows:

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
The definite-lived intangible assets acquired were as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$170,390	19
Trade name	7,330	10
Other intangible assets	5,820	3
Total definite-lived intangible assets	$183,540	18
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s RMS business from new customers introduced through HemaCare and the assembled workforce of the acquired business. The goodwill attributable to HemaCare is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $0.1 million and $0.5 million for the three and nine months ended September 25, 2021, respectively, and $0.1 million and $5.9 million for the three and nine months ended September 26, 2020, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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

	September 26, 2020
	Three Months Ended	Nine Months Ended
	(unaudited)	(unaudited)
Revenue	$743,300	$2,132,961
Net income attributable to common shareholders	102,802	225,890
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$65,805	$60,225	$197,035	$177,623
Services and products transferred at a point in time	105,453	91,685	327,827	236,832
Total RMS revenue	171,258	151,910	524,862	414,455
DSA
Services and products transferred over time	531,637	460,821	1,571,895	1,341,832
Services and products transferred at a point in time	186	356	1,200	592
Total DSA revenue	531,823	461,177	1,573,095	1,342,424
Manufacturing
Services and products transferred over time	93,473	47,457	240,015	126,088
Services and products transferred at a point in time	99,383	82,756	297,138	249,976
Total Manufacturing revenue	192,856	130,213	537,153	376,064
Total revenue	$895,937	$743,300	$2,635,110	$2,132,943
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 25, 2021. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) service revenue recognized in accordance with ASC 842, “Leases” (see additional disclosure for Other Performance Obligations). The Company has assessed future performance obligations with respect to the COVID-19 pandemic uncertainties and believes there is an insignificant impact on the ability to meet future performance obligations and the amount of revenue to be recognized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 25, 2021:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$320,212	$270,556	$12,160	$966	$603,894
Manufacturing	5,597	—	—	—	5,597
Total	$325,809	$270,556	$12,160	$966	$609,491
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

	September 25, 2021	December 26, 2020
	(in thousands)
Balances from contracts with customers:
Client receivables	$491,481	$489,042
Contract assets (unbilled revenue)	175,995	135,400
Contract liabilities (current and long-term deferred revenue)	240,236	227,417
Contract liabilities (customer contract deposits)	48,533	42,244
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $24 million and $16 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of September 25, 2021 and December 26, 2020, respectively. Advanced client payments of approximately $49 million and $42 million have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 25, 2021 and December 26, 2020, respectively.

Other changes in the contract asset and the contract liability balances during the nine months ended September 25, 2021 and September 26, 2020 were as follows:
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
During the nine months ended September 25, 2021 and September 26, 2020, immaterial cumulative catch-up adjustments to revenue were recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 85% of unbilled revenue as of December 26, 2020, which was $135 million, was billed during the nine months ended September 25, 2021. Approximately 85% of unbilled revenue as of December 28, 2019, which was $122 million, was billed during the nine months ended September 26, 2020.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
a contract liability):
Approximately 85% of contract liabilities as of December 26, 2020, which was $227 million, were recognized as revenue during the nine months ended September 25, 2021. Approximately 80% of contract liabilities as of December 28, 2019, which was $193 million, were recognized as revenue during the nine months ended September 26, 2020.
Other Performance Obligations
As part of the Company’s service offerings, primarily in the Manufacturing segment, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year. For the three and nine months ended September 25, 2021, the Company recognized lease revenue of $5.3 million and $11.6 million, respectively, which is recorded within service revenue, which is transferred over time, within the unaudited condensed consolidated statements of income. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT INFORMATION
The Company’s three reportable segments are RMS, DSA, and Manufacturing. The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
RMS
Revenue	$171,258	$151,910	$524,862	$414,455
Operating income	39,111	37,108	126,626	68,325
Depreciation and amortization	9,927	9,455	29,450	27,333
Capital expenditures	18,026	3,552	29,521	15,585
DSA
Revenue	$531,823	$461,177	$1,573,095	$1,342,424
Operating income	116,548	90,348	312,011	234,872
Depreciation and amortization	44,072	42,707	132,268	125,138
Capital expenditures	23,270	15,532	60,783	46,436
Manufacturing
Revenue	$192,856	$130,213	$537,153	$376,064
Operating income	48,563	48,246	154,717	132,288
Depreciation and amortization	13,953	6,655	34,474	19,257
Capital expenditures	13,296	5,787	34,008	13,985
Reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
Three Months Ended:
Total reportable segments	$204,222	$175,702	$67,952	$58,817	$54,592	$24,871
Unallocated corporate	(48,420)	(42,949)	734	763	944	1,314
Total consolidated	$155,802	$132,753	$68,686	$59,580	$55,536	$26,185

Nine Months Ended:
Total reportable segments	$593,354	$435,485	$196,192	$171,728	$124,312	$76,006
Unallocated corporate	(176,299)	(131,683)	2,107	2,320	5,685	2,700
Total consolidated	$417,055	$303,802	$198,299	$174,048	$129,997	$78,706

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue for each significant product or service offering is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
RMS	$171,258	$151,910	$524,862	$414,455
DSA	531,823	461,177	1,573,095	1,342,424
Manufacturing	192,856	130,213	537,153	376,064
Total revenue	$895,937	$743,300	$2,635,110	$2,132,943
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
Stock-based compensation	$13,258	$10,116	$31,317	$25,023
Compensation, benefits, and other employee-related expenses	17,249	20,812	70,535	63,541
External consulting and other service expenses	6,670	3,088	20,327	10,474
Information technology	4,074	4,937	12,286	12,888
Depreciation	734	763	2,107	2,320
Acquisition and integration	3,392	2,124	28,988	9,976
Other general unallocated corporate	3,043	1,109	10,739	7,461
Total unallocated corporate expense	$48,420	$42,949	$176,299	$131,683
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
September 25, 2021	$493,564	$258,353	$85,252	$56,607	$2,161	$895,937
September 26, 2020	406,975	214,194	78,995	41,553	1,583	743,300

Nine Months Ended:
September 25, 2021	$1,433,665	$771,594	$252,924	$171,186	$5,741	$2,635,110
September 26, 2020	1,196,605	595,391	227,171	109,347	4,429	2,132,943
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables and contract assets, net is as follows:

	September 25, 2021	December 26, 2020
	(in thousands)
Client receivables	$491,481	$489,042
Unbilled revenue	175,995	135,400
Total	667,476	624,442
Less: Allowance for doubtful accounts	(7,024)	(6,702)
Trade receivables and contract assets, net	$660,452	$617,740

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of inventories is as follows:

	September 25, 2021	December 26, 2020
	(in thousands)
Raw materials and supplies	$31,352	$28,317
Work in process	28,340	36,755
Finished products	122,002	120,623
Inventories	$181,694	$185,695
The composition of other current assets is as follows:

	September 25, 2021	December 26, 2020
	(in thousands)
Prepaid income tax	$101,964	$68,462
Short-term investments	1,030	1,024
Restricted cash	4,275	3,074
Assets held for sale	139,559	—
Other current assets	$246,828	$72,560

Assets held for sale relate to two divestitures that occurred on October 12, 2021. All assets related to the divestitures were reclassified to Assets held for sale within Other current assets as of September 25, 2021. Refer to Note 18 “Subsequent Events” for additional information.

The composition of other assets is as follows:

	September 25, 2021	December 26, 2020
	(in thousands)
Venture capital investments	$157,842	$197,100
Strategic equity investments	43,353	24,704
Life insurance policies	49,167	43,827
Other long-term income tax assets	22,642	23,485
Restricted cash	1,079	1,621
Long-term pension assets	31,479	31,915
Other	35,883	29,974
Other assets	$341,445	$352,626

The composition of other current liabilities is as follows:

	September 25, 2021	December 26, 2020
	(in thousands)
Current portion of operating lease right-of-use liabilities	$31,731	$24,674
Accrued income taxes	38,253	24,884
Customer contract deposits	48,533	42,244
Liabilities held for sale	34,350	—
Other	11,130	10,675
Other current liabilities	$163,997	$102,477

Liabilities held for sale relate to two divestitures that occurred on October 12, 2021. All liabilities related to the divestitures were reclassified to Liabilities held for sale within Other current liabilities as of September 25, 2021. Refer to Note 18 “Subsequent Events” for additional information.

The composition of other long-term liabilities is as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 25, 2021	December 26, 2020
	(in thousands)
U.S. Transition Tax	$43,057	$48,781
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	75,059	74,233
Long-term deferred revenue	18,505	19,475
Other	77,637	62,726
Other long-term liabilities	$214,258	$205,215

6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $157.8 million and $197.1 million as of September 25, 2021 and December 26, 2020, respectively. The Company’s total commitment to the venture capital funds as of September 25, 2021 was $166.2 million, of which the Company funded $109.8 million through that date. The Company received distributions totaling $10.2 million and $6.3 million for the three months ended September 25, 2021 and September 26, 2020, respectively. The Company received distributions totaling $37.7 million and $9.6 million for the nine months ended September 25, 2021 and September 26, 2020, respectively.
The Company recognized net losses on venture capital investments of $10.3 million for the three months ended September 25, 2021 and net gains of $19.9 million for the three months ended September 26, 2020, both of which were driven primarily by publicly-held investments. The Company recognized net losses on venture capital investments of $15.6 million for the nine months ended September 25, 2021, driven by the decrease in the fair value of publicly-held investments offset by increases from private investments, and net gains of $31.6 million for the nine months ended September 26, 2020, driven by both publicly-held and private investments.
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Strategic equity investments were $43.4 million and $24.7 million as of September 25, 2021 and December 26, 2020, respectively. The Company recognized insignificant gains and losses for the three and nine months ended September 25, 2021 and September 26, 2020.
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
The fair value hierarchy level is determined by asset and class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 25, 2021 and September 26, 2020, there were no transfers between levels.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 25, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$952	$—	$952
Other assets:
Life insurance policies	—	41,098	—	41,098
Total assets measured at fair value	$—	$42,050	$—	$42,050

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$41,124	$41,124
Other long-term liabilities measured at fair value:
Contingent consideration	—	—	20,205	20,205
Total liabilities measured at fair value	$—	$—	$61,329	$61,329

	December 26, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$2,273	$—	$2,273
Other assets:
Life insurance policies	—	35,770	—	35,770
Total assets measured at fair value	$—	$38,043	$—	$38,043

Other liabilities measured at fair value:
Contingent consideration	$—	$—	$2,328	$2,328
Total liabilities measured at fair value	$—	$—	$2,328	$2,328
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s business combinations. See Note 2, “Business Combinations.”

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(in thousands)
Beginning balance	$2,328	$712
Additions	72,476	2,131
Payments	(2,889)	(230)
Adjustment of previously recorded contingent liability	(10,360)	(468)
Foreign currency	(226)	75
Ending balance	$61,329	$2,220
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The total maximum payments due is approximately $102 million, of which the value as of September 25, 2021 is approximately $61 million. The weighted average probability of achieving the maximum target is approximately 60%. The average volatility and weighted average cost of capital are approximately 35% and 14%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.

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

	September 25, 2021		December 26, 2020
	Book Value	Fair Value	Book Value	Fair Value
5.5% Senior Notes due 2026	$—	$—	$500,000	$523,100
4.25% Senior Notes due 2028	500,000	520,000	500,000	523,750
3.75% Senior Notes due 2029	500,000	515,000	—	—
4.0% Senior Notes due 2031	500,000	530,600	—	—
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 26, 2020	Acquisitions	Foreign Exchange	Other[1]	September 25, 2021
	(in thousands)
RMS	$287,759	$—	$(29)	$(6,876)	$280,854
DSA	1,378,130	123,092	(11,436)	—	$1,489,786
Manufacturing	143,279	851,614	(2,610)	(26,601)	$965,682
Goodwill	$1,809,168	$974,706	$(14,075)	$(33,477)	$2,736,322
The increase in goodwill during the nine months ended September 25, 2021 related primarily to the acquisitions of Cognate and Vigene in the Manufacturing reportable segment and Distributed Bio and Retrogenix in the DSA reportable segment.
1On October 12, 2021, the Company divested two businesses (see Note 18 “Subsequent Events”) and reclassified the related goodwill to assets held for sale as of September 25, 2021.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 25, 2021			December 26, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$11,874	$(8,019)	$3,855	$29,233	$(29,233)	$—
Technology	137,753	(92,884)	44,869	130,907	(81,305)	49,602
Trademarks and trade names	13,188	(3,074)	10,114	15,870	(5,648)	10,222
Other	35,331	(6,895)	28,436	20,903	(14,633)	6,270
Other intangible assets	198,146	(110,872)	87,274	196,913	(130,819)	66,094
Client relationships	1,497,255	(484,649)	1,012,606	1,137,331	(415,826)	721,505
Intangible assets	$1,695,401	$(595,521)	$1,099,880	$1,334,244	$(546,645)	$787,599
The increase in intangible assets, net during the nine months ended September 25, 2021 related primarily to the acquisitions of Cognate, Distributed Bio, Retrogenix, and Vigene. Certain intangibles assets were reclassified to assets held for sale as of September 25, 2021 in connection with two divestitures that occurred on October 12, 2021. See Note 18 “Subsequent Events” for additional information.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-term debt, net and finance leases consists of the following:

	September 25, 2021	December 26, 2020
	(in thousands)
Term loans	$—	$146,875
Revolving facility	1,390,250	814,752
5.5% Senior Notes due 2026	—	500,000
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	—
4.0% Senior Notes due 2031	500,000	—
Other debt	369	3,457
Finance leases (Note 16)	27,987	29,047
Total debt and finance leases	2,918,606	1,994,131
Less:
Current portion of long-term debt	105	47,196
Current portion of finance leases (Note 16)	2,170	3,018
Current portion of long-term debt and finance leases	2,275	50,214
Long-term debt and finance leases	2,916,331	1,943,917
Debt discount and debt issuance costs	(23,655)	(14,346)
Long-term debt, net and finance leases	$2,892,676	$1,929,571

As of September 25, 2021 and December 26, 2020, the weighted average interest rate on the Company’s debt was 2.65% and 3.11%, respectively.
Term Loans and Revolving Facility (Credit Facility)
As of and during the three months ended March 27, 2021, the Company had a Credit Facility consisting of a $750 million term loan and a $2.05 billion multi-currency revolving facility. The term loan facility matured in 19 quarterly installments with the last installment due March 26, 2023. During the three months ended March 27, 2021, the Company prepaid the remaining amount of the term loan, or $146.9 million, with proceeds from an unregistered private offering (see 2029 and 2031 Senior Notes below). The revolving facility had a maturity date of March 26, 2023, and required no scheduled payment before that date. Approximately $0.2 million of deferred financing costs were expensed upon prepayment of the term loan.
During the three months ended June 26, 2021, the Company amended and restated the Credit Facility increasing the capacity of the revolving credit facility and extending the maturity date to April 2026, with no required scheduled payment before that date. The amended and restated Credit Facility provides for a $3.0 billion multi-currency revolving facility. No additional term loan was borrowed. Amendments were made in connection with the prospective discontinuation of LIBOR and other changes in law since the execution of the Company’s existing credit agreement and other amendments were made to certain other covenants and terms.
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
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.25 to 1.0. As of September 25, 2021, the Company was compliant with all financial covenants under the Credit Facility.
The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ended September 25, 2021 and September 26, 2020, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility, which were $400 million each. This resulted in foreign currency losses recognized in Other income, net of $22.7 million and $4.2 million during the nine months ended September 25, 2021 and September 26, 2020, respectively, related to the remeasurement of the underlying debt. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings and recognized gains of $24.4 million and $6.1 million during the nine months ended September 25, 2021 and September 26, 2020, respectively, within Interest expense. As of September 25, 2021, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.
Base Indenture for Senior Notes
The Company periodically enters into indentures in order to issue senior notes and is subject to certain affirmative and negative covenants. The Company has the following Senior Notes in the current and prior fiscal periods.
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
Principal Maturities
Principal maturities of existing debt, giving effect to the amended and restated Credit Agreement, for the periods set forth in the table below, are as follows:

Principal
(in thousands)
2021 (excluding the nine months ended September 25, 2021)	$105
2022	—
2023	—
2024	263
2025	—
Thereafter	2,890,251
Total	$2,890,619
Letters of Credit
As of September 25, 2021 and December 26, 2020, the Company had $16.7 million and $16.0 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
Numerator:
Net income	$105,159	$102,611	$259,010	$221,116
Less: Net income (expense) attributable to noncontrolling interests	1,733	(298)	5,606	3
Net income attributable to common shareholders	$103,426	$102,909	$253,404	$221,113

Denominator:
Weighted-average shares outstanding - Basic	50,425	49,703	50,234	49,482
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	1,133	999	1,126	889
Weighted-average shares outstanding - Diluted	51,558	50,702	51,360	50,371
Options to purchase 0.2 million and 0.3 million shares for the three months ended September 25, 2021 and September 26, 2020, respectively, as well as a non-significant number of restricted stock units (RSUs) and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 0.2 million and 0.3 million shares for the nine months ended September 25, 2021 and September 26, 2020, respectively, as well as a non-significant number of restricted stock units (RSUs) and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for the nine months ended September 25, 2021 and September 26, 2020 excluded the impact of 0.7 million and 0.9 million shares of non-vested RSUs and PSUs, respectively.
Treasury Shares
During the nine months ended September 25, 2021 and September 26, 2020, the Company did not repurchase any shares under its authorized stock repurchase program. As of September 25, 2021, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 25, 2021 and September 26, 2020, the Company acquired 0.1 million shares for $40.4 million and 0.1 million shares for $23.9 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 26, 2020	$(73,884)	$(64,990)	$(138,874)
Other comprehensive income before reclassifications	1,407	—	1,407
Amounts reclassified from accumulated other comprehensive income	—	2,972	2,972
Net current period other comprehensive income	1,407	2,972	4,379
Income tax (benefit) expense	(2,448)	732	(1,716)
September 25, 2021	$(70,029)	$(62,750)	$(132,779)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three and nine months ended September 25, 2021 and September 26, 2020.
Redeemable Noncontrolling Interests
The Company has a 92% equity interest in Vital River with an 8% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($21.9 million as of September 25, 2021) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(in thousands)
Beginning balance	$25,499	$28,647
Adjustment to Vital River redemption value	3,043	—
Purchase of a 10% redeemable noncontrolling interest	—	(3,732)
Net income (loss) attributable to noncontrolling interests	3,674	(1,278)
Foreign currency translation	340	396
Ending balance	$32,556	$24,033
11. INCOME TAXES
The Company’s effective tax rates for the three months ended September 25, 2021 and September 26, 2020 were 14.7% and 24.1%, respectively. The Company’s effective tax rates for the nine months ended September 25, 2021 and September 26, 2020 were 18.3% and 19.5%, respectively. The decrease in the effective tax rates from the prior year periods was primarily attributable to higher research and development tax credits, as well as an increased benefit from stock-based compensation deductions; partially offset by deferred tax impact of tax law changes enacted in the nine months ended September 25, 2021 and higher non-deductible transaction costs incurred during the nine months ended September 25, 2021 compared to the corresponding period in 2020.
For the three months ended September 25, 2021, the Company’s unrecognized tax benefits increased by $1.5 million to $28.4 million, primarily due to increases in research & development tax credit reserves. For the three months ended September 25, 2021, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $1.2 million to $25.8 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $2.0 million as of September 25, 2021. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $9.8 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., Canada, the U.K., France, Germany, and China. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2018.
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
12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
Service cost	$911	$797	$2,733	$2,392
Interest cost	1,344	2,355	4,032	7,064
Expected return on plan assets	(1,983)	(2,981)	(5,950)	(8,944)
Amortization of prior service cost (credit)	(128)	(125)	(383)	(376)
Amortization of net loss	1,110	1,586	3,330	4,758
Other adjustments	—	125	(572)	375
Net periodic cost	$1,254	$1,757	$3,190	$5,269
Service cost is recorded as an operating expense within the accompanying unaudited condensed consolidated statements of income. All other components of net periodic costs are recorded in Other expense, net in the accompanying unaudited condensed consolidated statements of income.
The net periodic cost for the Company’s other post-retirement benefit plan for the three and nine months ended September 25, 2021 and September 26, 2020 was not significant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
Cost of revenue	$3,818	$3,261	$9,543	$7,616
Selling, general and administrative	18,205	13,609	42,746	33,357
Stock-based compensation, before income taxes	22,023	16,870	52,289	40,973
Provision for income taxes	(3,155)	(2,508)	(7,607)	(6,047)
Stock-based compensation, net of income taxes	$18,868	$14,362	$44,682	$34,926
During the nine months ended September 25, 2021, the Company granted stock options representing 0.2 million common shares with a per-share weighted-average grant date fair value of $108.59, RSUs representing 0.1 million common shares with a per-share weighted-average grant date fair value of $338.06, and PSUs representing 0.1 million common shares with a per-share weighted-average grant date fair value of $407.76. The maximum number of common shares to be issued upon vesting of PSUs granted during the nine months ended September 25, 2021 is 0.1 million.
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
The Company had no open forward contracts related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency at September 25, 2021 or December 26, 2020.
The following table summarizes the effect of the foreign exchange forward contracts entered into to limit the Company’s foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility on the Company’s unaudited condensed consolidated statements of income:

	September 25, 2021		September 26, 2020
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Interest expense	$(16,455)	$5,048	$(18,867)	$—
Nine Months Ended:
Interest expense	$(62,364)	$24,380	$(53,286)	$6,067
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
The Company did not enter into foreign currency forward contracts related to certain intercompany loans during 2021 and 2020. The Company settled one foreign currency forward contract related to certain intercompany loans in 2020, and recognized an immaterial loss during the nine months ended September 26, 2020 recognized in Other expense, net in the unaudited condensed consolidated statement of income.

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

	September 25, 2021			September 26, 2020
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended:
Cost of services provided and products sold (excluding amortization of intangible assets)	$518	$115	$633	$606	$300	$906
Selling, general and administrative	852	846	1,698	212	462	674
Total	$1,370	$961	$2,331	$818	$762	$1,580
Nine Months Ended:
Cost of services provided and products sold (excluding amortization of intangible assets)	$1,434	$155	$1,589	$4,152	$558	$4,710
Selling, general and administrative	1,962	1,139	3,101	2,384	3,395	5,779
Total	$3,396	$1,294	$4,690	$6,536	$3,953	$10,489

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
RMS	$—	$(33)	$7	$727
DSA	815	1,074	2,449	7,572
Manufacturing	1,516	503	2,385	2,154
Unallocated corporate	—	36	(151)	36
Total	$2,331	$1,580	$4,690	$10,489
Rollforward of restructuring activities
The following table provides a rollforward for all of the Company’s severance and transition costs and certain lease related costs related to all restructuring activities:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
Beginning balance	$2,842	$7,199	$5,816	$6,405
Expense (excluding non-cash charges)	1,483	1,069	3,842	7,943
Payments / utilization	(910)	(1,592)	(4,374)	(7,509)
Other non-cash adjustments	—	—	(1,831)	—
Foreign currency adjustments	(11)	42	(49)	(121)
Ending balance	$3,404	$6,718	$3,404	$6,718
As of September 25, 2021 and September 26, 2020, $3.4 million and $6.7 million, respectively, of severance and other personnel related costs liabilities and lease obligation liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets. As of September 26, 2020, less than $0.1 million was included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s unaudited condensed consolidated balance sheets as follows:

	September 25, 2021	December 26, 2020
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$284,722	$178,220

Other current liabilities	$31,731	$24,674
Operating lease right-of-use liabilities	244,012	155,595
Total operating lease liabilities	$275,743	$180,269

Finance leases
Property, plant and equipment, net	$30,389	$31,614

Current portion of long-term debt and finance leases	$2,170	$3,018
Long-term debt, net and finance leases	25,817	26,029
Total finance lease liabilities	$27,987	$29,047
Certain operating lease right-of-use assets and liabilities were reclassified to assets and liabilities held for sale as of September 25, 2021, respectively, in connection with two divestitures that occurred on October 12, 2021. Refer to Note 18 “Subsequent Events” for additional information.
The components of operating and finance lease costs were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in thousands)
Operating lease costs	$12,697	$8,416	$33,073	$24,387
Finance lease costs:
Amortization of right-of-use assets	846	966	2,534	2,853
Interest on lease liabilities	317	323	972	986
Short-term lease costs	1,335	530	3,617	1,644
Variable lease costs	1,184	1,556	2,819	3,669
Sublease income	(521)	(440)	(1,475)	(1,216)
Total lease costs	$15,858	$11,351	$41,540	$32,323

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other information related to leases was as follows:
Supplemental cash flow information

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,346	$21,959
Operating cash flows from finance leases	974	986
Finance cash flows from finance leases	1,822	3,474

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$121,365	$50,491
Right-of-use lease assets obtained in exchange for new finance lease liabilities	930	735

Lease term and discount rate

	As of	As of
	September 25, 2021	September 26, 2020
Weighted-average remaining lease term (in years)
Operating lease	9.0	8.2
Finance lease	12.0	12.6
Weighted-average discount rate
Operating lease	3.6%	4.2%
Finance lease	4.5%	4.5%
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
As of September 25, 2021, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021 (excluding the nine months ended September 25, 2021)	$10,546	$1,034
2022	41,917	3,844
2023	39,020	3,474
2024	37,415	3,242
2025	35,204	2,965
Thereafter	163,850	21,885
Total minimum future lease payments	327,952	36,444
Less: Imputed interest	52,209	8,457
Total lease liabilities	$275,743	$27,987
The above table excludes certain operating lease obligations related to the two divestitures completed on October 12, 2021. Refer to Note 18 “Subsequent Events” for additional information.
Total minimum future lease payments (predominantly operating leases) of approximately $129 million for leases that have not commenced as of September 25, 2021, as the Company does not yet control the underlying assets, are not included in the unaudited condensed consolidated financial statements. These leases are expected to commence between fiscal years 2021 and 2024 with lease terms of approximately 8 to 15 years.

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
18. SUBSEQUENT EVENTS
RMS Japan Divestiture
On October 12, 2021, the Company completed the sale of its RMS Japan operations to The Jackson Laboratory for approximately $63 million in cash, subject to customary closing adjustments. The Company is in the process of evaluating the transaction and its impact on the financial statements, including evaluating the resulting gain (loss) that will be recognized. As of September 25, 2021, this business and the related assets and liabilities were classified as held-for-sale, as all relevant criteria were met, on the condensed consolidated balance sheet within Other current assets and Other current liabilities, respectively. No changes were made to the prior period. The carrying amounts of the major classes of assets and liabilities associated with the RMS Japan business were as follows:

September 25, 2021
(in thousands)
Assets
Current assets	$26,794
Property, plant, and equipment, net	17,964
Goodwill	6,876
Other assets	3,383
Assets held for sale	$55,017

Liabilities
Current liabilities	$8,892
Long-term liabilities	97
Liabilities held for sale	$8,989

CDMO Sweden Divestiture
On October 12, 2021, the Company completed the sale of its gene therapy CDMO site in Sweden to a private investor group for approximately $52 million in cash and potential contingent payments of up to an additional $25 million, subject to certain adjustments. The Company is in the process of evaluating the transaction and its impact on the financial statements, including evaluating the resulting gain (loss) that will be recognized. As of September 25, 2021, this business and the related assets and liabilities were classified as held-for-sale, as all relevant criteria were met, on the condensed consolidated balance sheet within Other current assets and Other current liabilities, respectively. No changes were made to the prior period. The carrying amounts of the major classes of assets and liabilities associated with the CDMO site in Sweden were as follows:

September 25, 2021
(in thousands)
Assets
Current assets	$9,044
Property, plant and equipment, net	14,615
Operating lease right-of-use assets, net	20,001
Goodwill	26,601
Intangible assets, net	14,280
Assets held for sale	$84,541

Liabilities
Current liabilities	$6,893
Operating lease right-of-use liabilities	18,468
Liabilities held for sale	$25,361

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
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic, and its ultimate scope, duration and effects are uncertain. This pandemic has had and may continue to result in direct and indirect adverse effects on our industry and customers, which in turn has impacted our business, results of operations, and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in ways that are and are not presently known to us, or that we currently do not expect to present significant risks to our operations or financial results but which may in fact turn out to negatively affect us to a magnitude greater than anticipated. Refer to Item 1A, Risk Factors disclosed in our Annual Report on Form 10-K for fiscal 2020 for risk factors reflecting the impact of the COVID-19 pandemic. Additionally, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosed in our Annual Report on Form 10-K for fiscal 2020 for our assessment of the impact of the COVID-19 pandemic experienced during fiscal 2020 regarding our business continuity plans and actions taken; supply chain; financial condition and results of global operations; liquidity, capital and financial resources; recoverability and/or impairment of assets; and internal controls over financial reporting in a remote work environment. There have been no material changes to our assessment of the COVID-19 pandemic during the nine months ended September 25, 2021 and how it may continue to affect us in subsequent periods.
Recent Acquisitions

Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
On June 28, 2021 (third fiscal quarter of 2021), we acquired Vigene Biosciences, Inc. (Vigene), a gene therapy contract development and manufacturing organization (CDMO), providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The preliminary purchase price of Vigene was $326.1 million, net of $2.7 million in cash, subject to customary closing adjustments, and includes $34.5 million of contingent consideration (maximum contingent payments of up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our Manufacturing reportable segment.
On March 30, 2021, we acquired Retrogenix Limited (Retrogenix), an early-stage CRO providing specialized bioanalytical services utilizing its proprietary cell microarray technology. The acquisition of Retrogenix enhances our scientific expertise with additional large molecule and cell therapy discovery capabilities. The purchase price of Retrogenix was $53.9 million, net of $8.5 million in cash. Included in the purchase price are additional payments up to $6.9 million, which are contingent on future performance. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
On March 29, 2021, we acquired Cognate BioServices, Inc. (Cognate), a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate establishes us as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The preliminary purchase price of Cognate was $876.1 million, net of $70.5 million in cash, subject to certain post-closing adjustments and includes $15.7 million of consideration for an approximate 2% ownership interest not acquired. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility and recently issued Senior Notes. This business is reported as part of our Manufacturing reportable segment.
On March 3, 2021, we acquired certain assets from a distributor that supports our DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration (the maximum contingent contractual payments are up to $17.5 million). The business is reported as part of our DSA reportable segment.
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
Recent Divestitures
On October 12, 2021, we completed two separate divestitures. We sold our RMS Japan operations to The Jackson Laboratory for approximately $63 million in cash, subject to customary closing adjustments. We also sold our gene therapy CDMO site in Sweden to a private investor group for approximately $52 million in cash with potential contingent payments of up to an additional $25 million, subject to certain adjustments. We are in the process of evaluating the transactions and the impact on our financial statements, including evaluating any resulting gains or losses that will be recognized. As of September 25, 2021, these businesses and the related assets and liabilities were classified as held-for-sale on the condensed consolidated balance sheet in Other current assets and Other current liabilities, respectively. No changes were made to prior periods.
Overview of Results of Operations and Liquidity
Revenue for the three months ended September 25, 2021 increased $152.6 million, or 20.5%, to $895.9 million compared to $743.3 million in the corresponding period in 2020. Revenue for the nine months ended September 25, 2021 increased $502.2 million, or 23.5%, to $2.6 billion compared to $2.1 billion in the corresponding period in 2020. The increase in revenue in both periods was primarily due to the increased demand across all of our reporting segments, principally within DSA and the impact of RMS recovering from the affects of the COVID-19 pandemic in the prior periods; the impact of our recent acquisitions, principally within our Manufacturing reporting segment; and by the positive effect of changes in foreign currency exchange rates which increased revenue by $8.3 million, or 1.0%, when compared to the corresponding three month period in 2020 and increased revenue by $55.8 million, or 2.6%, when compared to the corresponding nine month period in 2020.
In the three months ended September 25, 2021, our operating income and operating income margin were $155.8 million and 17.4%, respectively, compared with $132.8 million and 17.9%, respectively, in the corresponding period of 2020. The changes in operating income and operating income margin were principally due to the contribution of the higher revenue described above, partially offset by higher amortization and increased costs associated with the evaluation and integration of our recent acquisitions.
In the nine months ended September 25, 2021, our operating income and operating income margin were $417.1 million and 15.8%, respectively, compared with $303.8 million and 14.2%, respectively, in the corresponding period of 2020. The increase in operating income and operating income margin for the nine months ended September 25, 2021 was primarily due to the contribution of higher revenue described above and the recovery from the affects from the COVID-19 pandemic.
Net income attributable to common shareholders increased to $103.4 million in the three months ended September 25, 2021, from $102.9 million in the corresponding period of 2020. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income described above as well as a lower income tax provision recognized due to higher research and development tax credits, as well as an increased benefit from stock-based compensation deductions in the three months ended September 25, 2021 as compared to the corresponding period of 2020, partially offset by venture capital investment losses in the three months ended September 25, 2021 as compared to gains incurred for the corresponding period in 2020.
Net income attributable to common shareholders increased to $253.4 million in the nine months ended September 25, 2021, from $221.1 million in the corresponding period of 2020. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income described above, partially offset by debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs, as compared to the corresponding period in 2020, and venture capital investment losses in the nine months ended September 25, 2021 as compared to gains incurred for the corresponding period in 2020.
During the first nine months of 2021, our cash flows from operations was $531.5 million compared with $408.2 million for the same period in 2020. The increase was driven by higher net income and certain favorable changes in working capital items, including the timing of vendor and supplier payments and collections of net contract balances from contracts with customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits) compared to the same period in 2020.
During the first nine months of 2021, we issued $1 billion of debt split between $500 million of 3.75% Senior Notes due in 2029 (2029 Senior Notes), and $500 million of 4.00% Senior Notes due in 2031 (2031 Senior Notes), in an unregistered offering. Interest on the 2029 and 2031 Senior Notes is payable semi-annually on March 15 and September 15. Proceeds from the 2029 and 2031 Senior Notes were used as follows: prepay the $500 million 2026 Senior Notes, $21 million of debt extinguishment costs, and $13 million of accrued interest; prepay the $146.9 million remaining term loan; pay down $135 million of the revolving facility; and pay for a portion of the Cognate acquisition. Additionally, in April, 2021, we amended and restated our Credit Facility by extending the maturity date to April 2026 and increasing the amount of our multi-currency revolving facility from $2.05 billion to $3.0 billion.

Results of Operations
Three Months Ended September 25, 2021 Compared to the Three Months Ended September 26, 2020
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 25, 2021	September 26, 2020	$ change	% change
	(in millions, except percentages)
Service revenue	$703.8	$580.8	$123.0	21.2%
Product revenue	192.1	162.5	29.6	18.2%
Total revenue	$895.9	$743.3	$152.6	20.5%

	Three Months Ended
	September 25, 2021	September 26, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$171.3	$151.9	$19.4	12.7%	1.4%
DSA	531.8	461.2	70.6	15.3%	0.9%
Manufacturing	192.8	130.2	62.6	48.1%	1.1%
Total revenue	$895.9	$743.3	$152.6	20.5%	1.0%
The following table presents operating income by reportable segment:

	Three Months Ended
	September 25, 2021	September 26, 2020	$ change	% change
	(in millions, except percentages)
RMS	$39.1	$37.1	$2.0	5.4%
DSA	116.5	90.4	26.1	29.0%
Manufacturing	48.6	48.2	0.4	0.7%
Unallocated corporate	(48.4)	(42.9)	(5.5)	12.7%
Total operating income	$155.8	$132.8	$23.0	17.4%
Operating income % of revenue	17.4%	17.9%		(50) bps

The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	September 25, 2021	September 26, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$171.3	$151.9	$19.4	12.7%	1.4%
Cost of revenue (excluding amortization of intangible assets)	103.8	89.3	14.5	16.2%
Selling, general and administrative	24.3	21.5	2.8	13.0%
Amortization of intangible assets	4.1	4.0	0.1	1.5%
Operating income	$39.1	$37.1	$2.0	5.4%
Operating income % of revenue	22.8%	24.4%		(160) bps
RMS revenue increased $19.4 million due primarily to higher research model product revenue in China and North America, as we recovered from the impact of the COVID-19 pandemic compared to the corresponding period in 2020 when many of our academic clients experienced closures; higher research model services revenue, specifically our GEMS business; the acquisition of Cellero, which contributed $0.9 million to product revenue; and the effect of changes in foreign currency exchange rates.
RMS operating income increased $2.0 million compared to the corresponding period in 2020 due to the contribution of revenue described above. RMS operating income as a percentage of revenue for the three months ended September 25, 2021 was 22.8%, a decrease of (160) bps from 24.4% for the corresponding period in 2020. Operating income as a percentage of revenue decreased primarily due to mix of products sold and services rendered in different geographies as well as increased costs of production.
DSA

	Three Months Ended
	September 25, 2021	September 26, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$531.8	$461.2	$70.6	15.3%	0.9%
Cost of revenue (excluding amortization of intangible assets)	356.6	306.4	50.2	16.4%
Selling, general and administrative	37.8	42.4	(4.6)	(10.9)%
Amortization of intangible assets	20.9	22.0	(1.1)	(5.3)%
Operating income	$116.5	$90.4	$26.1	29.0%
Operating income % of revenue	21.9%	19.6%		230 bps
DSA revenue increased $70.6 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology and global biopharmaceutical clients; increased pricing of services; the acquisitions of Retrogenix and Distributed Bio, which contributed $3.2 million and $2.6 million to Discovery Services revenue, respectively; and the effect of changes in foreign currency exchange rates. DSA revenue was not significantly impacted by the COVID-19 pandemic during the three months ended September 25, 2021 and September 26, 2020.
DSA operating income increased $26.1 million during the three months ended September 25, 2021 compared to the corresponding period in 2020. DSA operating income as a percentage of revenue for the three months ended September 25, 2021 was 21.9%, an increase of 230 bps from 19.6% for the corresponding period in 2020. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as well as gains on contingent consideration arrangements related to certain acquisitions, which are recorded within Selling, general, and administrative costs, and lower amortization of intangible assets, partially offset by the impact of foreign currency.

Manufacturing

	Three Months Ended
	September 25, 2021	September 26, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$192.8	$130.2	$62.6	48.1%	1.1%
Cost of revenue (excluding amortization of intangible assets)	98.2	58.4	39.8	68.3%
Selling, general and administrative	38.2	21.4	16.8	78.0%
Amortization of intangible assets	7.8	2.2	5.6	266.9%
Operating income	$48.6	$48.2	$0.4	0.7%
Operating income % of revenue	25.2%	37.1%		(1190) bps
Manufacturing revenue increased $62.6 million due primarily to the acquisitions of Cognate and Vigene, which contributed $30.3 million and $6.0 million, respectively, and higher service revenue within our Biologics business; increased demand for endotoxin products in our Microbial Solutions business; and the effect of changes in foreign currency exchange rates. Overall, Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during the three months ended September 25, 2021 and September 26, 2020.
Manufacturing operating income increased $0.4 million during the three months ended September 25, 2021 compared to the corresponding period in 2020. Manufacturing operating income as a percentage of revenue for the three months ended September 25, 2021 was 25.2%, a decrease of (1190) bps from 37.1% for the corresponding period in 2020. The decrease in operating income as a percentage of revenue was due to the acquisitions of Cognate and Vigene, principally due to the higher amortization of intangible assets and higher production costs associated with the acquisitions, as well as higher production costs in our Microbial Solutions business during the three months ended September 25, 2021 compared to the corresponding period in 2020.
Unallocated Corporate

	Three Months Ended
	September 25, 2021	September 26, 2020	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$48.4	$42.9	$5.5	12.7%
Unallocated corporate % of revenue	5.4%	5.8%		(40) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $5.5 million, or 12.7%, compared to the corresponding period in 2020 is primarily related to increased costs associated with the evaluation and integration of our recent acquisition activity. Costs as a percentage of revenue for the three months ended September 25, 2021 was 5.4%, a decrease of (40) bps from 5.8% for the corresponding period in 2020.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.1 million and $0.2 million for the three months ended September 25, 2021 and the corresponding period in 2020, respectively.
Interest Expense
Interest expense for the three months ended September 25, 2021 was $16.5 million, a decrease of $2.4 million, or 12.8%, compared to $18.9 million for the corresponding period in 2020. The decrease was due primarily to a foreign currency gain recognized in connection with a debt-related foreign exchange forward contract in the three months ended September 25, 2021, partially offset by higher interest expense in connection with our debt in the three months ended September 25, 2021 as compared to the corresponding period in 2020.
Other (Expense) Income, Net

Other expense, net, was $16.2 million for the three months ended September 25, 2021, a decrease of $37.4 million compared to Other income, net of $21.2 million for the corresponding period in 2020. The decrease was due primarily to venture capital investment losses of $10.3 million in the three months ended September 25, 2021 as compared to gains of $19.9 million incurred for the corresponding period in 2020, lower life insurance investment gains in the three months ended September 25, 2021 as compared to the corresponding period in 2020, and a foreign currency loss of $4.4 million recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in the three months ended September 25, 2021.
Income Taxes
Income tax expense for the three months ended September 25, 2021 was $18.1 million, a decrease of $14.6 million compared to $32.7 million for the corresponding period in 2020. Our effective tax rate was 14.7% for the three months ended September 25, 2021, compared to 24.1% for the corresponding period in 2020. The decrease in our effective tax rate in the 2021 period compared to the 2020 period was primarily attributable to higher research and development tax credits, as well as an increased benefit from stock-based compensation deductions.
Nine Months Ended September 25, 2021 Compared to the Nine Months Ended September 26, 2020
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ change	% change
	(in millions, except percentages)
Service revenue	$2,045.8	$1,677.9	$367.9	21.9%
Product revenue	589.3	455.0	134.3	29.5%
Total revenue	$2,635.1	$2,132.9	$502.2	23.5%

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$524.9	$414.4	$110.5	26.6%	3.5%
DSA	1,573.1	1,342.4	230.7	17.2%	2.1%
Manufacturing	537.1	376.1	161.0	42.8%	3.5%
Total revenue	$2,635.1	$2,132.9	$502.2	23.5%	2.6%
The following table presents operating income by reportable segment:

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ change	% change
	(in millions, except percentages)
RMS	$126.6	$68.3	$58.3	85.3%
DSA	312.0	234.9	77.1	32.8%
Manufacturing	154.7	132.3	22.4	17.0%
Unallocated corporate	(176.2)	(131.7)	(44.5)	33.9%
Total operating income	$417.1	$303.8	$113.3	37.3%
Operating income % of revenue	15.8%	14.2%		160 bps

The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$524.9	$414.4	$110.5	26.6%	3.5%
Cost of revenue (excluding amortization of intangible assets)	315.2	274.2	41.0	14.9%
Selling, general and administrative	70.9	60.5	10.4	17.2%
Amortization of intangible assets	12.2	11.4	0.8	6.4%
Operating income	$126.6	$68.3	$58.3	85.3%
Operating income % of revenue	24.1%	16.5%		760 bps
RMS revenue increased $110.5 million due primarily to higher research model product revenue across all geographies, most notably North America and China, as we recovered from the impact of the COVID-19 pandemic compared to the corresponding period in 2020 when many of our academic clients experienced closures; higher research model services revenue, which includes our GEMS, Insourcing Solutions and RADS businesses; the acquisition of Cellero, which contributed $5.7 million to product revenue; and the effect of changes in foreign currency exchange rates.
RMS operating income increased $58.3 million compared to the corresponding period in 2020. RMS operating income as a percentage of revenue for the nine months ended September 25, 2021 was 24.1%, an increase of 760 bps from 16.5% for the corresponding period in 2020. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as we recovered from the affects of the COVID-19 pandemic.
DSA

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$1,573.1	$1,342.4	$230.7	17.2%	2.1%
Cost of revenue (excluding amortization of intangible assets)	1,062.6	910.4	152.2	16.7%
Selling, general and administrative	134.0	131.4	2.6	2.0%
Amortization of intangible assets	64.5	65.7	(1.2)	(1.9)%
Operating income	$312.0	$234.9	$77.1	32.8%
Operating income % of revenue	19.8%	17.5%		230 bps
DSA revenue increased $230.7 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology and global biopharmaceutical clients; increased pricing of services; the acquisitions of Retrogenix and Distributed Bio, which contributed $6.3 million and $4.8 million to Discovery Services revenue, respectively; and the effect of changes in foreign currency exchange rates. DSA revenue was not significantly impacted by the COVID-19 pandemic during the nine months ended September 25, 2021 and September 26, 2020.

DSA operating income increased $77.1 million during the nine months ended September 25, 2021 compared to the corresponding period in 2020. DSA operating income as a percentage of revenue for the nine months ended September 25, 2021 was 19.8%, an increase of 230 bps from 17.5% for the corresponding period in 2020. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as well as gains on contingent consideration arrangements related to certain acquisitions, which are recorded within Selling, general, and administrative costs, partially offset by the impact of foreign currency. These increases were also attributable to decreased costs in both cost of revenue and selling, general, and administrative expenses related to certain 2020 site closures, which resulted in lower severance costs, site consolidation costs, and asset impairments during the nine months ended September 25, 2021 compared to the corresponding period in 2020.
Manufacturing

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$537.1	$376.1	$161.0	42.8%	3.5%
Cost of revenue (excluding amortization of intangible assets)	269.6	174.8	94.8	54.2%
Selling, general and administrative	94.9	62.4	32.5	52.2%
Amortization of intangible assets	17.9	6.6	11.3	170.8%
Operating income	$154.7	$132.3	$22.4	17.0%
Operating income % of revenue	28.8%	35.2%		(640) bps
Manufacturing revenue increased $161.0 million due primarily to the acquisitions of Cognate and Vigene, which contributed $65.1 million and $6.0 million, respectively, and higher service revenue within our Biologics business; increased demand for endotoxin products in our Microbial Solutions business; and the effect of changes in foreign currency exchange rates. Overall, Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during the nine months ended September 25, 2021 and September 26, 2020.

Manufacturing operating income increased $22.4 million during the nine months ended September 25, 2021 compared to the corresponding period in 2020. The increase in operating income was due primarily to the contribution of higher revenue in our Biologics business in the nine months ended September 25, 2021 compared to the same period in 2020. Manufacturing operating income as a percentage of revenue for the nine months ended September 25, 2021 was 28.8%, a decrease of (640) bps from 35.2% for the corresponding period in 2020. The decrease in operating income as a percentage of revenue was due to the acquisitions of Cognate and Vigene, principally due to the higher amortization of intangible assets and higher production costs associated with the acquisitions, as well as higher production costs in our Microbial Solutions business during the nine months ended September 25, 2021 compared to the corresponding period in 2020.
Unallocated Corporate

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$176.2	$131.7	$44.5	33.9%
Unallocated corporate % of revenue	6.7%	6.2%		50 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $44.5 million, or 33.9%, compared to the corresponding period in 2020 is primarily related to increased costs associated with the evaluation and integration of our recent acquisition activity, and an increase in compensation, benefits, and other employee-related expenses. Costs as a percentage of revenue for the nine months ended September 25, 2021 was 6.7%, an increase of 50 bps from 6.2% for the corresponding period in 2020.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.3 million and $0.8 million for the nine months ended September 25, 2021 and the corresponding period in 2020, respectively.
Interest Expense
Interest expense for the nine months ended September 25, 2021 was $62.4 million, an increase of $9.1 million, or 17.0%, compared to $53.3 million for the corresponding period in 2020. The increase was due primarily to $26 million of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in the nine months ended September 25, 2021, partially offset by a higher foreign currency gain recognized in connection with a debt-related foreign exchange forward contract in the nine months ended September 25, 2021 compared to the corresponding period in 2020.
Other (Expense) Income, Net
Other expense, net, was $38.0 million for the nine months ended September 25, 2021, a decrease of $61.4 million compared to other income, net of $23.4 million for the corresponding period in 2020. The decrease was due primarily to venture capital investment losses of $15.6 million in the nine months ended September 25, 2021 as compared to gains of $31.6 million incurred for the corresponding period in 2020, and higher foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in the nine months ended September 25, 2021 as compared to the corresponding period in 2020; partially offset by higher gains on our life insurance investments for the nine months ended September 25, 2021 as compared to losses incurred during the corresponding period in 2020.
Income Taxes
Income tax expense for the nine months ended September 25, 2021 was $58.1 million, an increase of $4.5 million compared to $53.6 million for the corresponding period in 2020. Our effective tax rate was 18.3% for the nine months ended September 25, 2021 compared to 19.5% for the corresponding period in 2020. The decrease in our effective tax rate in the 2021 period compared to the 2020 period was primarily attributable to higher research and development tax credits, as well as an increased benefit from stock-based compensation deductions; partially offset by deferred tax impact of tax law changes enacted in the nine months ended September 25, 2021 and higher non-deductible transaction costs incurred during the nine months ended September 25, 2021 compared to the corresponding period in 2020.
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
The following table presents our cash, cash equivalents and short-term investments :

	September 25, 2021	December 26, 2020
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$17.2	$11.8
Held in non-U.S. entities[1]	195.3	216.6
Total cash and cash equivalents	212.5	228.4
Short-term investments:
Held in non-U.S. entities	1.0	1.0
Total cash, cash equivalents and short-term investments	$213.5	$229.4
[1] Excludes $8.6 million of cash classified as assets held for sale as of September 25, 2021 related to two divestitures that occurred on October 12, 2021.
Borrowings
As of March 27, 2021, we had a Credit Facility, which consisted of a $750.0 million term loan, which was fully repaid as of March 27, 2021, and a $2.05 billion multi-currency revolving facility. The term loan facility matured in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility had a maturity date of March 26, 2023, and required no scheduled payment before that date.
During the three months ended June 26, 2021, we amended and restated the Credit Facility creating a $3.0 billion multi-currency revolving facility, which extends the maturity date to April 2026 with no required scheduled payment before that date. The Credit Facility provides for a $3.0 billion multi-currency revolving facility.
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
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	September 25, 2021	December 26, 2020
	(in millions)
Term loans	$—	$146.9
Revolving facility	1,390.3	814.8
5.5% Senior Notes due 2026	—	500.0
4.25% Senior Notes due 2028	500.0	500.0
3.75% Senior Notes due 2029	500.0	—
4.0% Senior Notes due 2031	500.0	—
Total	$2,890.3	$1,961.7
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
Repurchases of Common Stock
During the nine months ended September 25, 2021, we did not repurchase any shares under our authorized stock repurchase program. As of September 25, 2021, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2021. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 25, 2021, we acquired 0.1 million shares for $40.4 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(in millions)
Net income	$259.0	$221.1
Adjustments to reconcile net income to net cash provided by operating activities	273.6	196.6
Changes in assets and liabilities	(1.1)	(9.5)
Net cash provided by operating activities	$531.5	$408.2
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, debt extinguishment and financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 25, 2021, compared to the nine months ended September 26, 2020, the increase in net cash provided by operating activities was driven by higher net income and certain favorable changes in working capital items, including the timing of vendor and supplier payments and collections of net contract balances from contracts with customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits) compared to the same period in 2020.

The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(1,292.1)	$(419.1)
Capital expenditures	(130.0)	(78.7)
Investments, net	(26.0)	(14.1)
Other, net	0.9	(1.2)
Net cash used in investing activities	$(1,447.2)	$(513.1)
For the nine months ended September 25, 2021, the primary use of cash used in investing activities related to the acquisitions of Cognate, Vigene, Distributed Bio, Retrogenix, and certain assets from a distributor, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments. For the nine months ended September 26, 2020, the primary use of cash used in investing activities related to the acquisitions of HemaCare and Cellero, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash provided by financing activities:

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(in millions)
Proceeds from long-term debt and revolving credit facility	$6,119.7	$1,412.0
Payments on long-term debt, revolving credit facility, and finance lease obligations	(5,190.4)	(1,321.0)
Proceeds from exercises of stock options	43.3	43.8
Purchase of treasury stock	(40.4)	(23.9)
Payment of debt extinguishment and financing costs	(38.3)	—
Other, net	(2.3)	(4.4)
Net cash provided by financing activities	$891.6	$106.5

For the nine months ended September 25, 2021, net cash provided by financing activities reflected the net proceeds of $929.3 million on our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are the following amounts:
•Payments of approximately $147 million on our term loan;
•Proceeds of $1.0 billion from the issuance of the 2029 and 2031 Senior Notes, which were used to prepay our $500 million 2026 Senior Notes;
•Borrowings under our Credit Facility of $1.4 billion, which were used primarily for the acquisitions of Cognate, Vigene, Distributed Bio, Retrogenix and certain assets from a distributor;
•Payments of $1.5 billion made to our Credit Facility throughout the nine months ended September 25, 2021;
•Gross proceeds and borrowings of $1.5 billion, but having a net impact of zero, were incurred as part of amending and restating our Credit Facility;
•Proceeds of $2.2 billion, partially offset by $1.6 billion of payments in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $43.3 million, offset by treasury stock purchases of $40.4 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements. Additionally we paid $21 million of debt extinguishment costs associated with the 2026 Senior Notes repayment and $17 million of debt financing costs associated with the 2029 and 2031 Senior Notes issuances and amending and restating the Credit Agreement.
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
Off-Balance Sheet Arrangements
As of September 25, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of September 25, 2021 was $166.2 million, of which we funded $109.8 million through September 25, 2021. Refer to Note 6, “Venture Capital and Strategic Equity Investments” in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of September 25, 2021 were $16.7 million.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 25, 2021 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 25, 2021, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $13.9 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the nine months ended September 25, 2021, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Canadian Dollar, Euro, Japanese Yen, Hungarian Forint, and British Pound.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 25, 2021, our revenue would have increased by $91.6 million and our operating income would have increased by $4.1 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the nine months ended September 25, 2021, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 14, “Foreign Currency Contracts” in this Quarterly Report on Form 10-Q for additional information regarding this type of forward contracts.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 25, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended September 25, 2021. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 25, 2021 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are considered a federal contractor of the U.S. government and are therefore subject to recently announced U.S. federal regulations regarding COVID-19 vaccination requirements. Our U.S.-based employees are required to be fully vaccinated against COVID-19 by December 8, 2021, unless a medical or religious exemption applies. It is not currently possible to predict with any certainty the impact this requirement could have on our Company, our workforce population, our subcontractors, and potential disruptions to our operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 25, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
June 27, 2021 to July 24, 2021	341	$370.65	—	$129,105
July 25, 2021 to August 21, 2021	34	406.92	—	129,105
August 22, 2021 to September 25, 2021	—	—	—	129,105
Total	375		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended September 25, 2021, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of September 25, 2021, we had $129.1 million remaining on the authorized stock repurchase program.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 3, 2021	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 3, 2021	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer