Form 10-K
period 2021-12-25
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2022-02-16
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 25, 2021

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
Securities registered pursuant to Section 12(g) of the Act: Yes ☐ No ☒
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.        Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 26, 2021, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $18,338,961,840. As of January 21, 2022, there were 50,486,047 shares of the registrant’s common stock outstanding, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders scheduled to be held on May 10, 2022, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 25, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2022 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR 2021

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART I
Item 1. Business
General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions, which are predictions of, indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the COVID-19 pandemic, its duration, its impact on our business, results of operations, financial condition, liquidity, use of our borrowings, business practices, operations, suppliers, inventory and supplies, third party service providers, customers, employees, industry, ability to meet future performance obligations, ability to timely account for assets on our balance sheet, ability to efficiently implement advisable safety precautions, and internal controls over financial reporting; the COVID-19 pandemic’s impact on demand, the global economy and financial markets, changes and uncertainties in the global economy; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; the impact of acquisitions and divestitures; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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
Corporate History
We began operating in 1947 and, since then, have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994 and we completed our initial public offering in 2000. Our stock is traded on the New York Stock Exchange under the symbol “CRL” and is included in the Standard & Poor’s 500 and Composite 1500 indices, the Dow Jones U.S. Health Care Index, the New York Stock Exchange (NYSE) Arca Biotechnology Index, the NYSE Composite and many of the Russell indices, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA, 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us,” “the Company” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Overview
We are a full service, non-clinical contract research organization (CRO). We have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, which is able to support our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities, including our newly acquired contract development and manufacturing organization (CDMO) business. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
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
For 75 years, we have been in the business of providing the research models required in the research and development of new drugs, devices and therapies. Over this time, we have built upon our core competency of in vivo biology to develop a diverse and expanding portfolio of products and services, which now encompasses the broader non-clinical drug research process. We are positioned to leverage our leading portfolio in non-clinical drug research in an efficient and cost-effective way to aid our clients in bringing their drugs to market faster.
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
We currently operate in over 110 locations and in over 20 countries worldwide (excluding our Insourcing Solutions sites). Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to overcome many of the challenges of non-clinical life sciences research. In 2021, our total revenue was $3.5 billion and our income before income taxes, was $480.7 million.
We have three reporting segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Solutions (Manufacturing).
Through our RMS segment, we have supplied research models to the drug development industry since 1947. With over 160 different stocks and strains, we continue to maintain our position as a global leader in the production and sale of the most widely used rodent research model strains and purpose-bred rats and mice. We also provide a variety of related services that are designed to support our clients in the use of research models in drug discovery and development. We maintain multiple production centers, including barrier rooms and isolator facilities, on three continents (North America, Europe, and Asia). In 2021, RMS accounted for 19.5% of our total revenue and approximately 3,900 of our employees, including approximately 190 science professionals with advanced degrees.
Our DSA business segment provides services that enable our clients to outsource their innovative drug discovery research, their related drug development activities, and their regulatory-required safety testing of potential new drugs, vaccines, industrial and agricultural chemicals, consumer products, veterinary medicines and medical devices. The demand for these services is driven by the needs of large global pharmaceutical companies that continue to transition to an outsourced drug development model, as well as by the needs of mid-size and emerging biotechnology companies, industrial and agrochemical companies and non-governmental organizations that rely on outsourcing. These entities may choose to outsource their discovery, development and safety activities to reduce fixed costs and to gain access to additional scientific expertise and capabilities. In fiscal 2021, we

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients, as well as Retrogenix Limited (Retrogenix), an early-stage contract research organization providing specialized bioanalytical services for antibodies and related therapeutic products utilizing its proprietary cell microarray technology to identify potential interactions with a host of cell surface and secreted proteins.
We are the largest provider of drug discovery, non-clinical development and safety testing services worldwide. We have extensive expertise in the discovery of clinical candidates and in the design, execution and reporting of safety assessment studies for numerous types of compounds including small and large molecule pharmaceuticals, industrial and agricultural chemicals, vaccines, consumer products, veterinary medicines, cell and gene therapies, biocides and medical devices. We currently provide discovery and safety assessment services at multiple facilities located in the United States (U.S.), Canada, and Europe. In 2021, our DSA segment represented 59.5% of our total revenue and employed approximately 12,400 of our employees including approximately 1,600 science professionals with advanced degrees.
Within our Manufacturing segment, we work with our clients and the biopharmaceutical industry to ensure the safe production and release of products manufactured both by our clients and, with the acquisition of our CDMO services, internally for our clients. Our Manufacturing Segment is comprised of three businesses: Microbial Solutions, Biologics Solutions, and Avian Vaccine Services. Our Microbial Solutions products and services businesses provide in vitro methods for conventional and rapid quality control testing of sterile and non-sterile pharmaceuticals and consumer products. Our Biologics Testing Solutions business provides specialized testing of biologics frequently outsourced by global pharmaceutical and biotechnology companies. In 2021 we added CDMO services to our Biologics Solutions business through the acquisitions of Cognate BioServices, Inc. and Vigene Biosciences, Inc. (Vigene). Our Avian Vaccine Services business provides specific-pathogen-free (SPF) fertile chicken eggs, SPF chickens and diagnostic products used to manufacture vaccines, principally veterinary vaccines. In 2021, Manufacturing accounted for 21.0% of our total revenue from continuing operations and approximately 2,900 of our employees, including approximately 290 science professionals with advanced degrees.
Research Models and Services. Our RMS segment is comprised of three businesses: Research Models, Research Model Services and Research and GMP-Compliant Cells.
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
We provide our research models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies, other contract research organizations and many government agencies, hospitals, and academic institutions. We have a global footprint with production facilities strategically located in 7 countries, in close proximity to our clients. Our research models include commonly used laboratory strains, disease models and specialized strains with compromised immune systems, which are in demand as early-stage tools in the drug discovery and development process.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Research Animal Diagnostic Services. We monitor and analyze the health profiles of our clients’ research models and research biologics by assessing infectious agents and pathology. We developed this capability internally to address the quality control of our research model business. We can serve as our clients’ sole-source testing laboratory, or as an alternative source supporting our clients’ internal laboratory capabilities. We believe we are the reference laboratory of choice for health assessment of laboratory research models and an industry leader in the field of laboratory animal diagnostics.
Research and GMP-Compliant Cells. Our Research and GMP-Compliant Cells business provides human-derived cellular materials used in the development and production of cell therapies. The business supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. Research and GMP-Compliant Cells supports biotechnology and pharmaceutical companies, academic institutions and other research organizations who rely on high-quality, viable and functional human primary cells and blood components for biomedical and drug discovery research and cell therapy development. In 2020 we acquired HemaCare Corporation (HemaCare) and Cellero, LLC (Cellero) to establish our Research and GMP-Compliant Cells business.
Discovery and Safety Assessment
Our DSA segment is comprised of two businesses: Discovery Services and Safety Assessment. We currently offer regulated and non-regulated DSA services, including therapeutic discovery and optimization plus in vitro and in vivo studies, laboratory support services, and strategic non-clinical consulting and program management to support product development.
Discovery Services. We offer a full spectrum of discovery services from identification and validation of novel targets, chemical compounds and antibodies with actual or potential intellectual property value through to delivery of non-clinical drug and therapeutic candidates ready for safety assessment. Our Discovery Services business includes Early Discovery and In Vivo and In Vitro Discovery businesses to streamline and enhance the integrated support we can provide for clients’ drug discovery programs. This seamless discovery organization allows us to better engage with clients at any stage of their drug discovery programs and support their complex scientific needs. Our Discovery Services business focuses on all of the major therapeutic areas, with a strategic focus on oncology, immunology and neuroscience. We believe there are growing opportunities to assist our clients in a variety of drug discovery applications and platforms from target discovery to candidate selection and across the full range of modalities, including small molecules and large molecules and cell and gene therapy candidates. On December 31, 2020, we acquired Distributed Bio, a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands our capabilities with an innovative, antibody discovery platform, and leveraging their antibody libraries and immune-engineering platform, creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. In April 2021, we acquired Retrogenix, an early-stage contract research organization providing specialized bioanalytical services utilizing its

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
proprietary cell microarray technology analytical platform, which provides on target and off target safety assessment of antibodies and related modalities. The acquisition of Retrogenix enhances our scientific expertise with additional large molecule and cell therapy discovery capabilities.
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
We also provide these services at our clients’ laboratories with Charles River scientists as part of an insourcing service model. Through strategic partnerships, we also offer an artificial intelligence drug design platform, 3D in vitro oncology models, implantable micro device in animal tumor models to investigate pharmacological effects of multiple substances simultaneously and a human stem cell model platform.
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
Through strategic technology partnerships, we also offer artificial intelligence-enabled drug design and multiple advanced biology analytics platforms, both in vivo and in vitro, that address human and disease translatability.
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
Toxicology. We offer a broad offering of in vitro and in vivo capabilities and study types designed to identify possible safety risks as well as a broad offering of in vitro and in vivo studies in support of general toxicology (acute, sub-acute and chronic studies), genetic toxicology, safety pharmacology, reproductive and developmental toxicology, juvenile toxicology, and carcinogenicity bioassays that are required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies for potential human therapeutics. Additionally, we can support safety studies in numerous specialty areas including abuse and seizure liability, ecotoxicology, environmental risk, musculoskeletal toxicology, neurotoxicology, ocular toxicology, phototoxicology and radiation biology. We have expertise in the design and execution of development programs in support of a broad diversity of therapeutic modalities in numerous laboratory species and test systems. We also support safety studies to test industrial chemical, agrochemicals, consumer products, veterinary medicines and medical devices. For human pharmaceutical candidates, once a lead candidate is selected, toxicology studies are required to support clinical trials in humans and for regulatory approval. These toxicology studies focus on assessing the safety of the potential therapeutic to determine if administration to humans might cause any unintended harmful effects. For new chemicals, industrial chemicals, agrochemicals, veterinary medicines, consumer products and medical devices, safety studies are performed to identify potential hazards to humans and the environment and are required for regulatory registration. Toxicology studies performed for any of these compounds are typically performed using in vitro and in vivo research models to identify any potential adverse effects that a compound has on an organism over a variety of doses and over various time periods of exposure.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Pathology Services. The ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety and efficacy of potential new therapeutics, industrial and agricultural chemicals, veterinary medicines, and medical devices. Key “go/no-go” decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of fluid, tissue and cellular changes that our experts identify and interpret for our clients. We employ many highly trained veterinary anatomic and clinical pathologists and other scientists who use state-of-the-art techniques to identify potential test item-related changes. In addition to all standard anatomic and clinical pathology techniques, we provide specialized evaluations such as cytology, platelet function, assay development, immunohistochemistry, in situ hybridization, electron microscopy, image analysis, tissue morphometry and stereology services.
Safety Pharmacology. Our clients are also required to conduct an assessment of Safety Pharmacology. This suite of studies is used to determine any effects on the vital organ systems of the body - cardiovascular, respiratory and central nervous system (CNS). Along with heart rate and blood pressure measurements, the cardiovascular assessment will also assess if the test article has the potential to alter cardiac ion channel currents and prolong the cardiac QT interval of the electrocardiogram. Additionally, effects on the CNS and respiratory systems are assessed to complete the battery of studies to evaluate the vital organ systems of the body. Supplemental studies can also be performed to assess the renal, gastrointestinal and autonomic nervous systems, as well as, dependency potential. We have in vitro, ex vivo and in vivo assays and perform the screening prior to the commencement of first-in-human clinical trials. Our capabilities can also be used to investigate the mode of action behind an adverse effect found in a safety assessment study.
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
Our safety assessment facilities comply with GLP to the extent required by the FDA, Environmental Protection Agency, USDA, European Medicines Agency, European Chemicals Agency and the Organization for Economic Co-operation and Development (OECD), as well as other international regulatory agencies. Furthermore, our early-stage discovery work, which is not subject to GLP standards, is typically carried out under a quality management system. Our facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, our clients’ quality assurance departments and our own internal quality assessment program.
Manufacturing Solutions
Our Manufacturing Solutions segment is comprised of three businesses: Microbial Solutions, Biologics Solutions and Avian Vaccine Services.
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
Endosafe®. We are a market leader in endotoxin testing products and services, which are used for FDA-required quality control testing of injectable drugs and medical devices, their components, and the processes by which they are manufactured. Endotoxin testing is an in vitro process that uses a processed extract from horseshoe crabs, known as limulus amebocyte lysate (LAL). The LAL test is the first and most successful FDA-validated alternative to an in vivo test to date. Generally, the extraction of the raw materials for LAL does not harm the crabs, which are subsequently returned to their natural ocean

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
environment. We have worked closely with the South Carolina Department of Natural Resources to protect the horseshoe crab and, in the regions where those protections are in place, the horseshoe crab population is growing.
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
Celsis®. The Celsis® reagents and instrument systems are used for in-process and product-release testing to help ensure the safe and efficient manufacture of pharmaceutical and consumer products. Celsis® products utilize bioluminescence technology for the rapid detection of microbial contamination delivering definitive results for some applications as fast as 24 hours. The product range includes reagent kits, instruments, software and services. The Celsis Advance II™ and Celsis Accel™ instruments and software automate the for rapid microbial detection. We recently launched a suite of products focused on sterility testing. Sterility testing is required prior to the release of sterile injectable products. The legacy method required a 14-day sample incubation period and was subjective. Using the Celsis® protocol and instrumentation, clients can detect contamination within 6 days and make definitive product release decisions. In 2020, we launched the Celsis Complete™ and Celsis Advantage™ services. The Celsis Complete™ services supply both the documentation and testing required as part of a client sterility technology validation process. This assists customers to complete their validation process very quickly without utilizing their own personnel resources. The Celsis Advantage product supplies the required documentation needed for the clients to conduct their own internal validation. In 2021, we launched the Celsis Adapt™, an accessory instrument for the Celsis® rapid detection systems, which is used to prepare and concentrate samples and provide a rapid testing solution for advanced therapy medicinal products, cell therapies, gene therapies, and other cell-containing products.
Accugenix®. Our Accugenix® global lab network is the premier provider of ISO17025-accredited contract microbial identification services. Accugenix® is an industry leader in species-level identification and strain typing of bacteria and fungi that are recovered from manufacturing facilities. Utilizing state-of-the-art and proprietary technologies, coupled with scientific expertise and analysis from a network of nine global labs, Accugenix® excels in providing accurate, timely, and cost-effective microbial identification services and products required to meet internal quality standards and government regulations. In 2021, we launched AccuFUN-ID, a service that identifies fungal isolates through MALDI-TOF technology, which is a critical element for environmental programs in pharmaceutical and other regulated product manufacturing industries.”
Biologics Solutions. Our Biologics Solutions (Biologics) business is comprised of our Biologics Testing Services business and CDMO business. Biologics provides clients with analytical testing and related capabilities to support the safe manufacture of their biologic drugs, as well as a suite of manufacturing services to produce our clients’ advanced therapeutics.
Biologics Testing Services
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
Our current Good Manufacturing Practices (cGMP) manufacturing services facilities grow and store well-characterized early-stage client cell lines and virus seed stocks for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We further design and provide viral clearance programs according to cGMP at our German facility and GLP at our U.S. facility for Phase I, II and III human clinical studies as well as for market authorization.
To meet growing demand, we are currently expanding our Biologics Testing Solutions service offerings and facilities in the U.S. and Europe. We have also commissioned a BSL3 facility to provide in vivo and in vitro testing services for BSL3 materials, such as SARS-CoV2.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CDMO Services

In 2021, we acquired Cognate BioServices, Inc., a cell and gene therapy contract development and manufacturing organization (CDMO) offering comprehensive manufacturing solutions for cell and gene therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain, and Vigene, a gene therapy CDMO, providing plasmid DNA and viral vector-based gene delivery solutions. These acquisitions expanded our Biologics Solutions business, into the high-growth advanced therapy CDMO market and into each of the three major platforms: cell therapy, viral vector, and plasmid DNA production. Our CDMO services establish us as a premier scientific partner for cell and gene therapy development, testing, and manufacturing; enable us to provide clients with an integrated solution from basic research and discovery through cGMP production; enable us to drive efficiency and accelerate clients’ speed-to-market by integrating manufacturing and the required testing; and enable our clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner.
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
We believe we have certain competitive advantages in executing this strategy because of our continuing focus on the following:
Integrated Early-Stage Portfolio. We are the only large, global CRO with a portfolio of products, services and solutions that focuses on drug discovery and early-stage development. We provide research models and associated services, discovery research studies and services and comprehensive safety assessment studies in both regulated and non-regulated environments. As such, we can collaborate with clients from target discovery through candidate selection. When critical decisions are made regarding which therapeutics will progress from discovery to development, we continue to work alongside our clients as the drug candidates move downstream. Our recognized expertise in early-stage drug research and pharmacology provides us with a competitive advantage and enables our clients to make critical drug development decisions more quickly. We understand our clients’ therapies and the challenges they face during the discovery and development process, including mechanism of action, efficacy, drug metabolism, safety assessment and toxicological testing, which are all critical for making “go/no-go” decisions.
Comprehensive Biopharmaceutical Manufacturing Portfolio. We also offer a portfolio of products, services and solutions that supports the process development, scale up, quality control and production efforts of the biopharmaceutical industry. We provide products and services that support the development and release of clinical stage and commercialized biologics products, including CDMO services to manufacture advanced therapeutics for our clients. In particular, we are an industry leader in the areas of microbial detection and microbial identification to support process development and ongoing commercial production. Our portfolio spans a broad range of traditional and rapid methods, which provide the highest testing quality, enhance productivity and reduce cycle time. To connect with our therapeutic design and testing capabilities in Discovery we can also manufacture cell and gene therapies for clinical and commercial use.
Deep Scientific Expertise. We provide a breadth and depth of scientific expertise across a broad range of therapeutic areas which may be too costly for our clients to build and/or maintain in-house. We provide essential capabilities, including biomarkers, antibody engineering, medicinal chemistry, in vitro screening, in vivo pharmacology, immunology, pathology, advanced modalities manufacturing, biologics process development testing, microbial detection and identification and other specialty service areas that have high infrastructure costs or are cost-prohibitive for clients to maintain independently. We continue to expand our portfolio in key therapeutic and pharmacology areas to align with our clients’ internal drug discovery and development areas of focus. We also continue to enhance our small molecule and biologics portfolio in areas of greatest industry need, where outsourcing provides major benefits

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
for our clients and where we could provide significant benefits given our unique early-stage development portfolio and global footprint.
Commitment to Animal Welfare. We are committed to being the worldwide leader in the humane care of research animals and implementation of the “3Rs” initiative (Replacement, Reduction and Refinement). As researchers, we are responsible to our clients, our animals and the public for the health and well-being of the animals in our care. We work closely with the scientific community to understand how living conditions, handling procedures and reduction of stress play an important role in the quality and efficiency of research.
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
Flexible and Customized Environment to Provide the Right Solutions. Each of our clients is different, with unique needs and specific requirements. We understand the importance of flexibility, and leverage the expertise embedded in our integrated, non-clinical portfolio to provide customized solutions tailored to the specific need or therapeutic area for a particular client. By utilizing our streamlined and efficient facilities, we help clients create a flexible and integrated infrastructure in order to improve their workload and staffing requirements. This allows our clients to reduce internal capacity and/or staff while ensuring the conduct of effective quality research for their projects. We provide enhanced value to clients who use us as a full-service integrated partner over a longer period of time.
Large, Global Partner. We believe there is an important advantage in being a full service, high-quality provider of research models and associated services, discovery and non-clinical in vivo and in vitro services and manufacturing solutions on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work. They frequently chose to partner with large Tier 1 CROs like Charles River, who can offer clients support across the non-clinical drug research process as a result of broader portfolios and experience in project management. This includes extensive scientific, technical and therapeutic area expertise, real-time access to data through secure portals, provision of data in sponsor-specific formats for data warehousing needs, accelerated reporting, reduced standard reporting timelines and industry-leading Standard Exchange of Non-Clinical Data (SEND) capabilities, a global footprint, streamlined and simplified processes and communications, including professional project and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred provider, thereby enabling us to build broader and deeper long-term strategic relationships with our clients.
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
Global biopharmaceutical companies are continuing to make the decision to outsource more significant tranches of their drug discovery, development and manufacturing processes. The success of our business model is underscored by the fact that we have entered into strategic commercial relationships with leading global biopharmaceutical companies and expanded existing preferred provider agreements with other leading global biopharmaceutical companies. We also continue to broaden and extend our relationships with other research institutions across the portfolio.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We believe it is critical to participate in the strategic commercial partnering process because these relationships are likely to extend for multiple years and drive pull-through across our portfolio. Furthermore, both the client and the CRO invest heavily in the initial phases of the relationship to successfully transfer work streams and establish governance processes. Given this investment, clients are less likely to change CROs at the conclusion of the initial relationship. Because of this strategy, we have been successfully renewing the majority of our strategic commercial partnerships.
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
In recent years, we have expanded our Biologics Solutions services into the established high-growth market of cell and gene therapy. Our goal is to deliver the fastest and highest quality end-to-end integrated solution to accelerate cell and gene therapy development and manufacturing globally by leveraging our comprehensive portfolio with a consistent, easy-to-use, and customizable, high-science approach, while offering the flexibility to adapt and innovate to meet our client’s changing needs. In the cell and gene therapy market, we aim to accelerate our clients’ path to market, to expand capabilities and geographic reach to complement our leading non-clinical portfolio, and to collaborate with our clients and partners to enable and commercialize the next generation of cell and gene therapy innovations. The acquisitions of Cognate and Vigene, combined with our comprehensive portfolio, most notably our Biologics Testing Solutions business, industry experience, and established infrastructure, helped solidify the Company as a premier scientific partner for cell and gene therapy development, testing, and manufacturing.
We intend to continue to broaden the scope of the products and services that we provide across the drug discovery and non-clinical development continuum primarily through internal development, and, as needed, through focused acquisitions and alliances. Acquisitions, such as our acquisitions of Citoxlab in fiscal 2019, HemaCare and Cellero in fiscal 2020, and Distributed Bio, Retrogenix, Cognate, and Vigene in fiscal 2021, are an integral part of our growth strategy, both to expand our portfolio and broaden our geographic footprint. We are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing shareholder value, typically including the achievement of a hurdle rate for return on invested capital above our weighted average cost of capital.
In addition to conventional mergers and acquisitions, our long-term strategy includes growth through establishing relationships and exploring other opportunities and areas that have the potential to strengthen our broad-based portfolio of products and services. In particular, our focus has been to drive differentiation through technologies that enhance the speed to develop a clinical candidate and allow biopharmaceutical companies to make earlier go/no-go decisions. Among other arrangements, these relationships may include entering into license agreements, strategic technology partnerships or joint ventures that will allow us to access cutting-edge or nascent technologies with a modest investment component. Our ability to thoroughly assess these technologies and market opportunities may later result in an acquisition.
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
Clients
Our clients consist primarily of major biopharmaceutical companies; many biotechnology, agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions and government agencies. We have stable, long-term relationships with many of our clients. During 2021, no single commercial client accounted for more than 4% of our total revenue and no single client accounted for more than 8% of the revenue of any of our three business segments.
We continue to pursue a goal of expanding our relationships with our large biopharmaceutical clients, and with many of our larger mid-market clients. These relationships take different forms, from preferred provider arrangements to strategic partnerships. The structure of these relationships incentivizes clients to purchase more products and services across our non-

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
clinical portfolio. Because of the strength of these relationships, we have better insight into our clients’ planning processes and, therefore, better visibility than in the past. For information regarding revenue attributable to each of our business segments for the last three fiscal years, please see Note 4, “Segment and Geographic Information” included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding revenue and long-lived assets attributable to operations in the United States, Europe, Canada, Asia Pacific and other countries for each of the last three fiscal years, please review Note 4, “Segment and Geographic Information” included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
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
Our internal strategic marketing and marketing operations teams support the field sales and business development teams while developing and implementing programs to build awareness about products and services and create opportunities for interaction with our clients in the biomedical research industry. We maintain client engagement, lead development support, digital experience, and event management departments, which address both our clients’ routine and more specialized needs and purposely serve as a scientific support and information resource for them. We frequently assist our clients in solving problems related to resourcing products and services, research support, non-clinical study design, regulatory consulting, protocol development and other areas in which our expertise is widely recognized as a valuable resource by our clients.
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
•For RMS, we have four main competitors of which one is a government funded, not-for-profit entity; one is a public company in the U.S.; one is privately held in Europe; and one is privately held in the U.S.
•For DSA, both our Discovery Services and Safety Assessment businesses have numerous competitors. Discovery Services has hundreds of competitors, but two main competitors: one is a public company in China and one is a public company in Europe. Antibody discovery services has tens of competitors in the U.S., Europe and China. Safety Assessment has dozens of competitors of varying size, but one main competitor that is a division of a large public company in the U.S. Our DSA segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.
•For Manufacturing, each of our underlying businesses has several competitors. Microbial Solutions has four main competitors, of which three are public companies in Europe and one is a private company in the U.S. In addition to many smaller competitors, Biologics Solutions has five main competitors, of which three are public companies in the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
U.S., one is a public company in Europe, and one is a public company in China. Avian has one main competitor to its SPF eggs business, which is a private company in Europe, and numerous competitors for specialized avian laboratory services.
Industry Support and Animal Welfare
One of our core values is a concern for, and commitment to, animal welfare. Research animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play a role in the quality and efficiency of research. As researchers, we are responsible to our clients and the public for the health and well-being of the animals in our care.
We have been in the forefront of animal welfare improvements in our industry, and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Imperative (HCI), which is overseen by our Global Animal Welfare and Training corporate group. The goal of HCI is to ensure that we continue as a worldwide leader in the humane care of research animals and implementation of the 3Rs (Replacement, Reduction and Refinement).
We are firmly committed to the 3Rs and to reducing the number of animals used by emphasizing health, research animal behavioral management programs and genetic integrity to decrease study data variability. Whenever possible, we use technological advances such as new diagnostic tests for screening pathogens in laboratory rodents, microsampling and in vitro assays. We support a wide variety of organizations and individuals working to further animal welfare and the 3Rs, as well as the interests of the biomedical research community. We also partner with clients to develop study designs decreasing the number of animals needed and suggesting pilot studies where appropriate. We maintain a quarterly award program that recognizes our employees’ efforts to continually implement the 3Rs at our sites globally.
We provide for scholarships for training in laboratory animal science, provide financial support to non-profit organizations that educate the public about the benefits of animal research and provide awards and prizes to outstanding leaders in the laboratory animal science field and the supporters of 3Rs.
Human Capital Resources
Employees
As of December 25, 2021, we had approximately 20,000 employees (including approximately 2,000 science professionals with advanced degrees, including Ph.D.s, D.V.M.s and M.D.s). Approximately 18,600 of our employees are considered full-time employees, while approximately 1,400 are considered part-time employees. Our workforce was distributed geographically approximately as follows: 63% in North America, 32% in Europe, and 5% in Asia, and less than 1% in any other region.
Our employees are not unionized in the U.S. Employees at some of our European facilities are represented by works councils, employee representative groups and/or unions, which is consistent with local customs for our industry. We collaborate with the works councils and believe we have good relationships with our employees.
Values
At Charles River, our values of Care, Lead, Own, and Collaborate guide our decisions and actions; they are standards we hold ourselves to each and every day and are critical to success in fulfilling our goals.
Talent Management and Engagement
Sustaining our corporate culture is a vital part our strategy. Our corporate culture is built on trust, inclusion, accountability, respect, and well-being. Our objective is to enable colleagues to connect with their work in a way that supports each other, our clients, and our communities. We strive to maintain an environment wherein every person has the ability to deliver on business commitments, while having purpose, being energized, continuously learning, and delivering quality outcomes that make a difference. We pride ourselves on supporting our people both professionally and personally throughout their employee experience with us.
In order to support, attract and retain such great talent, we provide our employees with opportunities for skill building and career advancement. Our talent management approach is structured to be highly collaborative, encourages ownership, and provides the opportunity to contribute and develop through regular performance conversations, annual goal setting, and ongoing feedback. Furthermore, we have created a global learning strategy that includes technical training, mentoring and coaching approaches, tuition reimbursement, rotational programs, leadership development programs, and on-the-job training. In fiscal 2021, we hired over 5,300 people and our voluntary turnover for all employees was approximately 13%, a portion of which percentage we attribute to the national trend of increased attrition in the workplace. Additionally, we conduct regular talent reviews to identify and develop diverse leadership and key talent pipelines to delivery on short-term and long-term business strategy.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

We have also recently evolved our engagement surveys to be more frequent, shorter engagement “Pulse” surveys. These Pulse surveys were issued three times during 2021 and serve as a foundation for more meaningful conversations and actions between our people and people leaders to continue making Charles River a best place to work, learn, and grow.

In addition to growth opportunities, we strive to attract, motivate, and retain top talent by providing competitive compensation programs while rewarding outcomes and behaviors that align with our performance, culture, and values. While we perform pay equity audits in countries where they are legally required, we also performed a larger pay equity analysis on a global scale and took corrective action where appropriate as part of our continuing efforts to be competitive in the marketplace. Furthermore, our global job architecture generally allows for aligning pay by job role with market rates and serves as a career path tool to encourage a culture of advancement.
Health and Safety
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
The COVID-19 pandemic has further underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions to protect our workforce so they can more safely and effectively perform their work. Charles River established a global crisis management team, which includes a team of internal and external experts who have been closely monitoring the COVID-19 outbreak and its impact on employee safety and our business operations. As we navigate the pandemic and focus on keeping people safe, we continue to establish stringent safety protocols at our operating sites. As always, our goal is to provide a safe work environment for our employees, while still meeting our client’s needs for their research solutions. Our global and site business continuity plans are comprehensive, active, and continuously updated as we continue to meet requirements for planned and new projects, including work supporting COVID-19 research efforts.
Diversity, Equity and Inclusion
We are also committed to cultivating a welcoming and inclusive environment where every employee can succeed and thrive. Operating in over 110 locations and in over 20 countries worldwide (excluding our Insourcing Solutions sites), we believe in treating our employees and prospective talent with dignity, decency, and respect. We recognize that employee diversity contributes to a more innovative workforce and see diversity and inclusivity as a strength for our business. Our commitment to equity spans across our employment-related decisions, from hiring and promotions, to transfers and compensation and career development programs. Our aim is to continue to build a talented workforce reflective of the global communities in which we live and work, and it is critical that our people feel like valued members of our Company. We believe that we have taken positive steps to promote a sense of belonging for our employees in the workplace by building a Diversity, Equity & Inclusion team and Chief Executive Officer-chaired Diversity, Equity and Inclusion council; expanding diverse representation at our Board level; launching employee resource groups; facilitating training on mitigating unconscious bias and creating inclusion for our people leaders and talent acquisition teams; and rolling out a Diverse Interview Panel initiative. This year, we have also set goals to increase engagement in diversity, equity and inclusion; increase participation in our employee resource groups; and maintain strong engagement and belonging scores on our employee engagement surveys. In addition to our internally focused efforts, we also actively engage with our clients and suppliers to share best practices. As of December 25, 2021, women made up approximately 60% of our global workforce, 59% of our U.S. workforce and 36% of our global leadership positions, defined as positions carrying the title of Vice President or higher. From our U.S. workforce, 29% identified as racial and ethnic minorities.
Backlog
Our backlog for our RMS, DSA and Manufacturing reportable segments was approximately $266 million, $2.4 billion and $136 million, respectively, as of December 25, 2021, as compared to $168 million, $1.4 billion and $79 million, respectively, as of December 26, 2020. Related services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client’s intention to proceed. Canceled studies or projects are removed from backlog.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies or projects that are included in December 25, 2021 backlog may be completed in 2022, while others may be completed in later years). Second, the scope of studies or projects may change, which may either increase or decrease their value. Third, studies or projects included in backlog may be subject to bonus or penalty

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
payments. Fourth, studies or projects may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements, or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We may not be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.
Regulatory Matters
As our business operates in many distinct regional environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments.
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
We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) and similar agencies in other countries such as Europe, China and Japan for the care, handling and use of regulated species and birds bred for research. With the exception of one facility acquired as part of the Cellero acquisition that does not utilize animal research models, our DSA and RMS facilities in North America and Europe are either accredited or in the process of initiating accreditation by Association for Assessment and Accreditation of Laboratory Animal Care International, a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs.
Our import and export of animals and our operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities.
We conduct non-clinical safety assessment studies to support the submissions for approval or licensing of our clients’ products throughout the world. Many of these studies must comply with national statutory or regulatory requirements for GLP. GLP regulations describe a quality system for the scientific, operational and quality process and the conditions under which non-clinical studies are planned, performed, monitored, recorded, reported and archived. GLP compliance is required by such regulatory agencies as the FDA, European Medicines Agency, Medicines and Healthcare Products Regulatory Agency in the United Kingdom (U.K.), Health Products Regulatory Authority in Ireland, Health Canada and other similar monitoring authorities in the countries where we operate. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all necessary requirements.
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
Our Manufacturing businesses produce endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production, clinical trial vaccines and vaccine support products. Additionally, several of our laboratories conduct biosafety and analytical testing such as identity, stability, sterility and potency testing in support of our clients’ manufacturing programs and to fulfill their validation requirements, as applicable. Furthermore, our comprehensive cell and gene therapy manufacturing services include GMP production of cells from pre-clinical to commercial applications from a variety of starting materials. These activities are subject to regulation and consequently require these businesses to be inspected by the FDA and other national regulatory agencies under their respective cGMP regulations. These regulations require that we manufacture our

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. In addition, the specific activities of some of our businesses require us to hold specialized licenses for the manufacture, distribution and/or marketing of particular products.
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
Intellectual Property
We develop and implement computer software and scientifically-driven products and procedures to maximize the quality and effectiveness of our offerings. Intellectual property rights, in the form of know-how, trade secrets, patents, trademarks, copyrights, and others are important to us and are valuable to our ability to provide significant benefits to our clients. Steps are taken to protect our intellectual property rights and include the execution of confidentiality agreements and securing registrations in relevant jurisdictions. In addition, we in-license technology from other companies when it enhances our product and services businesses. In-licensing has recently become a larger company-wide initiative, particularly as we increase our focus on innovative technologies that further diversify and enhance our portfolio.
Corporate Governance
We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the NYSE, the SEC and the U.S. Federal government as implemented by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other applicable laws, rules and regulations. Nine of the eleven members of our Board of Directors are independent and have no significant financial, business or personal ties to us or management. Our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee of our Board of Directors are each composed entirely of independent directors. The Board adheres to our Corporate Governance Guidelines and a Code of Business Conduct and Ethics that has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have a Related Person Transactions Policy designed to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have established global process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines to help ensure that our public disclosures, including our periodic reports filed with the SEC, earnings releases and other written information that we disclose to the investment community are complete, accurate and timely. We continually monitor developments in the law and stock exchange regulations, as well as overall corporate governance trends and intend to adopt new procedures consistent with such developments to the extent applicable to and appropriate for our Company. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at http://ir.criver.com under the “Investor Relations - Corporate Governance” caption.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Information about Our Executive Officers
Below are the names, ages and principal occupations of each of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.
James C. Foster, age 71, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named Chief Executive Officer and President in 1992 and our Chairman in 2000.
William D. Barbo, age 61, joined us in 1982 as a laboratory technician. Between 1982 and 2005, Mr. Barbo served in a variety of positions of increasing responsibilities. He was named Corporate Vice President of Research Models and Services in 2005, Corporate Senior Vice President of Global Sales and Marketing in 2010, and Corporate Executive Vice President and Chief Commercial Officer in October 2016.
Victoria Creamer, age 52, joined us in January 2019 as Senior Vice President, Chief People Officer. In October 2020, Ms. Creamer was promoted to Corporate Executive Vice President. Prior to joining the Company, from 2015 to December 2018, Ms. Creamer served as Senior Vice President, Human Resources and Communications for ITT, Inc., a manufacturing company, where she was responsible for providing vision, leadership and execution of the company’s people and communications strategies.
Birgit Girshick, age 52, joined us in 1989 and originally held positions of increasing responsibility in our RMS Germany and RMS Avian Vaccine businesses. In 2004, Ms. Girshick was promoted to General Manager of the RMS Avian Vaccine Services business. She was named Executive Director, RMS Process Improvement in 2009, and Corporate Vice President, Global Biopharmaceutical Services in 2010. In 2013, Ms. Girshick was promoted to Corporate Senior Vice President, Research Models and Biologics Testing Solutions. In 2016, Ms. Girshick was tasked with leading the integration of WIL Research into our Safety Assessment business. Also, in 2016, Ms. Girshick assumed the role of Corporate Senior Vice President, Global Discovery Services. In February 2018, Ms. Girshick was appointed Corporate Executive Vice President, Global Discovery and Safety Assessment and in August 2018, additionally took on responsibility for our Biologics Solutions and Avian Vaccine Services business. In 2021, she also assumed responsibility for the company’s Cell and Gene Therapy CDMO business. In November 2021, Ms. Girshick was promoted to Chief Operating Officer of the Company, adding the Research Models and Services business to her responsibilities.
Joseph W. LaPlume, age 48, joined us in 2005 as Senior Corporate Counsel. He became Deputy General Counsel in 2010, Vice President, Corporate Development in 2011, Senior Vice President in 2014 and Corporate Executive Vice President, Corporate Development and Strategy in January 2019. In his current role, he oversees all aspects of strategic planning and corporate development activities across business segments and geographies. Prior to joining us, Mr. LaPlume was a corporate lawyer at GTECH Corporation and in private practice at the law firms of Mintz Levin and Goulston & Storrs.
David R. Smith, age 56, has served as our Corporate Executive Vice President and Chief Financial Officer since August 2015. He joined us as Corporate Vice President, Discovery Services through our acquisition of Argenta and BioFocus from Galapagos NV in March 2014 and was promoted to Corporate Senior Vice President, Global Discovery Services, in October 2014. At Galapagos, he served in various capacities, including as Chief Executive Officer of its Galapagos Services division and as Chief Financial Officer. Mr. Smith served as Chief Financial Officer for Cambridge University Hospitals from 2007 to 2013. Mr. Smith spent eight years at PricewaterhouseCoopers prior to joining AstraZeneca in 1997, where he spent the next nine years in various finance and business roles of increasingly greater responsibility.
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
Risk Factor Summary
As noted above, we are subject to a number of risks that if realized could cause actual results to differ materially from the results contemplated herein. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in this "Risk Factors"

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
section. Please carefully consider all of the information in this Form 10-K, including the full set of risks set forth in this "Risk Factors" section, and in our other filings with the SEC before making an investment decision regarding Charles River.
Business and Operational Risks
•Our business may be further adversely impacted by the COVID-19 pandemic.
•We bear financial risk for contracts that may be terminated or reduced in scope, underpriced, subject to cost overruns or delayed.
•Upgrading and integrating our business systems could result in implementation issues and business disruptions.
•We have in the past experienced and in the future could experience unauthorized access into our information systems.
•If we are not successful in executing our business strategy, including our failure in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may be adversely impacted.
•Our business is subject to risks relating to operating internationally, including changes in foreign currency exchange rates.
•Our operations might be affected by the occurrence of a natural disaster or other catastrophic event, such as the COVID-19 pandemic.
•Negative attention from special interest groups may impair our business.
Industry Risk Factors
•A reduction in demand or a reduction or delay in government funding of R&D may adversely affect our business.
•Several of our product and service offerings are dependent on a limited source of supply that, when interrupted, adversely affects our business.
•Contract development and manufacturing services create a risk of liability, including risk that our products will not gain market acceptance and risk of failure to provide quality and timely service to customers.
•Contaminations in our animal populations can damage our inventory, harm our reputation for contaminant-free production, result in decreased sales and cause us to incur additional costs.
•The outsourcing trend in non-clinical stages of drug discovery and development may decrease, which could impair our growth.
•The industries in which we operate are highly competitive.
•New technologies may be developed, validated and increasingly used in biomedical research, which could reduce demand for some of our products and services.
•We may not be able to successfully develop and market new services and products.
•Costs increasing more rapidly than market prices could reduce profitability.
Legal & Regulatory Risk Factors
•Any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs.
•Changes in government regulation or in practices relating to the pharmaceutical or biotechnology industries, including potential healthcare reform, could decrease the need for the services we provide.
•Failure to comply with applicable data privacy and security laws in various jurisdictions could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions that could have a material adverse effect on our business.
•Failure to comply with U.S., state, local or international environmental, health and safety laws and regulations could result in fines and penalties and loss of licensure, and have a material adverse effect upon the Company’s business.
•Changes in U.S. and International Tax Law or material changes in our stock price could have a material adverse impact on our effective tax rate.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•Contract research services create a risk of liability.
•The failure to successfully obtain, maintain and enforce intellectual property rights and defend against assertions of third-parties to intellectual property rights could adversely affect us.
•Our by-laws designate the state courts located in the State of Delaware as the sole and exclusive forum for certain actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and may discourage lawsuits with respect to certain claims.
Labor & Employment Risk Factors
•We depend on key personnel and may not be able to retain these employees, which would harm our business.
•If we are unable to attract, hire or retain key team members or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations.
•We depend on the availability of, and good relations with, our team members.
Financial and Accounting Risk Factors
•Our debt level could adversely affect our business and growth prospects.
•Impairment of goodwill or other intangible assets may adversely impact future results of operations.
General Risk Factors
•Since we do not expect to pay any cash dividends for the foreseeable future, our shareholders will benefit from an investment in our common stock only if it appreciates in value.
•Our quarterly operating results may vary, which could negatively affect the market price of our common stock.
Risk Factors
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
•constraints on international routes for shipment of products and materials impact timelines to support client demands;
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to declines in global financial markets, including to the prices of publicly-traded equity securities of us, our peers and of listed companies generally;
•deterioration in the financial condition and prospects of our customers or attempts by customers, suppliers or service providers to invoke force majeure contractual clauses, or the legal doctrines of impossibility or impracticability, or other similar doctrines, as a result of delays or other disruptions;
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
Our counterparties (including our clients who are competitors) may elect to terminate their agreements with us for various reasons including: the invocation of force majeure clauses, or the legal doctrines of impossibility or impracticability, or other similar legal doctrines, as a result of the COVID-19 pandemic; the products being tested fail to satisfy safety requirements; unexpected or undesired study results; production problems resulting in shortages of the drug being tested; a client’s decision to forego or terminate a particular study; our competitors’ establishment of alternative distribution channels; dissatisfaction with our performance under the agreement; the loss of funding for the particular research study; or general convenience/counterparty preference. If a counterparty terminates a contract with us, we are typically entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, termination fees; however, in many cases we are not entitled to any termination fees in the event of a termination. Cancellation of a large contract or proximate delay, cancellation or conclusion of multiple contracts could materially adversely affect our business and, therefore, may adversely affect our operating results.
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
In recent years, we have been updating and consolidating systems and automating processes in many parts of our business with a variety of systems, including in connection with the integration of acquired businesses. The expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges, including information security assessment and remediation, data conversion, network and system cutover, user training, and integration with existing processes or systems. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed report and/or data shipments, missed sales, billing errors and accounting errors.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We have in the past experienced and in the future could experience unauthorized access into our information systems.
We operate large and complex information systems that contain significant amounts of client data. As a routine element of our business, we collect, analyze and retain substantial amounts of data pertaining to the non-clinical studies we conduct for our clients. Unauthorized third parties could attempt to gain entry to such information systems to steal data or disrupt the systems or for financial gain. Like other companies, we have on occasion experienced, and will continue to experience, threats and incursions to our data and systems, including malicious software and viruses, phishing, business email compromise and social engineering attacks or other cyber-attacks. The number and complexity of these threats continue to increase over time.
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
During the last two decades, we have steadily expanded our business through numerous acquisitions, including our recent acquisitions of HemaCare, Cellero, Distributed Bio, Retrogenix, Cognate BioServices, Inc. (Cognate), and Vigene Biosciences, Inc. (Vigene). However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions.
Acquisitions and alliances involve numerous risks which may include:
•difficulties in achieving business and financial success (due to unplanned events such as the COVID-19 pandemic and the long-term economic impact of the pandemic);
•difficulties and expenses incurred in assimilating and integrating operations, services, products, information technology platforms, technologies or pre-existing relationships with our clients, distributors and suppliers;

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•challenges with developing and operating new businesses, including those that are materially different from our existing businesses, which may require the development or acquisition of new internal capabilities and expertise;
•potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnifications we may obtain from sellers or any insurance we may acquire in connection with transactions;
•loss of key employees;
•the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
•diversion of management’s attention from other business concerns;
•a more expansive regulatory environment;
•dilution to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilution to the percentage of ownership of our existing shareholders;
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
If an acquired business, technology or an alliance does not meet our expectations, our results of operations may be adversely affected. Some of the same risks exist when we decide to sell a business, site, product line or service offering. We continually evaluate the performance and strategic fit of our business to determine whether any divestitures are appropriate. Such divestitures could involve additional risks, other than those listed above, including: difficulties in the separation of operations, services, products, and personnel, the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture, and write-offs, including those related to goodwill and other intangible assets and which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms, and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site or product line or service offering and, as a result, we may not achieve some or all of the expected benefits of the divestiture.
Failure to execute our business strategy could adversely impact our growth and profitability.
Our strategy is to deliver a comprehensive and integrated portfolio of drug discovery and non-clinical development products, services and solutions to support our clients’ discovery and early-stage drug research, process development, scale up and manufacturing efforts, and enable them to bring new and improved therapies to market faster and more cost effectively. Separately, through our various Manufacturing segment businesses, we aim to be the premier provider of products and services that ensure our clients produce and release their products safely. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization.
Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our results of operations and financial condition. To address this issue, we are pursuing a number of strategies to improve our internal growth, including strengthening our presence in selected geographic markets through organic growth and strategic acquisitions and expanding our service offerings, including our expansion into the CDMO business. We may not be able to successfully implement these strategies, and these strategies may not result in the expected growth of our business.
Furthermore, our strategy assumes a certain degree of capital and capacity growth development. Factors such as insufficient capital, inflation, supply chain interruptions, inadequate forecasting, increases in construction material costs, or labor shortages could interfere with the successful execution of our strategy and our ability to timely build infrastructure to satisfy capacity needs and support business growth. For additional discussion of our business strategy, please see the section above entitled “Our Strategy.”

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Other risks associated with our international business include:
•general economic and political conditions in the markets in which we operate, including implications of the COVID-19 pandemic;
•potentially negative consequences from changes in U.S. and/or foreign tax laws, or interpretations and enforcement thereof, notably tax regulations issued and to-be-issued with respect to the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) and the EU Anti-Tax Avoidance Directives I and II, and the creation of the Joint Chiefs of Global Tax Enforcement;
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
•potentially reduced protection of our intellectual property rights in certain foreign countries; and
•compliance with export controls, import requirements and other trade regulations, including those relating to certain products of which there is limited supply.
These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, as mentioned above, we are subject to compliance with the FCPA, which prohibits companies and their third-party intermediaries from offering or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Likewise, we are also subject to other international anti-bribery laws such as the UK Bribery Act which prohibit companies and their third-party intermediaries from offering or making improper payments to commercial parties.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
While our employees and third-party intermediaries are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition and results of operations.
Our operations might be affected by the occurrence of a natural disaster or other catastrophic event, and have been (and will continue to be) affected by the COVID-19 pandemic.
We depend on our customers continued demand and solvency at our facilities for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic (including the COVID-19 pandemic), epidemic or outbreak of a disease, hurricanes, tornadoes, fire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. As described herein, the COVID-19 pandemic has already, and may continue to, disrupt our operations, though the full extent of such impact remains uncertain. Such disruptions could include significant delays in the shipments of our products, reduce our capacity to provide services, adversely impact unique manufacturing capabilities, result in our customers’ inability to pay for our products or services and, ultimately, result in the loss of revenue and clients. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us or our customers could have a significant negative impact on our operations and financial performance.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
been influencing R&D budgets at our clients, please see the sections entitled “Our Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
Further, our Research and GMP-Compliant Cells operations are structured to produce research materials, such as blood products based on customers’ existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on our profitability. Increasing demand could harm relationships with customers if we are unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. This could result in a decrease in overall revenue and profits. The impact of measures intended to reduce the spread of COVID-19 caused us to temporarily suspend blood donations in early 2020, which have since resumed, at our Research and GMP-Compliant Cells facilities, further limiting our ability to respond to changes in demand. Lack of access to sufficient capital, or lack of adequate time to properly (or the failure to adequately) respond to changes in demand, could result in declining revenue and profits, as customers transfer to other suppliers.
Furthermore, we will have significant business which will materially depend upon the regulatory approval of the products it will manufacture for its contract development and manufacturing organization (CDMO) customers. As such, if these customers experience a delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products that we develop or manufacture, our revenue and profitability could be materially adversely affected. Additionally, if the Food and Drug Administration or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product, observes significant deficiencies or violations at its facilities or withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our CDMO capacity and capabilities and results of operations therefrom.
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
We depend on a limited international source of supply for certain products, such as large research models. Disruptions to their continued supply from time to time arise from health problems (including as a result of the COVID-19 pandemic and the spread of other diseases), export or import laws/restrictions or embargoes, tariffs, inflation, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition among suppliers for models, disruptions to the air travel system, activist campaigns, commercial disputes, supplier insolvency, geopolitical disputes, measures intended to slow the spread of COVID-19 or other ordinary course or unanticipated events. Any disruption of supply could materially harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms. For example, as with other industry participants, certain of our activities rely on a sufficient supply of large research models, which has seen increasing demand as compared to supply in 2020 and 2021 and into 2022 due to a variety of factors. First, the surge of research relating to COVID-19 has increased short term demand. Second, China supplies a significant portion of certain critical large research models, which have been subject to geographic export restrictions applicable to many animal species since the beginning of the COVID-19 pandemic. While we continue to take steps to find alternative supply channels and lock in supply with preferred sources through multi-year and/or minimum commitment contracts, such mitigating efforts may not prove successful at ensuring a steady and timely supply or may require (and in the past have required) us to pay significantly higher prices for such products during periods of global shortage or restrictions on the transportation of products. Limited global supply or regional restrictions on transportation for certain products may require us to source products from non-preferred vendors, which may not be successful. In addition, reductions in global air transportation routes may result in sourcing alternative transportation at an increased cost. An inability to obtain a sufficient and timely supply of critical products could adversely affect our business, financial results and results of operations.
Further, portions of our Research and GMP-Compliant Cells business depends on the availability of appropriate donors. As a result of the COVID-19 pandemic and the impact of measures intended to reduce the spread of COVID-19, we temporarily

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
suspended blood donations at one of our Research and GMP-Compliant Cells facilities in early 2020, which have since resumed. Regulations intended to reduce the risk of introducing infectious diseases in the blood supply (including COVID-19) could also result in a decreased pool of potential donors or integrity of inventory. Due to any pandemic, epidemic or outbreak in one or more regions in which our Research and GMP-Compliant Cells business operates, the portion of the donor pool that typically donates may be unable, or unwilling to donate, thereby significantly reducing the availability of research products upon which we rely. In addition, health and healthcare concerns among the public may result in a decline in donations. If donor participation declines, we may not be able to reduce costs sufficiently to maintain profitability of the Research and GMP-Compliant Cells business.
Our CDMO services establish us as a premier scientific partner for cell and gene therapy development, testing, and manufacturing; enable us to provide clients with an integrated solution from basic research and discovery through cGMP production; enable us to drive efficiency and accelerate clients’ speed-to-market by integrating manufacturing and the required testing; and enable our clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner
Furthermore, our CDMO operations will require various raw materials supplied primarily by third parties. We or our customers will specify the raw materials and other items required to manufacture our product and, in some cases, the customers will specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items may only be supplied by a limited number of suppliers or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which could materially adversely affect our results of operations and financial condition.
Furthermore, third-party suppliers may fail to provide us with raw materials and other items that meet the qualifications and specifications required by us or our customers. If third-party suppliers are not able to provide us with raw materials that meet our or our customers’ specifications on a timely basis, we may be unable to manufacture our product or it could prevent us from delivering products to our customers within required time frames. Any such delay in delivering our products may create liability for us to our customers for breach of contract or cause us to experience order cancellations and loss of customers. In the event that we manufacture products with components or raw materials that do not meet our qualifications and specifications or those of our customers or governmental or regulatory authorities, we may become subject to product liability claims caused by defective raw materials or components from a third-party supplier or from a customer.
Our CDMO business, financial condition and results of operations may be adversely affected if the products we manufacture for our customers do not gain market acceptance.
If the products we manufacture for our customers do not gain market acceptance or production volumes of key products that we manufacture for our customers decline, financial condition and results of operations may be adversely affected. For our CDMO business, we will depend on, and have no control over, market acceptance for the products that we will manufacture for our customers. Consumer demand for these products could be adversely affected by, among other things, delays in securing regulatory approvals, the emergence of competing or alternative products, including generic drugs, the emergence of new safety data for such products, the loss of patent and other intellectual property rights protection, reductions in private and government payment product subsidies or changing product marketing strategies.
Manufacturing services are highly complex and failure to provide quality and timely services to our CDMO customers, could adversely impact our business.
The CDMO services we offer can be highly complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities could cause problems in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such issues could affect production of a single manufacturing run or manufacturing campaigns, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, any failure to meet required quality standards may result in our failure to timely deliver products to our customers which, in turn, could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substances, damage to and possibly termination of customer relationships, time and expense spent investigating and remediating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. In addition, such issues could subject us to litigation, the cost of which could be significant.
Contaminations in our animal populations can damage our inventory, harm our reputation for contaminant-free production, result in decreased sales and cause us to incur additional costs.
Our research models and fertile chicken eggs must be free of certain infectious agents, such as certain viruses, parasites, and bacteria, because the presence of these contaminants can distort or compromise the quality of research results and could adversely impact human or animal health. The presence of these infectious agents in our animal production facilities and certain

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
service operations could disrupt our contaminant-free research model and fertile egg production as well as our animal services businesses, including GEMS, harm our reputation for contaminant-free production and result in decreased sales. There also exists a risk that contaminations from models that we produce may affect our client’s facilities, with similar impact to them for which we could be liable for damages. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in humans; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection and liability for damages to infected persons.
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
Contaminations are unanticipated and difficult to predict and could adversely impact our financial results. If they occur, contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting production or services. Such clean-ups result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost client orders and potentially credits for prior shipments. In addition to microbiological contaminations, the potential for genetic contaminations also exists and may require us to restart the applicable colonies, and would result in inventory loss, additional start-up costs and possibly reduced sales. Contaminations also expose us to risks that clients will request compensation for damages in excess of our contractual indemnification requirements.
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
Over the past decade, pharmaceutical and biotechnology companies have generally increased their outsourcing of non-clinical research support activities, such as discovery and safety assessment. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development), decreases in such outsourcing may result in a diminished growth rate in the sales of any one or more of our service lines and may adversely affect our financial condition and results of operations. For additional discussion of the factors that we believe have recently influenced outsourcing demand from our clients, please see the section entitled “Our Strategy” above.
The industries in which we operate are highly competitive.
The industries in which we operate are highly competitive. We compete for business with other CROs and blood product and therapeutic services companies, other CDMOs, as well as internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals for outsourced services. We compete on a variety of factors, including:
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
•price/value, spend and flexibility;

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•technological and scientific expertise and efficient drug development processes;
•quality of facilities;
•financial stability;
•size;
•ability to acquire, process, analyze and report data in an accurate manner; and
•accessibility of client data through secure portals.
If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that could adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, which are targets for each other and for large pharmaceutical companies. If this trend continues, it is likely to produce more competition among the larger companies and CROs generally, with respect to both clients and acquisition candidates. In addition, small, specialized entities considering entering the CRO industries will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities to acquire and consolidate these companies, thus further increasing possible competition. Our competition in the CDMO market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. Also, large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. Furthermore, many of our CDMO competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge, particularly in lower-cost jurisdictions such as India and China, which could, among other things, result in a decrease in the fees paid for our services, which may adversely affect our results of operations and financial condition.
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
The scientific community continues to develop cell-based and animal model methods designed to increase the translation from findings in early-stage discovery and pre-clinical studies to human studies, and vice-versa. As these methods continue to advance, they may supplement, and in some cases possibly replace or supplant methodologies that are currently in use, such as the use of traditional living animals in biomedical research. In addition, technological improvements, such as imaging and other translational biomarker technologies, could impact demand for animal research models. Further, some companies are developing recombinantly produced versions of LAL, which has been historically derived from live animals. It is our strategy to explore new technologies to refine and potentially reduce the use of animal models and animal derived products as new in vitro and in silico methods become available and synthetically-manufactured products become validated. However, we may not be able to develop new products, inputs or processes effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models, inputs or processes with characteristics different from those that we produce, and that may be viewed as more desirable by some of our clients.
We may not be able to successfully develop and market new services and products.
We continue to seek opportunities to develop and market new services and products that complement or expand our existing business or service offerings. We believe our ability to in-license new technologies from third parties is critical to our ability to continue to meet the needs of our clients. Our ability to gain access to such new technologies depends, in part, on our ability to convince innovators that we can successfully develop and commercialize their inventions. We cannot guarantee that we will be able to identify new technologies of interest to our clients. Even if we are able to identify these opportunities, negotiating license agreements on commercially acceptable terms may prove difficult. In addition, our ongoing internal research and development efforts may not always yield offerings that meet client demand. If we are unable to develop new services and products and/or create demand for those newly developed services and products, our future business, results of operations, financial condition and cash flows could be adversely affected.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Costs increasing more rapidly than market prices in certain of our businesses could reduce profitability.
The cost of collecting, processing and testing blood products has risen significantly in recent years and will likely continue to increase given stringency of demands on raw materials for advanced cell products. These cost increases are related to new and improved testing procedures, increased regulatory requirements related to blood safety, and higher staff and supply costs related to collecting and processing blood products. Competition and fixed price contracts may limit our ability to maintain existing operating margins. Some competitors have greater resources than us to sustain periods of marginally profitable or unprofitable sales. Costs increasing more rapidly than market prices may reduce profitability and may have a material adverse impact on our business and results of operations.
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
In addition, regulations and guidance worldwide concerning the production and use of research animals for research purposes continue to evolve. Similarly, guidance has been and continues to be developed for other areas that impact the biomedical research community on both a national and international basis including transportation, mandated contingency planning, euthanasia guidance, import and export requirements of biological materials, health monitoring requirements and the use of disinfectants.
Our Research and GMP-Compliant Cells business is subject to extensive and complex regulation by federal, state and local governments in the U.S. and in the other countries in which it operates. This business requires us to obtain many licenses, permits, authorizations, approvals, certificates and other types of governmental permissions and to comply with various regulations in every jurisdiction in which we operate. Federal, state and local regulations change often, and new regulations are frequently adopted. Changes in the regulations could require us to change the way in which we operate our business and the cost of compliance with new or changed regulations could be significant.
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
Governmental agencies throughout the world strictly regulate the drug development process. Our business involves helping our customers navigate these regulatory processes. Accordingly, many regulations, and often new regulations, are expected to result in higher regulatory standards and often additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements or the introduction of streamlined or expedited drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. For example, in February 2022, the FDA released guidance that is intended to remain in effect through the duration of the COVID-19 public health emergency. The guidance provides biopharmaceutical companies with alternate options for study designs, large animal model selection, and additional considerations for drug development paradigms.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Although we believe we are currently in compliance in all material respects with applicable national, regional and local laws, as well as other accepted guidance used by oversight bodies (including the USDA, the standards set by the International Air Transport Association, the Convention on International Trade in Endangered Species of Wild Fauna and Flora, U.S. Fish and Wildlife Service, The Centers for Disease Control, the Department of Transportation, the Department of State, the office of Laboratory Animal Welfare of NIH, the Drug Enforcement Agency, as well as numerous other oversight agencies in the jurisdictions in which we operate), failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions. In addition, if regulatory authorities were to mandate a significant reduction in safety assessment procedures that utilize research animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.
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
We are required to comply with stringent, complex and evolving laws, rules, regulations and standards in many jurisdictions, as well as contractual obligations, relating to data privacy and security. Any actual or perceived failure to comply with these requirements could have a material adverse effect on our business.
We are required to comply with stringent, complex and evolving laws, rules, regulations and standards in many jurisdictions, as well as contractual obligations, relating to data privacy and security. Ensuring that our collection, use, transfer, storage and other processing of personal information complies with such requirements can increase operating costs, impact the development of new products or services, and reduce operational efficiency.
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (EU) General Data Protection Regulation (GDPR), which became effective on May 25, 2018 and imposes stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data. Additionally, following the United Kingdom’s withdrawal from the EU, we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”) (i.e., a version of the GDPR as implemented into U.K. law). Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR and U.K. GDPR may have a significant adverse effect on our business and operations. Recent legal developments in the European Economic Area (EEA), including recent rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the United Kingdom to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (SCCs), the efficacy and longevity of these mechanisms remains uncertain. Moreover, on June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, to implement additional security measures. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
Moreover, on August 20, 2021, China adopted the Personal Information Protection Law (PIPL), which went into effect on November 1, 2021 and established new national privacy requirements relating to the collection, processing, transfer and security of personal information in or from China. The PIPL imposes significant potential penalties for violations, including fines of up to RMB 50 million or five percent (5%) of annual turnover, civil and criminal liability, and potential revocation of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
business licensure. Given the newness of the PIPL, substantial uncertainty exists with respect to its application and enforcement. In the event that the PIPL requires us to store data in China, or limits our ability to transfer data across borders, we may experience increased costs and business inefficiencies. Fines, corrective actions, or other penalties asserted due to alleged noncompliance may impose additional financial or operational costs, limit our ability to attract and retain local talent, or limit our ability to do business in China.
In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and data disposal laws. For example, at the federal level, we are subject the regulations of the Federal Trade Commission, which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general. If we are found to have violated applicable laws or regulations, we may also be subject to penalties, fines, damages, injunctions or other outcomes that may adversely affect our operations and financial results. The United States Congress also has considered, and may in the future consider, various proposals from time to time for comprehensive federal data privacy legislation to which we may become subject if passed and which may adversely affect our operations and financial results.
At the state level, we are subject to laws and regulations like the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020. The CCPA creates transparency requirements for companies and grants California residents various new rights with regard to their personal information. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. The CCPA also provides private right of action for data breaches that result in the loss of personal information, which is expected to increase data breach litigation. In addition, in November 2020, California voters approved the California Privacy Rights Act (CPRA) which modifies the CCPA and will impose additional data protection obligations on companies doing business in California, including granting additional privacy rights to consumers and creating a new state privacy regulator to implement and enforce the CCPA and CPRA. While the CPRA will not take effect in most material respects until January 1, 2023, it may impact our business activities and require compliance costs that adversely affect business, operating results, prospects and financial condition. Numerous other states, including Virginia and Colorado, have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. These state statutes, and other similar state or federal laws that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.
Additionally, while collecting research products from donors, we may collect, use, disclose, maintain and transmit donor information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, transmission or confidentiality of patient-identifiable health information.
We have made changes to, and investments in, our business practices and will continue to monitor developments and make appropriate changes to help attain compliance with these evolving and complex laws, rules, regulations and standards. Any actual or perceived failure to comply with any such laws, rules, regulations, standards or contractual obligations could subject us to denial of the right to conduct business, significant fines, civil or criminal penalties, costly litigation (including class actions), government investigation or inquiries, enforcement actions, claims, proceedings, judgements, awards, penalties, sanctions or other adverse impacts that could have a material adverse effect on our business.
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
We are subject to licensing and regulation under laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees and protecting employees from the spread of COVID-19. Failure to comply with these laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions that could have a material adverse effect on our business. Other environmental laws may have similar consequences to us or our supplier, or result in liability to us. In addition, compliance with future legislation could impose additional requirements on us that may be costly.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Changes in U.S. and International Tax Law or material changes in our stock price could have a material adverse impact on our effective tax rate.
In 2017, significant U.S. tax law changes from the 2017 Tax Act went into effect. There remain certain provisions enacted as part of the 2017 Tax Act which still require clarification and guidance from the Internal Revenue Service (IRS) and Treasury Department. In 2021, U.S. proposed legislation continued to be introduced. If enacted, these or other changes in US. tax laws could impact our profits, effective tax rate and cash flows.
Additionally, the OECD, the European Commission (EC) and individual taxing jurisdictions have recently focused on issues related to the taxation of multinational enterprises. In 2015, the OECD released its final reports for reform of the international tax system, meant to address concerns regarding base erosion and profit shifting (BEPS). This initiative resulted in proposed and enacted changes to tax laws in various countries including France, Germany, Luxembourg, Netherlands and the U.K. In addition, the OECD and EC and individual countries are examining how taxing rights should be allocated among countries considering the tax challenges arising from the digitalization of the economy. The proposed solutions are designed to ensure that multinational enterprises will be subject to a minimum tax rate of 15% and will re-allocate profit of the largest and most profitable multinational enterprises worldwide. Future changes to tax laws or interpretation of tax laws resulting from enacted laws could increase our effective tax rate, which would affect our profitability.
We receive substantial tax credits and incentives in Canada, from both the Canadian federal and Quebec governments, China, France, the U.K., and the U.S. Any reduction in the availability or amount of these tax credits and incentives or increase to tax rates due to tax law changes or outcomes of tax controversies could have a material adverse effect on our profits, cash flows and effective tax rate.
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
•risk of transmitting dangerous infectious diseases, as a result of the failure of our screening and testing processes, or new pathogens that may be undetected by such processes; and
•the acquisitions of Cognate and Vigene in 2021 have expanded our business into the CDMO market, which entails additional risks of liability, including potential product liability claims, errors and omissions claims in connection with our services and potential liability under indemnification agreements between us and our officers and directors.
While we attempt to mitigate these risks through a variety of methods, it is impossible to completely eradicate such risks. In our RMS business, we mitigate these risks to the best of our abilities through our regimen of animal testing, quarantine procedures and veterinary staff vigilance, through which we seek to control the exposure of animal related disease or infections. In our Research and GMP-Compliant Cells, DSA, and Manufacturing businesses, we attempt to reduce these risks through the negotiation of contractual risk transfer provisions, such as indemnification provisions, limitations of liability, and client insurance requirements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
The failure to successfully obtain, maintain and enforce intellectual property rights and defend against assertions of third-parties to intellectual property rights could adversely affect us.
Many of our services, products and processes rely on intellectual property. In some cases, that intellectual property is owned by another party and licensed to us, sometimes exclusively. To protect our intellectual property rights, we primarily rely upon trade secret, patent, and copyright law, as well as contractual provisions relating to intellectual property ownership and control and confidentiality. Laws relating to intellectual property rights and contracts vary from country to country and are subject to change at any time. In addition, the agreements upon which we rely to protect our intellectual property might be breached, or might not be fully enforceable. Our intellectual property rights might not prevent our competitors from independently developing intellectual property that is similar to or duplicative of ours. Also, enforcement of our intellectual property rights may also require substantial investments of time, money, and oversight, and may not result in success. If we are unable to secure and maintain our intellectual property rights, or if we are unable to prevent misappropriation or infringement, our business could be adversely affected.
Furthermore, we respect third-party intellectual property rights, and make efforts to avoid violating valid and enforceable intellectual property rights, and seek to procure and pay for licenses from the holders of intellectual property rights that we seek to use. In some cases, we are asked to utilize components and processes that are provided to us by our clients.
Customers of Cognate and Vigene, which we acquired in 2021, for example, may utilize intellectual property for the production of their products, the manufacture of which has been contracted to us. Failure by us and/or our customers to secure and maintain rights to third-party intellectual property rights could have a material adverse effect, including reduced revenue as a result in a delay or cancellation of the manufacture of products and involvement in judicial and administrative proceedings in which we are named as a party.
Further, the drug discovery, drug development, and drug manufacturing industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue. Litigation can be expensive, time consuming, and can divert management’s attention from other business concerns. If we do not prevail in an infringement lawsuit brought against us, we may be compelled by a court to pay substantial damages, including treble damages, and be ordered to stop the challenged activity, or obtain a license on unnegotiated and/or unfavorable terms.
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
Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company’s certificate of incorporation or the Company’s by-laws (in each case, as they may be amended from time to time), or (4) any action asserting a claim governed by the internal affairs doctrine shall be a state court located within the state of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). However, this exclusive forum provision will not apply to suits brought under the federal securities laws for which the federal courts have exclusive jurisdiction. If a court were to find the choice of forum provision contained in our by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition. Furthermore, although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Labor & Employment Risk Factors
We depend on key personnel and may not be able to retain these employees, which would harm our business.
Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer and President since 1992 and Chairman since 2000, has held various positions with us for four decades. While we entered into an amended employment agreement with Mr. Foster in 2021, most members of our senior management do not have employment agreements except in jurisdictions outside of the United States where employment contracts are common for most employees. If Mr. Foster or other members of senior management do not continue in their present positions, our business may be adversely impacted.
If we are unable to attract, hire or retain key team members or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations.
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
As of December 25, 2021, we had $2.7 billion of debt and finance leases (debt). Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; making us more vulnerable to rising interest rates, and reducing our flexibility to respond to changing business and economic conditions. For additional information regarding our debt, please see Note 9, “Long-Term Debt and Finance Lease Obligations”, included in the notes to our consolidated financial statements included elsewhere in this Form 10-K.
The interest rate on our credit facility (Credit Facility), which matures in fiscal year 2026, is linked to LIBOR for USD denominated borrowings, ESTR for EUR denominated borrowings and SONIA for GBP denominated borrowings. As of December 25, 2021, amounts outstanding on our Credit Facility were $1.2 billion on our revolving credit facility, for which there is an aggregate available borrowing capacity of $3.0 billion. Disruption in the financial market could also have a material adverse effect on our financial position, results of operations and liquidity. In 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark and it is currently anticipated that LIBOR will be completely phased out by June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after June 30, 2023, or whether different benchmark rates used to price indebtedness will develop. If LIBOR ceases to exist, the method and rate used to calculate our interest rates and/or payments on our debt in the future may result in interest rates and/or payments that are higher than, or that do not otherwise correlate over time with, the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form, which could have a material adverse effect on our financial position, results of operations and liquidity. While we continue to take steps to mitigate the impact of the phase-out or replacement of LIBOR, such as replacing LIBOR with SONIA as the base rate for GBP denominated borrowings in our Credit Facility as of April 2021. However, further efforts taken to mitigate the impact of the LIBOR phase-out or replacement of LIBOR may not prove successful. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could also have a material adverse effect on our financial position, results of operations and liquidity.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Impairment of long lived tangible assets and intangible assets (such as goodwill and other intangible assets) may adversely impact future results of operations.
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
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets, as well as long-lived tangible assets, such as property, plant and equipment and operating lease right-of-use assets. Should the COVID-19 pandemic have a prolonged impact on our industry, triggering events may arise resulting in long-lived tangible asset, intangible asset, or goodwill impairments. To the extent long-lived tangible assets, intangible assets, or goodwill are impaired, their carrying value will be written down to their implied fair values and a charge will be made to our net income. Such an impairment charge could materially and adversely affect our operating results. As of December 25, 2021, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $3.8 billion, property, plant and equipment was $1.3 billion, and operating lease right-of-use assets was $293 million.
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
Item 2.    Properties
We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our DSA businesses in Canada, China, France, Hungary, Netherlands, Scotland and the U.S. and lease large facilities in England and the U.S. We own large RMS facilities in Canada, France, Germany, Italy, England and the U.S. We lease large RMS facilities in China. We own large Manufacturing facilities in the U.S., Ireland and China. We lease large Manufacturing facilities in England, France and the U.S. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities in each of our reportable segments are adequate for our operations and that suitable additional space will be available when needed. For additional information, see Note 16, “Leases” included in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
operations, which could result in impairment charges. In situations where the associated real estate is leased, and depending on the resolution of these situations, we may be encumbered with the remaining real estate lease obligations.
Item 3.    Legal Proceedings
We are not party to any legal proceedings that we believe are material to our business or financial condition.
Item 4.    Mine Safety Disclosures
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold during fiscal year 2021.
Shareholders
As of January 21, 2022, there were 78 registered shareholders of the outstanding shares of common stock.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the fourth quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
September 26, 2021 to October 23, 2021	96	$412.67	—	$129,105
October 24, 2021 to November 20, 2021	101	444.18	—	129,105
November 21, 2021 to December 25, 2021	500	365.87	—	129,105
Total	697		—
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the program of $250.0 million in fiscal year 2010, $250.0 million in fiscal year 2013, $150.0 million in fiscal year 2014, and $150.0 million in fiscal year 2017, for an aggregate authorization of $1.3 billion. During the fourth quarter of fiscal year 2021, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of December 25, 2021, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on December 31, 2016 and ending on December 25, 2021 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the S&P 500 Health Care Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company’s performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor’s Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index and
The S&P 500 Health Care Index

$500
$400
$300
$200
$100
$0
12/31/2016
12/30/2017
12/29/2018
12/28/2019
12/26/2020
12/25/2021
Charles River Laboratories International, Inc.
S&P 500
S&P 500 Health Care

	Fiscal Year
	2016	2017	2018	2019	2020	2021
Charles River Laboratories International, Inc.	$100	$144	$147	$199	$330	$485
S&P 500	100	122	116	153	181	233
S&P 500 Health Care	100	122	130	157	178	225
Item 6.    Reserved
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. A discussion of our results of operations for the fiscal year ended December 26, 2020 and a comparison of our results for the fiscal years ended December 26, 2020 and December 28, 2019 was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, filed with the SEC on February 17, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Certain percentage changes may not recalculate due to rounding.
Overview
We are a full service, non-clinical contract research organization (CRO). For 75 years, we have been in the business of providing the research models required in research and development of new drugs, devices, and therapies. Over this time, we have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, which is able to support our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities, including our newly acquired contract development and manufacturing organization (CDMO) business. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
Our client base includes major global biopharmaceutical companies, many biotechnology companies; agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions, and government agencies around the world. We currently operate in over 110 locations and in over 20 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites.
Segment Reporting
Our three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing). Our RMS reportable segment includes the Research Models, Research Model Services, and Research and GMP-Compliant Cells businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services). Research and GMP-Compliant Cells supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. Our DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions) as well as contract development and manufacturing products and services (CDMO); and Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens.
COVID-19
Overview
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic, and its ultimate scope, duration and effects are uncertain. This pandemic has and continues to result in, and any future epidemic or pandemic crises may potentially result in, direct and indirect adverse effects on our industry and customers, which in turn has (with respect to COVID-19) and may (with respect to future epidemics or crises) impact our business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results. Refer to Item 1A, “Risk Factors”, included herein for risk factors reflecting the impact of the COVID-19 pandemic. Giving consideration to each of these risk factors, the following

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
is our current estimate and belief of the impact of the COVID-19 pandemic during fiscal year 2021 and how it may continue to affect us in subsequent periods.
Business continuity
To date, we generally have not experienced significant challenges in implementing our business continuity plans. All of our operating sites remain open and adequately staffed as of the date of this annual report. For certain operations or sites experiencing logistical delays, we have experienced some inefficiencies as it relates to completing work or fulfilling orders; however, we do not believe material expenditures will be required or material resource constraints will occur. Logistical delays include a small number of sites that have experienced reduced operations (including as a result of increased employee absenteeism) or voluntarily closed, as well as delays in transportation activities. We have comprehensive business continuity plans in place for each site globally and are continuously updating these to address the evolving COVID-19 pandemic situation. We have continuously refined our plans as the virus has spread and have encouraged and expressed our expectations that employees work remotely whenever possible. We are adhering to guidelines from government, health, and other regulatory agencies for those employees who need to come into our sites to fulfill their responsibilities. Due to the nature of our business, many employees already work in biosecure environments that require personal protective equipment (PPE) and adhere to other procedures to safely accomplish their daily responsibilities. Accordingly, to date, we believe we have been able to efficiently implement the additional safety precautions.
Supply chain
We are focused on ensuring that we have adequate inventory and supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain. Accordingly, we have and expect to continue to increase inventory and supplies in 2022. We continuously engage with our suppliers to limit any potential disruption to our supply chain. However, notwithstanding generally successful efforts to maintain supply chain continuity, we have experienced increased costs and delays throughout our supply chain during the pandemic.
Financial condition and results of our global operations
We are a global company that operates in over 110 locations and in over 20 countries worldwide. As we perform business across various borders, we are experiencing a continuum of impacts in each location as the COVID-19 pandemic has impacted the global economy in different phases. We are continuing to see demand for products and services across all of our businesses, although as described below within Results of Operations, the impact of the COVID-19 pandemic on the level of demand varies with our different businesses. While there is uncertainty, our clients are still in need of the products and services we provide to biomedical research to advance discovery and develop new therapies for the treatment of disease, including the COVID-19 pandemic. Due to certain restrictions in place at the various sites of our clients and suppliers (including client and supplier site closures), there have been challenges relating to timely receiving and shipping products globally in all businesses. Should these restrictions continue, demand/supply issues may persist and could impact revenue growth, operating income (including operating income margins) and cash flows. We have observed some impact due to constraints from internal site restrictions, remote work, resources, and productivity. However, we believe the impact to us has not been as significant as to companies in many other industries because of the nature of our businesses, the classification of our businesses as essential or critical, as the case may be, and our business continuity plans.
Recoverability and/or impairment of assets
The COVID-19 pandemic did not, and is not expected to, impact the ability to timely account for assets on our balance sheet. There are judgments involved as it relates to reviewing our allowance for credit losses, valuation of inventory, and valuations/recovery of investments. We believe we have the necessary support for estimates derived for these account balances. We have reviewed the collectability and valuation of the assets through the date of financial statement issuance, noting no significant recoverability concerns or any impairments identified. We did not identify any triggering events when reviewing impairment indicators for our goodwill and long-lived assets (tangible and intangible) that would indicate an impairment may exist. Should a prolonged disruption occur where there is a material change from our current expectation of future cash flows, we could experience additional write-offs of client receivables or impairments to certain asset balances due to collectability and valuation issues. Review of impairment indicators and quantifying any impact will continue to be a focus throughout fiscal year 2022.
Internal controls over financial reporting in a remote work environment
Internal controls over financial reporting are a focus for us to ensure they continue to be designed and operating effectively. As of December 25, 2021 and through the issuance of these financial statements, we did not have any material changes to our internal controls over financial reporting. For personnel responsible for internal control activities and working remote, the ability to work effectively enabled us to continue to maintain effective internal control over financial reporting. System and efficiency programs implemented in recent years, as well as those implemented as part of business continuity plans, have enabled us to effectively complete our financial reporting process in a similar way we completed it prior to the COVID-19

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
pandemic despite a largely remote working environment. Although there is uncertainty over the duration of the COVID-19 pandemic disruption, we do not anticipate any adverse impact to relevant systems or to the operating effectiveness of internal controls over financial reporting.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. We continue to make strategic acquisitions designed to expand our portfolio of products and services to support the drug discovery and development continuum. Our recent acquisitions are described below.
On June 28, 2021, we acquired Vigene Biosciences, Inc. (Vigene), a gene therapy contract development and manufacturing organization (CDMO), providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The preliminary purchase price of Vigene was $323.9 million, net of $2.7 million in cash, and includes $34.5 million of contingent consideration (maximum contingent payments of up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our Manufacturing reportable segment.
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
On March 29, 2021, we acquired Cognate BioServices, Inc. (Cognate), a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate establishes us as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The preliminary purchase price of Cognate was $879.0 million, net of $70.5 million in cash, subject to certain post-closing adjustments and includes $15.7 million of consideration for an approximate 2% ownership interest not acquired. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility and recently issued Senior Notes. This business is reported as part of our Manufacturing reportable segment.
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
On December 31, 2020, we acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands our capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by us during prior fiscal years, and $14.0 million of contingent consideration (the maximum contingent contractual payments are up to $21.0 million). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Recent Divestitures
On October 12, 2021, we completed two separate divestitures. We sold our RMS Japan operations to The Jackson Laboratory for a preliminary purchase price of $73.5 million, which included $8.2 million in cash, $3.6 million pension over funding, and certain post-closing adjustments. We also sold our gene therapy CDMO site in Sweden to a private investor group for a preliminary purchase price of $59.6 million, net of $0.2 million in cash and certain post-closing adjustments. Included in the purchase price are contingent payments fair valued at $15.3 million, (the maximum contingent contractual payments are up to $25.0 million based on future performance), as well as a purchase obligation of approximately $10 million between the parties.
Fiscal Quarters
Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end, which will occur in fiscal year 2022.
Business Trends
The COVID-19 pandemic continued in 2021, but the global economy endured the challenges of the pandemic and recovered, as did biopharmaceutical research activity. Our ability to continue to deliver our leading suite of research and non-clinical development solutions has endeavored our clients to increasingly choose to partner with us for our flexible and efficient outsourcing solutions, broad scientific capabilities, and global scale, as well as our resilience throughout the pandemic. Most of our businesses rebounded from the impact of the COVID-19 pandemic by early 2021, subsequently resulting in unprecedented client demand throughout the year. The strength of the demand environment was further reinforced by strong biotech funding and continued scientific innovation, resulting in robust revenue growth across all three of our reportable segments in fiscal year 2021.
Many of our pharmaceutical and biotechnology clients intensified their use of strategic outsourcing during 2021 to move their early-stage research programs forward in an efficient and cost-effective manner. Small and mid-size biotechnology clients continued to be the primary driver of revenue growth as these clients benefited from the sustained strength of the biotechnology funding environment in fiscal year 2021, from capital markets, partnering with large biopharmaceutical companies, and investment by venture capital, as well as the enhanced global focus on scientific innovation and emphasized greater investment in their preclinical pipelines. Many of our large biopharmaceutical clients have continued to increase investments in their drug discovery and early-stage development efforts and have strengthened their relationships with both CROs, like us, and biotechnology companies to assist them in bringing new drugs to market. Clients continue to seek to outsource larger portions of their early-stage drug research programs to us, which is leading to new business opportunities as clients adopt more flexible and efficient research and development models.
Our DSA reportable segment continued to benefit from these trends in fiscal year 2021. Robust Safety Assessment revenue growth was primarily driven by unprecedented client demand and increased pricing, which was supported by record backlog levels. We believe the acquisitions of Citoxlab (2019), MPI Research (2018), and WIL Research (2016) have solidified our scientific capabilities and global scale, and the breadth and depth of our scientific expertise, quality, and responsiveness remain key criteria when our clients make the decision to outsource to us. As biotechnology funding remains robust and our clients continue to pursue their goal of more efficient and effective drug research to bring innovative new therapies to market, they are evaluating outsourcing more of their research programs, such as discovery services. We continued to enhance our Discovery Services capabilities to provide clients with a comprehensive portfolio that enables them to start working with us at the earliest stages of the discovery process. We have accomplished this through acquisitions, including Retrogenix and Distributed Bio in fiscal year 2021, Citoxlab’s discovery services, KWS BioTest in 2018 and Brains On-Line in 2017, and through adding cutting-edge capabilities to our discovery toolkit through partnerships, such as BitBio, Cypre, Fios Genomics, and most recently, discovery artificial intelligence (AI) partners Valence Discovery and Valo. In fiscal year 2021, demand in our Discovery Services business also increased significantly, as our efforts to enhance our scientific capabilities, provide clients with flexible partnering models, and become a trusted scientific partner for our clients’ early-stage programs have been successful.
Overall, demand for our products and services that support our clients’ manufacturing activities intensified in fiscal year 2021. Demand for our Microbial Solutions significantly rebounded in fiscal year 2021 from last year’s COVID-19 restrictions that limited access to certain client sites, and the business completed the delayed instrument installations. Demand for our Biologics Solutions business continued to meaningfully accelerate driven by our analytical testing services to address the rapidly growing proportion of biologic drugs in the pipeline and on the market, including cell and gene therapies and COVID-19 therapeutics. In 2021, we continued to enhance our Biologics Solutions portfolio with the acquisitions of Cognate (March 2021) and Vigene (June 2021) to expand our scientific capabilities into the cell and gene therapy CDMO sector. We believe these businesses enable Charles River to be a premier scientific partner for development, testing, and manufacturing of advanced drug modalities and further enhance our presence in the high-growth cell and gene therapy sector.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Demand for our Research Models and Services returned to pre-pandemic levels as clients returned to their research sites and resumed their biomedical research efforts in earnest, which drove robust revenue growth in fiscal year 2021. This was particularly true in China, as the resurgence in demand outpaced North America and Europe due in part to an expanded product offering and ongoing efforts to enhance the geographic reach in China. Demand for research model services continued to perform very well, particularly for our IS and GEMS businesses. We are confident that research models and services will remain essential tools for our clients’ drug discovery and early-stage development efforts. In 2020, we enhanced the RMS business’ growth profile and portfolio of critical research tools that we are able to supply through the acquisitions of HemaCare and Cellero, premier providers of human-derived cellular products used in cell therapies. While the performance of these cell supply businesses continued to be impacted by COVID-19-related disruptions to donor availability in fiscal year 2021, we believe that we are taking the necessary actions to enable these businesses to achieve their full growth potential and capitalize on the robust, underlying demand from cell therapy developers and manufacturers in the near future.
Overview of Results of Operations and Liquidity
Revenue for fiscal year 2021 was $3.5 billion compared to $2.9 billion in fiscal year 2020. The 2021 increase as compared to the corresponding period in 2020 was $616.3 million, or 21.1%, and was primarily due to the increased demand across all of our reporting segments, principally within DSA and the impact of RMS recovering from the effects of the COVID-19 pandemic in the prior period, as discussed in the above “Business Trends” section, as well as the recent acquisitions, principally within our Manufacturing reporting segment; and by the positive effect of changes in foreign currency exchange rates when compared to the corresponding period in 2020.
In fiscal year 2021, our operating income and operating income margin were $589.9 million and 16.7%, respectively, compared with $432.7 million and 14.8%, respectively, in fiscal year 2020. The increases in operating income and operating income margin were primarily due to the contribution of higher revenue described above and the recovery from the effects from the COVID-19 pandemic compared to the corresponding period in 2020.
Net income attributable to common shareholders increased to $391.0 million in fiscal year 2021, from $364.3 million in the corresponding period of 2020. The increase in net income attributable to common shareholders of $26.7 million was primarily due to the increase in operating income described above, partially offset by venture capital investment losses in fiscal year 2021 as compared to gains incurred for the corresponding period in 2020.
During fiscal year 2021, our cash flows from operations was $760.8 million compared with $546.6 million for fiscal year 2020. The increase was driven by higher net income and improvements from our working capital initiatives, including the timing of vendor and supplier payments and collections of net contract balances from contracts with customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits) compared to the same period in 2020.
During fiscal year 2021, we issued $1 billion of debt split between $500 million of 3.75% Senior Notes due in 2029 (2029 Senior Notes), and $500 million of 4.00% Senior Notes due in 2031 (2031 Senior Notes), in an unregistered offering. Interest on the 2029 and 2031 Senior Notes is payable semi-annually on March 15 and September 15. Proceeds from the 2029 and 2031 Senior Notes were used as follows: prepay the $500 million 2026 Senior Notes, $21 million of debt extinguishment costs, and $13 million of accrued interest; prepay the $146.9 million remaining term loan; pay down $135 million of the revolving facility; and pay for a portion of the Cognate acquisition. Additionally, in April, 2021, we amended and restated our Credit Facility by extending the maturity date to April 2026 and increasing the amount of our multi-currency revolving facility from $2.05 billion to $3.0 billion.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Depending on which better depicts the transfer of value to the customer, we generally measure our progress using either cost-to-cost (input method) or right-to-invoice (output method). We use the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as we incur costs on our contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right-to-invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on discrete service or time-based increments, such as samples tested or labor hours incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of our performance to date. During fiscal year 2021, $2.1 billion, or approximately 60%, of our total revenue recognized ($3.5 billion) is DSA service revenue transferred over time.
Income Taxes
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
future taxable income, and the effects of tax planning strategies. Our valuation allowance was $315.6 million as of December 25, 2021. In the event actual results differ from our estimates, we will adjust our estimates in future periods and may establish additional allowances or reversals as necessary.
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
Goodwill and Intangible Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.
In our recent acquisitions, customer relationship intangible assets (also referred to as client relationships) have been the most significant identifiable assets acquired. To determine the fair value of the acquired client relationships, we utilized the multiple period excess earnings model (a commonly accepted valuation technique), which includes the following key assumptions: projections of cash flows from the acquired entities, which included future revenue growth rates, operating income margins, and customer attrition rates; as well as discount rates based on an analysis of the acquired entities’ weighted average cost of capital. The value of client relationships acquired were $257.2 million for Cognate, $87.5 million for Vigene, $17.3 million for Retrogenix and $16.1 million for Distributed Bio in fiscal year 2021. Client relationships acquired for fiscal year 2020 were valued at $170.4 million for HemaCare and $14.7 million for Cellero.
We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No impairments were recognized during fiscal years 2021 and 2020.
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
We perform the quantitative impairment test where we compare the fair value of our reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then we would record an impairment loss equal to the difference. In fiscal years 2021 and 2020 we performed the quantitative goodwill impairment test for our reporting units. Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information about our company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Under the income approach, we determined fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Our 2021 and 2020 impairment tests indicated that goodwill was not impaired.
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
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, net of any sublease income, if applicable, and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. We may also estimate fair value based on market prices for similar assets, as appropriate. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets. No impairments were recognized during fiscal years 2021 and 2020.
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
The Charles River Laboratories, Inc. Pension Plan (U.S. Pension Plan) was a qualified, non-contributory defined benefit plan covering certain U.S. employees. The U.S. Pension Plan was amended in 2002 to exclude new participants and in 2008 the accrual of benefits was frozen. In January 2019, we commenced the process to terminate this plan and received regulatory approval in April 2020. In October 2020, we settled all remaining benefits directly with vested participants through either lump sum payouts or the purchase of a group annuity contract from a qualified insurance company to administer all future payments. Prior to the settlement, the U.S. Pension Plan was underfunded with a benefit obligation of approximately $94 million and plan assets of approximately $93 million. In the fourth quarter of fiscal year 2020, we made a contribution of approximately $1 million to fully fund this plan to cover the lump sum payments, purchase the group annuity contract, and settle remaining termination costs. Upon settlement of the pension liability, we recognized a non-cash settlement charge of approximately $10 million related to pension losses, reclassified from accumulated other comprehensive loss to other expense in the consolidated statement of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Fiscal Year 2021 Compared to Fiscal Year 2020
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Fiscal Year
	2021	2020	$ change	% change
	(in millions, except percentages)
Service revenue	$2,755.6	$2,296.1	$459.5	20.0%
Product revenue	784.6	627.8	156.8	25.0%
Total revenue	$3,540.2	$2,923.9	$616.3	21.1%

	Fiscal Year
	2021	2020	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$690.5	$571.1	$119.4	20.9%	2.2%
DSA	2,107.2	1,837.4	269.8	14.7%	1.4%
Manufacturing	742.5	515.4	227.1	44.1%	2.2%
Total revenue	$3,540.2	$2,923.9	$616.3	21.1%	1.8%
The following table presents operating income by reportable segment:

	Fiscal Year
	2021	2020	$ change	% change
	(in millions, except percentages)
RMS	$166.8	$102.7	$64.1	62.4%
DSA	407.0	325.9	81.1	24.9%
Manufacturing	246.4	181.5	64.9	35.8%
Unallocated corporate	(230.3)	(177.4)	(52.9)	29.8%
Total operating income	$589.9	$432.7	$157.2	36.3%
Operating income % of revenue	16.7%	14.8%		190 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Fiscal Year
	2021	2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$690.5	$571.1	$119.4	20.9%	2.2%
Cost of revenue (excluding amortization of intangible assets)	414.1	368.9	45.2	12.2%
Selling, general and administrative	93.3	84.0	9.3	10.9%
Amortization of intangible assets	16.3	15.5	0.8	5.4%
Operating income	$166.8	$102.7	$64.1	62.4%
Operating income % of revenue	24.2%	18.0%		620 bps
RMS revenue increased $119.4 million due primarily to higher research model product revenue across all geographies, most notably North America and China, as we recovered from the impact of the COVID-19 pandemic compared to fiscal year 2020 when many of our academic clients experienced closures; higher research model services revenue, which includes our GEMS, Insourcing Solutions and RADS businesses; the acquisition of Cellero, which contributed $5.7 million to product revenue for the partial year prior to the acquisition’s anniversary date; and the effect of changes in foreign currency exchange rates; partially offset by the divestiture of RMS Japan, which decreased revenue by $10.5 million.
RMS operating income increased $64.1 million compared to fiscal year 2020. RMS operating income as a percentage of revenue for fiscal year 2021 was 24.2%, an increase of 620 bps from 18.0% for fiscal year 2020. Operating income and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as we recovered from the effects of the COVID-19 pandemic.
DSA

	Fiscal Year
	2021	2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$2,107.2	$1,837.4	$269.8	14.7%	1.4%
Cost of revenue (excluding amortization of intangible assets)	1,422.8	1,245.2	177.6	14.3%
Selling, general and administrative	192.1	178.6	13.5	7.6%
Amortization of intangible assets	85.3	87.7	(2.4)	(2.7)%
Operating income	$407.0	$325.9	$81.1	24.9%
Operating income % of revenue	19.3%	17.7%		160 bps
DSA revenue increased $269.8 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology and global biopharmaceutical clients; increased pricing of services; the acquisitions of Retrogenix and Distributed Bio, which collectively contributed $18.3 million to Discovery Services revenue; and the effect of changes in foreign currency exchange rates. DSA revenue was not significantly impacted by the COVID-19 pandemic during fiscal years 2021 and 2020.
DSA operating income increased $81.1 million compared to fiscal year 2020. DSA operating income as a percentage of revenue for fiscal year 2021 was 19.3%, an increase of 160 bps from 17.7% for fiscal year 2020. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as well as adjustments to contingent consideration arrangements related to certain acquisitions, which are recorded within selling, general, and administrative costs, partially offset by the impact of foreign currency. These increases in operating income and operating income as a percentage of revenue were also attributable to decreased costs in both cost of revenue and selling, general, and administrative expenses related to certain 2020 site closures, which resulted in lower severance costs, site consolidation costs, and asset impairments during fiscal year 2021 compared to fiscal year 2020.
Manufacturing

	Fiscal Year
	2021	2020	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$742.5	$515.4	$227.1	44.1%	2.2%
Cost of revenue (excluding amortization of intangible assets)	368.2	236.2	132.0	55.8%
Selling, general and administrative	104.6	88.9	15.7	17.7%
Amortization of intangible assets	23.3	8.8	14.5	166.1%
Operating income	$246.4	$181.5	$64.9	35.8%
Operating income % of revenue	33.2%	35.2%		(200) bps
Manufacturing revenue increased $227.1 million due primarily to our Biologics Solutions business, which included the CDMO business acquisitions of Cognate and Vigene, which collectively contributed $109.9 million, and higher service revenue within our Biologics Testing Solutions business; increased demand for endotoxin products in our Microbial Solutions business as we completed the delayed instrument installations from last year’s COVID-19 restrictions that limited access to certain client sites; and the effect of changes in foreign currency exchange rates.
Manufacturing operating income increased $64.9 million compared to fiscal year 2020. The increase in operating income was due primarily to the contribution of higher revenue in our Biologics business in fiscal year 2021 compared to fiscal year 2020. Manufacturing operating income as a percentage of revenue for fiscal year 2021 was 33.2%, a decrease of (200) bps from 35.2% for fiscal year 2020. The decrease in operating income as a percentage of revenue was due to the acquisitions of Cognate and Vigene, principally due to the higher amortization of intangible assets and higher operating costs associated with the acquisitions, as well as higher operating costs in our Microbial Solutions business during fiscal year 2021 compared to fiscal year 2020; partially offset by adjustments to contingent consideration arrangements related to certain acquisitions, which are recorded within selling, general, and administrative costs during fiscal year 2021 compared to fiscal year 2020.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Fiscal Year
	2021	2020	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$230.3	$177.4	$52.9	29.8%
Unallocated corporate % of revenue	6.5%	6.1%		40 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $52.9 million, or 29.8%, compared to fiscal year 2020 is primarily related to an increase in compensation, benefits, and other employee-related expenses, and increased costs associated with the evaluation and integration of our recent acquisition activity. Costs as a percentage of revenue for fiscal year 2021 was 6.5%, an increase of 40 bps from 6.1% for fiscal year 2020.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.7 million and $0.8 million for fiscal years 2021 and 2020, respectively.
Interest Expense
Interest expense for fiscal year 2021 was $73.9 million, a decrease of $12.5 million, or 14.5%, compared to $86.4 million for fiscal year 2020. The decrease was due primarily to foreign currency gains recognized in connection with debt-related foreign exchange forward contracts in fiscal year 2021 as compared to foreign currency losses recognized in fiscal year 2020, partially offset by $26 million of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in fiscal year 2021.
Other (Expense) Income, Net
Other expense, net, was $35.9 million for fiscal year 2021, a decrease of $135.9 million compared to other income, net of $100.0 million for fiscal year 2020. The decrease was due primarily to venture capital and strategic equity investment losses of $30.4 million in fiscal year 2021 as compared to gains of $100.9 million incurred in fiscal year 2020, and foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in fiscal year 2021 as compared to foreign currency gains recognized in fiscal year 2020; partially offset by a gain on the divestiture of our RMS Japan business of $22.7 million during the three months ended December 25, 2021, and the $10.3 million settlement loss for the termination of the U.S. Pension Plan in fiscal year 2020.
Income Taxes
Income tax expense for fiscal year 2021 was $81.9 million, an increase of $0.1 million compared to $81.8 million for fiscal year 2020. Our effective tax rate was 17.0% for fiscal year 2021 compared to 18.3% for fiscal year 2020. The decrease in our effective tax rate in fiscal year 2021 compared to fiscal year 2020 was primarily due to higher tax benefits from stock-based compensation deductions and a non-taxable gain on divestiture; partially offset by the impact of enacted tax rate changes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Liquidity and Capital Resources
We currently require cash to fund our working capital needs, capital expansion, acquisitions, and to pay our debt, lease, venture capital investment, and pension obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future. Our liquidity and capital resources have not been materially impacted by the COVID-19 pandemic.
The following table presents our cash, cash equivalents and short-term investments:

	December 25, 2021	December 26, 2020
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$28.2	$11.8
Held in non-U.S. entities	213.0	216.6
Total cash and cash equivalents	241.2	228.4
Short-term investments:
Held in non-U.S. entities	1.1	1.0
Total cash, cash equivalents and short-term investments	$242.3	$229.4
Borrowings
During March 2021, we fully repaid our term loan and subsequently amended and restated our Credit Facility creating a $3.0 billion multi-currency revolving facility (increasing the capacity from $2.05 billion), which extends the maturity date to April 2026 (previously March 2023) with no required scheduled payment before that date. We also have certain indentures that allow for senior notes offerings:
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
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	December 25, 2021	December 26, 2020
	(in millions)
Term loans	$—	$146.9
Revolving facility	1,161.4	814.8
5.5% Senior Notes due 2026	—	500.0
4.25% Senior Notes due 2028	500.0	500.0
3.75% Senior Notes due 2029	500.0	—
4.0% Senior Notes due 2031	500.0	—
Total	$2,661.4	$1,961.7
The interest rates applicable to the Credit Facility are equal to (A) for revolving loans denominated in U.S. dollars, at our option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%) or the adjusted LIBOR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon our leverage ratio.
We entered into foreign exchange forward contracts during fiscal years 2021 and 2020 to limit our foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under the Credit Facility.
Our off-balance sheet commitments related to our outstanding letters of credit as of December 25, 2021 were $17.7 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Repurchases of Common Stock
During fiscal year 2021, we did not repurchase any shares under our authorized $1.3 billion stock repurchase program. As of December 25, 2021, we had $129.1 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During fiscal year 2021, we acquired 0.1 million shares for $40.7 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Fiscal Year
	2021	2020
	(in millions)
Net income	$398.8	$365.3
Adjustments to reconcile net income to net cash provided by operating activities	319.0	207.5
Changes in assets and liabilities	43.0	(26.2)
Net cash provided by operating activities	$760.8	$546.6
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For fiscal year 2021, compared to fiscal year 2020, the increase in net cash provided by operating activities was driven by higher net income and improvements from our working capital initiatives, including the timing of vendor and supplier payments and collections of net contract balances from contracts with customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits) compared to the same period in 2020.
The following table presents our net cash used in investing activities:

	Fiscal Year
	2021	2020
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(1,293.1)	$(418.6)
Capital expenditures	(228.8)	(166.6)
Proceeds from sale of businesses, net	122.7	—
Investments, net	(39.0)	(15.3)
Other, net	0.3	(1.0)
Net cash used in investing activities	$(1,437.9)	$(601.5)
The primary use of cash used in investing activities in fiscal year 2021 related to the acquisitions of Cognate, Vigene, Distributed Bio, Retrogenix, and certain assets from a distributor, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments; partially offset by the proceeds from the recent divestitures of RMS Japan and CDMO Sweden. The primary use of cash used in investing activities in fiscal year 2020 related to the acquisitions of HemaCare and Cellero, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our net cash provided by financing activities:

	Fiscal Year
	2021	2020
	(in millions)
Proceeds from long-term debt and revolving credit facility	$6,951.1	$2,231.0
Payments on long-term debt, revolving credit facility, and finance lease obligations	(6,242.9)	(2,200.4)
Proceeds from exercises of stock options	45.7	46.6
Payment of debt extinguishment and financing costs	(38.3)	—
Purchase of treasury stock	(40.7)	(24.0)
Other, net	(2.3)	(6.0)
Net cash provided by financing activities	$672.6	$47.2
For fiscal year 2021, net cash provided by financing activities reflected the net proceeds of $708.2 million on our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are the following amounts:
•Payments of approximately $147 million on our term loan;
•Proceeds of $1.0 billion from the issuance of the 2029 and 2031 Senior Notes, which were used to prepay our $500 million 2026 Senior Notes;
•Borrowings under our Credit Facility of $1.3 billion, which were used primarily for the acquisitions of Cognate, Vigene, Distributed Bio, Retrogenix and certain assets from a distributor;
•Net payments of $710 million made to our Credit Facility throughout fiscal year 2021;
•Gross proceeds and payments of approximately $1.5 billion, but having a net impact of zero, were incurred as part of amending and restating our Credit Facility;
•Gross proceeds and payments of approximately $3.0 billion in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $45.7 million, partially offset by treasury stock purchases of $40.7 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements. Additionally we paid $21 million of debt extinguishment costs associated with the 2026 Senior Notes repayment and $17 million of debt financing costs associated with the 2029 and 2031 Senior Notes issuances and amending and restating the Credit Agreement.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Off-Balance Sheet and Other Arrangements
We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance, and other operating expenses. As of December 25, 2021, we had $449.9 million of operating leases inclusive of future minimum rental commitments under non-cancellable operating leases, net of income from subleases as well as $35.2 million of financing leases.
In addition to the obligations on the balance sheet at December 25, 2021, we entered into unconditional purchase obligations in the ordinary course of business. Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 25, 2021, we had approximately $260 million of unconditional purchase obligations, the majority of which are expected to be settled during 2022.
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of December 25, 2021 was $165.3 million, of which we funded $113.3 million through December 25, 2021. Refer to Note 6, “Venture Capital and Strategic Equity Investments,” to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details.
In connection with certain business and asset acquisitions, we agreed to make additional payments based upon the achievement of certain financial targets and other milestones in connection with the respective acquisition. As of December 25, 2021 we had approximately $126 million of gross contingent payments, of which $53 million are expected to be paid.
We have certain federal and state income tax liabilities of $48.8 million relating to the one-time Transition Tax on unrepatriated earnings under the 2017 Tax Act. The Transition Tax will be paid, interest free, over an eight-year period through 2026.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 25, 2021, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $11.6 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, and Canadian Dollar. During fiscal year 2021, the most significant drivers of foreign currency translation adjustment the Company recorded as part of other comprehensive income (loss) were the Japanese Yen, British Pound, Euro, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For fiscal year 2021, our revenue would have decreased by $122.1 million and our operating income would have decreased by $5.3 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During fiscal years 2021 and 2020 we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 14, “Foreign Currency Contracts,” to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details regarding these types of forward contracts.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 8.    Financial Statements and Supplementary Data

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Charles River Laboratories International, Inc. and its subsidiaries (the “Company”) as of December 25, 2021 and December 26, 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 25, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Cognate BioServices, Inc. (Cognate) and Vigene Biosciences, Inc. (Vigene) from its assessment of internal control over financial reporting as of December 25, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Cognate and Vigene from our audit of internal control over financial reporting. Cognate and Vigene are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 2.5% and 3.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2021.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Acquisitions of Cognate BioServices, Inc. and Vigene Biosciences, Inc. – Valuation of Customer Relationship Intangible Assets
As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisitions of Cognate BioServices, Inc. (Cognate) and Vigene Biosciences, Inc. (Vigene) in 2021. The preliminary purchase price allocation for Cognate and Vigene included customer relationship intangible assets (also referred to as client relationships) of $257.2 million and $87.5 million, respectively. The determination of the fair value of the intangible assets requires the use of significant judgment using management’s best estimates of inputs and assumptions that a market participant would use. Significant judgments include (i) the fair value; and (ii) the period and the method by which the intangible assets will be amortized. To determine the fair value of the acquired client relationships, management utilized the multiple period excess earnings model (a commonly accepted valuation technique), which relies on the following key assumptions: projections of cash flows from the acquired entities, which includes future revenue growth rates, operating income margins, and customer attrition rates, as well as the discount rates based on an analysis of the acquired entities’ weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to the acquisition of Cognate and Vigene - valuation of acquired customer relationship intangible assets is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the customer relationship intangible assets acquired due to the significant amount of judgment by management when developing the estimate, (ii) the significant audit effort in evaluating the significant assumptions related to the future revenue growth rates, operating income margins, customer attrition rates, and discount rates related to the Cognate customer relationship intangible assets and the future revenue growth rate, operating income margin, and discount rate related to the Vigene customer relationship intangible asset and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of acquired customer relationship intangible assets and development of key assumptions related to future revenue growth rates, operating income margins, customer attrition rates, and discount rates related to the Cognate customer relationship intangible assets and the future revenue growth rate, operating income margin, and discount rate related to the Vigene customer relationship intangible asset. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of customer relationship intangible assets. Testing management’s process included evaluating the appropriateness of the valuation model, testing the completeness and accuracy of data provided by management, and evaluating reasonableness of significant assumptions related to the estimated future revenue growth rates, operating income margins, customer attrition rates, and discount rates related to Cognate and estimated future revenue growth rate, operating income margin, and discount rate related to Vigene. Evaluating the reasonableness of the estimated future revenue growth rates, operating income margins, customer attrition rates, and discount rates assumptions involved considering their consistency with data from external sources, past performance of the acquired businesses, and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation model and management’s significant assumptions related to customer attrition and discount rates.
Discovery and Safety Assessment Revenue Recognized Over Time
As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized revenue of $2,107.2 million in its Discovery and Safety Assessment (DSA) segment in 2021, of which $2,103.4 million was recognized over time as services are delivered to the customer based on the extent of progress towards completion of the performance obligation using either the cost-to-cost (input method) or right to invoice (output method) measures of progress. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Management uses the cost-to-cost measure of progress when it best depicts the transfer of value to the customer, which occurs

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
as the Company incurs costs on its contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right-to-invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on discrete service or time-based increments, such as samples tested or labor hours incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of the Company’s performance to date.
The principal considerations for our determination that performing procedures relating to DSA revenue recognized over time is a critical audit matter are the high degree of auditor subjectivity and effort in performing procedures and in evaluating audit evidence related to the extent of progress towards completion, actual costs incurred, and management’s assumptions used in determining the total estimated costs at completion related to labor hours, allocation of overhead costs, research model costs, and subcontractor costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to DSA revenue recognized over time, including controls over the extent of progress towards completion, actual costs incurred and determination of total estimated costs at completion, review of agreements, review of budget versus actual costs incurred and review of revenue recognition. These procedures also included, among others, (i) reading agreements and reports describing the results of services provided for a sample of service contracts, (ii) evaluating and testing management’s process for determining the amount of revenue recognized for a sample of service contracts, which included evaluating the reasonableness of the estimates of costs and management’s assumptions related to labor hours, allocation of overhead costs, research model costs, and subcontractor costs through a comparison of actual current year project costs to historical management cost estimates for completed service contracts, and (iii) testing actual costs incurred for a sample of in-process service contracts by examining evidence of costs incurred.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 16, 2022

We have served as the Company’s auditor since 1999.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2021	2020	2019
Service revenue	$2,755,579	$2,296,156	$2,029,371
Product revenue	784,581	627,777	591,855
Total revenue	3,540,160	2,923,933	2,621,226
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	1,837,487	1,533,230	1,371,699
Cost of products sold (excluding amortization of intangible assets)	368,035	317,162	291,216
Selling, general and administrative	619,919	528,935	517,622
Amortization of intangible assets	124,857	111,877	89,538
Operating income	589,862	432,729	351,151
Other income (expense):
Interest income	652	834	1,522
Interest expense	(73,910)	(86,433)	(60,882)
Other (expense) income, net	(35,894)	99,984	12,293
Income before income taxes	480,710	447,114	304,084
Provision for income taxes	81,873	81,808	50,023
Net income	398,837	365,306	254,061
Less: Net income attributable to noncontrolling interests	7,855	1,002	2,042
Net income attributable to common shareholders	$390,982	$364,304	$252,019

Earnings per common share
Net income attributable to common shareholders:
Basic	$7.77	$7.35	$5.17
Diluted	$7.60	$7.20	$5.07

Weighted-average number of common shares outstanding:
Basic	50,293	49,550	48,730
Diluted	51,425	50,611	49,693

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2021	2020	2019
Net income	$398,837	$365,306	$254,061
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(29,493)	22,345	14,224
Pension and other post-retirement benefit plans (Note 12):
Prior service cost and (losses) gains arising during the period	(1,193)	15,747	(25,165)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	1,678	17,861	1,772
Comprehensive income, before income taxes	369,829	421,259	244,892
Less: Income tax (benefit) expense related to items of other comprehensive income (Note 10)	(3,965)	15,372	(3,633)
Comprehensive income, net of income taxes	373,794	405,887	248,525
Less: Comprehensive income related to noncontrolling interests, net of income taxes	8,678	2,438	1,822
Comprehensive income attributable to common shareholders, net of income taxes	$365,116	$403,449	$246,703

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$241,214	$228,424
Trade receivables and contract assets, net of allowances for credit losses of $7,180 and $6,702, respectively	642,881	617,740
Inventories	199,146	185,695
Prepaid assets	93,543	96,712
Other current assets	97,311	72,560
Total current assets	1,274,095	1,201,131
Property, plant and equipment, net	1,291,068	1,124,358
Operating lease right-of-use assets, net	292,941	178,220
Goodwill	2,711,881	1,809,168
Client relationships, net	981,398	721,505
Other intangible assets, net	79,794	66,094
Deferred tax assets	40,226	37,729
Other assets	352,889	352,626
Total assets	$7,024,292	$5,490,831
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$2,795	$50,214
Accounts payable	198,130	122,475
Accrued compensation	246,119	206,823
Deferred revenue	219,703	207,942
Accrued liabilities	228,797	149,820
Other current liabilities	137,641	102,477
Total current liabilities	1,033,185	839,751
Long-term debt, net and finance leases	2,663,564	1,929,571
Operating lease right-of-use liabilities	252,972	155,595
Deferred tax liabilities	239,720	217,031
Other long-term liabilities	242,859	205,215
Total liabilities	4,432,300	3,347,163
Commitments and contingencies (Notes 2, 9, 11, 12, 16 and 17)
Redeemable noncontrolling interests	53,010	25,499
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 50,480 shares issued and outstanding as of December 25, 2021 and 49,767 shares issued and outstanding as of December 26, 2020	505	498
Additional paid-in capital	1,718,304	1,627,564
Retained earnings	980,751	625,414
Treasury stock, at cost, 0 shares as of December 25, 2021 and December 26, 2020	—	—
Accumulated other comprehensive loss	(164,740)	(138,874)
Total equity attributable to common shareholders	2,534,820	2,114,602
Noncontrolling interest	4,162	3,567
Total equity	2,538,982	2,118,169
Total liabilities, redeemable noncontrolling interests and equity	$7,024,292	$5,490,831
See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2021	2020	2019
Cash flows relating to operating activities
Net income	$398,837	$365,306	$254,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,540	234,924	198,095
Stock-based compensation	71,474	56,341	57,271
Loss on debt extinguishment and other financing costs	29,964	3,661	4,943
Deferred income taxes	(24,006)	(133)	(21,895)
Loss (gain) on venture capital and strategic equity investments, net	30,420	(100,861)	(20,706)
Gain on sale of businesses	(25,026)	—	—
Contingent consideration	(34,303)	(468)	—
Other, net	4,957	14,080	2,988
Changes in assets and liabilities:
Trade receivables and contract assets, net	(26,633)	(85,627)	(8,323)
Inventories	(25,159)	(18,379)	(21,399)
Accounts payable	44,901	748	29,775
Accrued compensation	44,304	40,481	3,394
Deferred revenue	(13,402)	28,647	(3,620)
Customer contract deposits	16,925	8,955	(10,898)
Other assets and liabilities, net	2,006	(1,100)	17,250
Net cash provided by operating activities	760,799	546,575	480,936
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(1,293,095)	(418,628)	(515,701)
Capital expenditures	(228,772)	(166,560)	(140,514)
Purchases of investments and contributions to venture capital investments	(45,555)	(26,692)	(22,341)
Proceeds from sale of businesses, net	122,694	—	—
Proceeds from sale of investments	6,532	11,401	942
Other, net	264	(1,065)	(3,888)
Net cash used in investing activities	(1,437,932)	(601,544)	(681,502)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	6,951,113	2,230,988	3,358,461
Proceeds from exercises of stock options	45,652	46,586	34,546
Payments on long-term debt, revolving credit facility, and finance lease obligations	(6,242,877)	(2,200,400)	(3,124,588)
Payment of debt extinguishment and financing costs	(38,255)	—	(6,593)
Purchase of treasury stock	(40,707)	(23,979)	(18,087)
Other, net	(2,328)	(5,947)	(11,802)
Net cash provided by financing activities	672,598	47,248	231,937
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	17,730	794	11,357
Net change in cash, cash equivalents, and restricted cash	13,195	(6,927)	42,728
Cash, cash equivalents, and restricted cash, beginning of period	233,119	240,046	197,318
Cash, cash equivalents, and restricted cash, end of period	$246,314	$233,119	$240,046

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Fiscal Year
	2021	2020	2019
Supplemental cash flow information:
Cash and cash equivalents	$241,214	$228,424	$238,014
Restricted cash included in Other current assets	4,023	3,074	431
Restricted cash included in Other assets	1,077	1,621	1,601
Cash, cash equivalents, and restricted cash, end of period	$246,314	$233,119	$240,046

Cash paid for income taxes	$75,441	$60,059	$54,060
Cash paid for interest	$70,775	$72,461	$67,813
Non-cash investing and financing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$72,043	$25,614	$21,447
Assets acquired under finance leases	$1,567	$1,571	$4,819

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 29, 2018	48,210	$482	$1,447,512	$42,096	$(172,703)	1	$(55)	$1,317,332	$2,446	$1,319,778
Net income	—	—	—	252,019	—	—	—	252,019	2,084	254,103
Other comprehensive loss	—	—	—	—	(5,316)	—	—	(5,316)	—	(5,316)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,286)	(1,286)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,451)	—	—	—	—	(1,451)	—	(1,451)
Purchase of additional equity interest in and modification of Vital River redeemable noncontrolling interest	—	—	(1,870)	—	—	—	—	(1,870)	—	(1,870)
Issuance of stock under employee compensation plans	866	8	34,678	—	—	—	—	34,686	—	34,686
Acquisition of treasury shares	—	—	—	—	—	139	(18,087)	(18,087)	—	(18,087)
Retirement of treasury shares	(140)	(1)	(4,355)	(13,786)	—	(140)	18,142	—	—	—
Stock-based compensation	—	—	57,271	—	—	—	—	57,271	—	57,271
December 28, 2019	48,936	489	1,531,785	280,329	(178,019)	—	—	1,634,584	3,244	1,637,828
Net income	—	—	—	364,304	—	—	—	364,304	1,852	366,156
Other comprehensive income	—	—	—	—	39,145	—	—	39,145	—	39,145
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,529)	(1,529)
Purchase of a 10% redeemable noncontrolling interest and recognition of related contingent consideration	—	—	(2,379)	—	—	—	—	(2,379)	—	(2,379)
Issuance of stock under employee compensation plans	977	10	46,576	—	—	—	—	46,586	—	46,586
Acquisition of treasury shares	—	—	—	—	—	146	(23,979)	(23,979)	—	(23,979)
Retirement of treasury shares	(146)	(1)	(4,759)	(19,219)	—	(146)	23,979	—	—	—
Stock-based compensation	—	—	56,341	—	—	—	—	56,341	—	56,341
December 26, 2020	49,767	498	1,627,564	625,414	(138,874)	—	—	2,114,602	3,567	2,118,169
Net income	—	—	—	390,982	—	—	—	390,982	2,480	393,462
Other comprehensive loss	—	—	—	—	(25,866)	—	—	(25,866)	—	(25,866)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,885)	(1,885)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(21,312)	—	—	—	—	(21,312)	—	(21,312)
Issuance of stock under employee compensation plans	861	8	45,639	—	—	—	—	45,647	—	45,647
Acquisition of treasury shares	—	—	—	—	—	148	(40,707)	(40,707)	—	(40,707)
Retirement of treasury shares	(148)	(1)	(5,061)	(35,645)	—	(148)	40,707	—	—	—
Stock-based compensation	—	—	71,474	—	—	—	—	71,474	—	71,474
December 25, 2021	50,480	$505	$1,718,304	$980,751	$(164,740)	—	$—	$2,534,820	$4,162	$2,538,982
See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Charles River Laboratories International, Inc. (the Company), together with its subsidiaries, is a full service, non-clinical contract research organization (CRO). The Company has built upon its core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that enable the Company to support its clients from target identification through non-clinical development. The Company also provides a suite of products and services to support its clients’ manufacturing activities.
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
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing). The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Research and GMP-Compliant Cells businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services); and Research and GMP-Compliant Cells, which supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. The Company’s DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions) as well as contract development and manufacturing products and services (CDMO); Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens.
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
Trade Receivables and Contract Assets, Net
The Company records trade receivables and contract assets, net of an allowance for credit losses. An allowance for credit losses is established based on historical collection information, a review of major client accounts receivable balances, current economic conditions in the geographies in which it operates, and the Company’s expectations of future economic conditions that may affect the collectability of the recorded amounts. Amounts determined to be uncollectible are charged or written off against the allowance.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, trade receivables and contract assets. The Company places cash and cash equivalents and investments in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables and contract assets are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables and contract assets, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. No single client accounted for more than 5% of revenue in fiscal years 2021, 2020, or 2019 or trade receivables as of December 25, 2021 or December 26, 2020.
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
•Debt instruments - The book value of the Company’s term and revolving loans, which are variable rate loans carried at amortized cost, approximates the fair value based on current market pricing of similar debt. The book values of the Company’s Senior Notes, which are fixed rate debt, are carried at amortized cost. Fair values of the Senior Notes are based on quoted market prices and on borrowing rates available to the Company; and
•Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes and certain option pricing models.
Inventories
The Company’s inventories consist of raw materials, work in process and finished product related primarily to small models, large models, cell supply, microbial solutions products, and avian related eggs and flocks. Inventories are stated at the lower of cost or net realizable value. Inventory value is generally based on the standard cost method for all businesses except for the Avian business, which is based on an average cost. Standard costs are trued-up to reflect actual cost. For small models inventory, costs include direct materials such as feed and bedding, costs of personnel directly involved in the care of the models, and an allocation of facility overhead. For the large models inventory, costs are primarily the external cost paid to acquire the model along with allocated overhead costs. For cell supply inventory, costs include direct materials, costs of personnel directly involved in the processing of products sold, and an allocation of facility overhead. For the microbial solutions inventory, costs include direct materials, cost of personnel directly involved in the manufacturing and assembly of products sold, and an allocation of facility overhead. For the avian related inventory, costs include direct materials, such as animal feed, cost of personnel directly involved with the care of the eggs and flocks, and an allocation of facility overhead. Inventory costs are charged to cost of revenue in the period the products are sold to an external party. The Company analyzes its inventory levels on a quarterly basis and writes down inventory that is determined to be damaged, obsolete or otherwise unmarketable, with a corresponding charge to cost of products sold.
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
The Company generally depreciates the cost of its property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets as follow:

Estimated Useful Lives
(in years)
Land	Indefinite
Buildings and building improvements	10 - 40
Machinery and equipment	3 - 20
Furniture and fixtures	5 - 10
Computer hardware and software	3 - 8
Vehicles	3 - 5
Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Finance lease assets are amortized over the lease term, however, if ownership is transferred by the end of the finance lease, or there is a bargain purchase option, such finance lease assets are amortized over the useful life that would be assigned if such assets were owned.
When the Company disposes of property, plant and equipment, it removes the associated cost and accumulated depreciation from the related accounts on its consolidated balance sheet and includes any resulting gain or loss recorded in Other (expense) income, net in the accompanying consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. The Company allocates the amounts that it pays for each acquisition to the assets it acquires and liabilities it assumes based on their fair values at the dates of acquisition, including identifiable intangible assets, which typically represents a significant portion of the purchase price. The determination of the fair value of intangible assets requires the use of significant judgment using management’s best estimates of inputs and assumptions that a market participant would use. Significant judgments include (i) the fair value; and (ii) whether such intangible assets are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The Company utilizes commonly accepted valuation techniques, such as the income, cost, and market approaches as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.
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
Definite-lived intangible assets, including client relationships, are amortized over the pattern in which the economic benefits of the intangible assets are utilized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, which requires the use of customer attrition rates and other assumptions. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.
Valuation and Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Under the equity method of accounting, the Company’s portion of the investment gains and losses, as reported in the fund’s financial statements on a quarterly lag each reporting period, is recorded in other (expense) income, net in the accompanying consolidated statements of income. In addition, the Company adjusts the carrying value of these investments to reflect its estimate of changes to fair value since the fund’s financial statements are based on information from the fund’s management team, market prices of known public holdings of the fund, and other information.
Strategic Equity Investments
The Company invests, with minority positions, directly in equity of predominantly privately-held companies that are reported either at fair value or under the equity method of accounting, as appropriate. Equity investments accounted for at fair value that do not have readily determinable fair values are generally recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same investee. Gains and losses from strategic equity investments are recorded in Other (expense) income, net in the accompanying consolidated statements of income.
Life Insurance Contracts
Investments in life insurance contracts are recorded at cash surrender value. The initial investment is remeasured based on fair value of underlying investments or contractual value each reporting period. Gains and losses from life insurance contracts are recorded in Other (expense) income, net in the accompanying consolidated statements of income. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. The Company held 45 contracts at December 25, 2021 with a face value of $89.8 million and 44 contracts with a face value of $79.1 million at December 26, 2020.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency Contracts
Foreign currency contracts are recorded at fair value in the Company’s consolidated balance sheets and are not designated as hedging instruments. Any gains or losses on forward contracts associated with intercompany loans are recognized immediately in Other (expense) income, net and are largely offset by the remeasurement of the underlying intercompany loan. Any gains or losses on forward contracts associated with the Company’s U.S. dollar denominated loan borrowed by a non-U.S. entity under the Company’s Credit Facility are recognized immediately in Interest expense. Gains or losses incurred on the remeasurement of the Company’s U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency is recorded in Other (expense) income, net.
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
The Company records the service cost component of the net periodic benefit cost within Cost of services provided and Selling, general, and administrative expenses and all other components of net periodic benefit cost within Other (expense) income, net in the consolidated statements of income.
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
Newly Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination by addressing the diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquirers to recognize and measure contract assets and contract liabilities acquired in the business combination in accordance with Topic 606 as if it had originated the contracts. The Company’s adoption of this standard in fiscal year 2021 did not have a significant impact on the consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU, including subsequently issued updates, offers temporary optional expedients and exceptions for applying U.S. GAAP to modifications to agreements such as loans, debt securities, derivatives, and borrowings which reference LIBOR or another reference rate that will partially discontinue after December 31, 2021 and fully cease by June 30, 2023. The expedients and exceptions provided by the standard do not apply to modifications made and hedging relationships entered into or evaluated after that, except for hedging relationships existing as of the phase-out date that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The ASU is effective until the replacement for LIBOR is completed. The interest rate on the Company’s revolving credit facility, which was amended and restated in April 2021 (see Note 9. Long-Term Debt and Finance Lease Obligations) and matures in fiscal year

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2026, is linked to LIBOR and alternative interest rates when LIBOR is discontinued. The Company’s adoption of this standard in fiscal year 2021 did not have a significant impact on the consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” ASU 2020-01 states any equity security transitioning from the alternative method of accounting under Topic 321 to the equity method, or vice versa, due to an observable transaction will be remeasured immediately before the transition. In addition, the ASU clarifies the accounting for certain non-derivative forward contracts or purchased call options to acquire equity securities stating such instruments will be measured using the fair value principles of Topic 321 before settlement or exercise. The Company’s adoption of this standard in fiscal year 2021 did not have a significant impact on the consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company’s adoption of this standard in fiscal year 2021 did not have a significant impact on the consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance.” ASU 2021-10 requires disclosures about transactions with a government that have been accounted for by a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect on the financial statements. The ASU is effective for fiscal years beginning after December 15, 2021 and will be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures, but does not believe there will be a material impact.
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2021 Acquisitions
Vigene Biosciences, Inc.
On June 28, 2021, the Company acquired Vigene Biosciences, Inc. (Vigene), a gene therapy contract development and manufacturing organization (CDMO), providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The preliminary purchase price of Vigene was $323.9 million, net of $2.7 million in cash. Included in the purchase price are contingent payments fair valued at $34.5 million, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s Manufacturing reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The preliminary purchase price allocation was as follows:

June 28, 2021
(in thousands)
Trade receivables	$3,548
Other current assets (excluding cash)	1,657
Property, plant and equipment	7,649
Operating lease right-of-use asset, net	22,507
Goodwill	239,681
Definite-lived intangible assets	93,900
Other long-term assets	694
Deferred revenue	(4,260)
Current liabilities	(6,319)
Operating lease right-of-use liabilities	(21,220)
Deferred tax liabilities	(13,958)
Total purchase price allocation	$323,879
The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The definite-lived intangible assets acquired were as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$87,500	12
Backlog	2,900	1
Other intangible assets	3,500	4
Total definite-lived intangible assets	$93,900	11
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s Manufacturing business from new customers introduced through Vigene and the assembled workforce of the acquired business. The goodwill attributable to Vigene is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $5.3 million during fiscal year 2021, which were included in Selling, general and administrative expenses within the consolidated statements of income.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) is presented as if it had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. See the bottom of this section for combined pro forma disclosure.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. From the date of the acquisition through December 25, 2021, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The definite-lived intangible assets acquired were as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$17,340	13
Developed technology	3,685	3
Other intangible assets	1,101	2
Total definite-lived intangible assets	$22,126	11
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA business from new customers introduced through Retrogenix and the assembled workforce of the acquired business. The goodwill attributable to Retrogenix is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $1.8 million during fiscal year 2021, which were included in Selling, general and administrative expenses within the consolidated statements of income.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been included because Retrogenix’s financial results are not significant when compared to the Company’s consolidated financial results.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cognate BioServices, Inc.
On March 29, 2021, the Company acquired Cognate BioServices, Inc. (Cognate), a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate establishes the Company as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The preliminary purchase price of Cognate was $879.0 million, net of $70.5 million in cash, subject to certain post-closing adjustments and includes $15.7 million of consideration for an approximate 2% ownership interest not acquired, which will be redeemed in 2022 with the ultimate payout tied to performance in 2021. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility and recently issued Senior Notes. This business is reported as part of the Company’s Manufacturing reportable segment.
The preliminary purchase price allocation was as follows:

March 29, 2021
(in thousands)
Trade receivables	$18,566
Inventories	4,231
Other current assets (excluding cash)	9,816
Property, plant and equipment	52,082
Operating lease right-of-use assets, net	34,349
Goodwill	612,147
Definite-lived intangible assets	270,900
Other long-term assets	6,098
Deferred revenue	(20,539)
Current liabilities	(44,974)
Operating lease right-of-use liabilities	(31,383)
Deferred tax liabilities	(31,847)
Other long-term liabilities	(414)
Total purchase price allocation	$879,032
The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. From the date of the acquisition through December 25, 2021, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The definite-lived intangible assets acquired were as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$257,200	13
Other intangible assets	4,800	2
Backlog	8,900	1
Total definite-lived intangible assets	$270,900	13
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s Manufacturing business from new customers introduced through Cognate and the assembled workforce of the acquired business. The goodwill attributable to Cognate is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $27.1 million during fiscal year 2021, which were included in Selling, general and administrative expenses within the consolidated statements of income.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) is presented as if it had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. See the bottom of this section for combined pro forma disclosure.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Distributed Bio, Inc.
On December 31, 2020, the Company acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands the Company’s capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by the Company during prior fiscal years, and $14.0 million of contingent consideration, which is estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $21.0 million based on future performance and milestone achievements over a one-year period). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
The purchase price allocation was as follows:

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
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA business from new customers introduced through Distributed Bio and the assembled workforce of the acquired business. The goodwill attributable to Distributed Bio is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $1.2 million during both fiscal years 2021 and 2020, which were included in Selling, general and administrative expenses within the consolidated statements of income.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been included because Distributed Bio's financial results are not significant when compared to the Company’s consolidated financial results.
Other Acquisition
On March 3, 2021, the Company acquired certain assets from a distributor that supports the Company’s DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration, which is estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $17.5 million based on future performance over a three-year period). The fair value of the net assets acquired included $17.3 million of goodwill, $15.2 million attributed to supplier relationships (to be

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amortized over a 4-year period), and $3.0 million of property, plant, and equipment. The business is reported as part of the Company’s DSA reportable segment. Pro forma information and transaction and integration costs have not been presented because such information is not material to the consolidated financial statements.
Pro forma information
The following selected unaudited pro forma consolidated results of operations are presented as if the Cognate and Vigene acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. For fiscal year 2021, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $24.5 million, additional interest expense on borrowing of $5.6 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For fiscal year 2020, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $24.2 million, additional interest expense on borrowing of $10.4 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

	Fiscal Year
	2021	2020
	(in thousands)
	(unaudited)
Revenue	$3,583,646	$3,068,161
Net income attributable to common shareholders	376,152	347,873
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisitions.
Cognate and Vigene have been included in the operating results of the Company since March 29, 2021 and June 28, 2021, respectively. Revenue and operating income for both acquisitions during fiscal year 2021 was $109.9 million and $2.5 million, respectively.
Fiscal 2020 Acquisitions
Cellero, LLC
On August 6, 2020, the Company acquired Cellero, LLC (Cellero), a provider of cellular products for cell therapy developers and manufacturers worldwide. The addition of Cellero enhances the Company’s unique, comprehensive solutions for the high-growth cell therapy market, strengthening the ability to help accelerate clients’ critical programs from basic research and proof-of-concept to regulatory approval and commercialization. It also expands the Company’s access to high-quality, human-derived biomaterials with Cellero’s donor sites in the United States. The purchase price of Cellero was $36.9 million, net of $0.5 million in cash, which was funded through available cash. This business is reported as part of the Company’s RMS reportable segment.
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
The goodwill resulting from the transaction, $10.8 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributable to the potential growth of the Company’s RMS business from new customers introduced to Cellero and the assembled workforce of the acquired business.
The Company incurred transaction and integration costs in connection with the acquisition of $0.7 million and $2.7 million during fiscal years 2021 and 2020, respectively, which were included in Selling, general and administrative expenses within the consolidated statements of income.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s RMS business from new customers introduced to HemaCare and the assembled workforce of the acquired business. The goodwill attributable to HemaCare is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $0.7 million, $6.1 million and $3.3 million during fiscal years 2021, 2020 and 2019, respectively, which were included in Selling, general and administrative expenses within the consolidated statements of income.
Beginning on January 3, 2020, HemaCare has been included in the operating results of the Company. HemaCare revenue and operating loss during fiscal year 2020 was $43.0 million and $8.1 million, respectively.
Fiscal 2019 Acquisitions
Citoxlab
On April 29, 2019, the Company acquired Citoxlab, a non-clinical CRO, specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens the Company’s position as a leading, global, early-stage CRO by expanding its scientific portfolio and geographic footprint, which enhances the Company’s ability to partner with clients across the drug discovery and development continuum. The purchase price of Citoxlab was $490.4 million, net of $36.7 million in cash, which was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
The purchase price allocation was as follows:

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
The goodwill resulting from the transaction, $7.2 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributable to the potential growth of the Company’s DSA business from new customers introduced to Citoxlab and the assembled workforce of the acquired business.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company incurred transaction and integration costs in connection with the acquisition of $2.3 million, $4.1 million and $20.7 million during fiscal years 2021, 2020 and 2019, respectively, which were included in Selling, general and administrative expenses within the consolidated statements of income.
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
Divestitures
RMS Japan Divestiture
On October 12, 2021, the Company sold its RMS Japan operations to The Jackson Laboratory for a preliminary purchase price of $73.5 million, which included $8.2 million in cash, $3.6 million pension over funding, and certain post-closing adjustments.
The RMS Japan business was reported in the Company’s RMS reportable segment. The Company determined that the RMS Japan business was not optimized within the Company’s portfolio at its current scale, and that the capital could be better deployed in other long-term growth opportunities.
During the three months ended December 25, 2021, the Company recorded a gain on the divestiture of the RMS Japan business of $22.7 million, net of costs to sell, a currency translation adjustment, and other adjustments related to certain ongoing arrangements with the buyer, which was included in Other (expense) income, net within the Company’s consolidated statements of income. The carrying amounts of the major classes of assets and liabilities associated with the divestiture of the business were as follows:

October 12, 2021
(in thousands)
Assets
Current assets	$26,524
Property, plant, and equipment, net	17,379
Goodwill	4,129
Other assets	3,695
Total assets	$51,727

Liabilities
Current liabilities	$8,705
Long-term liabilities	94
Total liabilities	$8,799
CDMO Sweden Divestiture
On October 12, 2021, the Company sold its gene therapy CDMO site in Sweden to a private investor group for a preliminary purchase price of $59.6 million, net of $0.2 million in cash and other post-closing adjustments that may impact the purchase price. Included in the purchase price are contingent payments fair valued at $15.3 million, which were estimated using a probability weighted model (the maximum contingent contractual payments are up to $25.0 million based on future performance), as well as a purchase obligation of approximately $10 million between the parties.
The Sweden CDMO business was acquired in March 2021 as part of the acquisition of Cognate and was reported in the Company’s Manufacturing reportable segment. The Company routinely evaluates the strategic fit and fundamental performance of our acquisitions integrated within our global infrastructure. As part of this assessment, the Company determined that this capital could be better deployed in other long-term growth opportunities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Due to the purchase price approximating the carrying value of the disposal group, no gain or loss was recorded during the three months ended December 25, 2021. The carrying amounts of the major classes of assets and liabilities associated with the divestiture of the business were as follows:

October 12, 2021
(in thousands)
Assets
Current assets	$8,187
Property, plant and equipment, net	14,339
Operating lease right-of-use assets, net	19,733
Goodwill	27,764
Intangible assets, net	14,089
Total assets	$84,112

Liabilities
Current liabilities	$6,386
Operating lease right-of-use liabilities	18,221
Total liabilities	$24,607
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

Timing of Revenue Recognition:	2021	2020	2019
	(in thousands)
RMS
Services and products transferred over time	$263,659	$240,480	$227,872
Services and products transferred at a point in time	426,778	330,672	309,217
Total RMS revenue	690,437	571,152	537,089
DSA
Services and products transferred over time	2,103,415	1,836,519	1,618,281
Services and products transferred at a point in time	3,816	909	714
Total DSA revenue	2,107,231	1,837,428	1,618,995
Manufacturing
Services and products transferred over time	335,745	174,254	142,896
Services and products transferred at a point in time	406,747	341,099	322,246
Total Manufacturing revenue	742,492	515,353	465,142
Total revenue	$3,540,160	$2,923,933	$2,621,226
RMS
The RMS business generates revenue through the commercial production and sale of research models, research and GMP-compliant cells (cell supply), and the provision of services related to the maintenance and monitoring of research models and management of clients’ research operations. Revenue from the sale of research models and cell supply is recognized at a point in time when the customer obtains control of the product, which may be upon shipment or upon delivery based on the shipping terms of a contract. Revenue generated from research models services is recognized over time and is typically based on a right-to-invoice measure of progress (output method) as invoiced amounts correspond directly to the value of the Company’s performance to date.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Manufacturing
The Manufacturing business includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions) as well as contract development and manufacturing products and services (CDMO); and Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens. Species identification service revenue is generally recognized at a point in time as identifications are completed by the Company. Biologics service revenue is generally recognized over time using the cost-to-cost measure of progress. Microbial Solutions and Avian product sales are generally recognized at a point in time when the customer obtains control of the product, which may be upon shipment or upon delivery based on the contractual shipping terms of a contract.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 25, 2021. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) service revenue recognized in accordance with ASC 842, “Leases” (see additional disclosure for Other Performance Obligations). The Company has assessed future performance obligations with respect to the COVID-19 pandemic uncertainties and believes there is an insignificant impact on the ability to meet future performance obligations and the amount of revenue to be recognized.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 25, 2021:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$355,127	$338,685	$18,250	$1,683	$713,745
Manufacturing	2,728	—	—	—	$2,728
Total	$357,855	$338,685	$18,250	$1,683	$716,473
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

	December 25, 2021	December 26, 2020
	(in thousands)
Balances from contracts with customers:
Client receivables	$489,452	$489,042
Contract assets (unbilled revenue)	160,609	135,400
Contract liabilities (current and long-term deferred revenue)	240,281	227,417
Contract liabilities (customer contract deposits)	59,512	42,244
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $36 million and $16 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying consolidated balance sheets as of December 25, 2021 and December 26, 2020, respectively. Advanced client payments of approximately $60 million and $42 million have been presented as customer contract deposits within other current liabilities in the accompanying consolidated balance sheets as of December 25, 2021 and December 26, 2020, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other changes in the contract asset and the contract liability balances during fiscal years 2021 and 2020 were as follows:
(i) Changes due to acquisitions and divestitures:
See Note 2. “Acquisitions and Divestitures” for the Company’s recent acquisitions.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During fiscal years 2021 and 2020, immaterial cumulative catch-up adjustments to revenue were recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 90% of unbilled revenue as of December 26, 2020, which was $135 million, was billed during fiscal year 2021. Approximately 90% of unbilled revenue as of December 28, 2019, which was $122 million, was billed during fiscal year 2020.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 90% of contract liabilities as of December 26, 2020, which was $227 million, were recognized as revenue during fiscal year 2021. Approximately 90% of contract liabilities as of December 28, 2019, which was $193 million, were recognized as revenue during fiscal year 2020.
Other Performance Obligations
As part of the Company’s service offerings, primarily in the Manufacturing segment, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year. During fiscal year 2021, the Company recognized lease revenue of $18.1 million, which is recorded within service revenue, which is transferred over time, within the consolidated statements of income. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the consolidated financial statements.
4. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing). Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s Chief Operating Decision Maker.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents revenue and other financial information by reportable segment:

	2021	2020	2019
	(in thousands)
RMS
Revenue	$690,437	$571,152	$537,089
Operating income	166,814	102,706	133,912
Depreciation and amortization	39,123	37,080	19,197
Capital expenditures	61,188	29,487	26,989
DSA
Revenue	$2,107,231	$1,837,428	$1,618,995
Operating income	406,978	325,959	258,903
Depreciation and amortization	177,254	168,922	151,139
Capital expenditures	101,477	105,653	86,843
Manufacturing
Revenue	$742,492	$515,353	$465,142
Operating income	246,390	181,494	145,420
Depreciation and amortization	46,195	25,904	23,584
Capital expenditures	58,877	26,287	23,617
The following tables present reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts:

	Operating Income			Depreciation and Amortization
	2021	2020	2019	2021	2020	2019
	(in thousands)
Total reportable segments	$820,182	$610,159	$538,235	$262,572	$231,906	$193,920
Unallocated corporate	(230,320)	(177,430)	(187,084)	2,968	3,018	4,175
Total consolidated	$589,862	$432,729	$351,151	$265,540	$234,924	$198,095

	Capital Expenditures
	2021	2020	2019
	(in thousands)
Total reportable segments	$221,542	$161,427	$137,449
Unallocated corporate	7,230	5,133	3,065
Total consolidated	$228,772	$166,560	$140,514

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue for each significant product or service offering is as follows:

	2021	2020	2019
	(in thousands)
RMS	$690,437	$571,152	$537,089
DSA	2,107,231	1,837,428	1,618,995
Manufacturing	742,492	515,353	465,142
Total revenue	$3,540,160	$2,923,933	$2,621,226
A summary of unallocated corporate expense consists of the following:

	2021	2020	2019
	(in thousands)
Stock-based compensation	$43,018	$34,111	$37,855
Compensation, benefits, and other employee-related expenses	92,459	73,814	73,893
External consulting and other service expenses	25,374	26,561	16,639
Information technology	18,450	18,912	16,080
Depreciation	2,968	3,018	4,175
Acquisition and integration	30,370	13,995	26,877
Other general unallocated corporate	17,681	7,019	11,565
Total unallocated corporate expense	$230,320	$177,430	$187,084
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue and long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
2021
Revenue	$1,934,404	$1,036,465	$339,098	$222,902	$7,291	$3,540,160
Long-lived assets	755,400	323,405	145,274	64,864	2,125	1,291,068
2020
Revenue	$1,627,149	$829,312	$306,259	$155,086	$6,127	$2,923,933
Long-lived assets	627,871	286,229	145,410	62,931	1,917	1,124,358
2019
Revenue	$1,471,097	$726,421	$271,987	$146,218	$5,503	$2,621,226
Long-lived assets	602,654	253,665	127,495	60,213	101	1,044,128
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area. Long-lived assets consist of property, plant, and equipment, net.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables and contract assets, net is as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Client receivables	$489,452	$489,042
Unbilled revenue	160,609	135,400
Total	650,061	624,442
Less: Allowance for credit losses	(7,180)	(6,702)
Trade receivables and contract assets, net	$642,881	$617,740
Net provisions of $1.7 million, $6.4 million, and $3.0 million were recorded to the allowance for credit losses in fiscal years 2021, 2020, and 2019, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of inventories is as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Raw materials and supplies	$33,118	$28,317
Work in process	40,268	36,755
Finished products	125,760	120,623
Inventories	$199,146	$185,695
The composition of other current assets is as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Prepaid income tax	$84,725	$68,462
Short-term investments	1,063	1,024
Restricted cash	4,023	3,074
Other receivables	7,500	—
Other current assets	$97,311	$72,560
The composition of property, plant and equipment, net is as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Land	$59,486	$61,031
Buildings (1)	987,544	1,059,641
Machinery and equipment (1)	760,353	661,124
Leasehold improvements	141,525	104,967
Furniture and fixtures	22,520	31,489
Computer hardware and software (1)	210,582	193,622
Vehicles (1)	6,897	6,152
Construction in progress	205,141	92,325
Total	2,394,048	2,210,351
Less: Accumulated depreciation	(1,102,980)	(1,085,993)
Property, plant and equipment, net	$1,291,068	$1,124,358
(1) These balances include assets under finance leases. See Note 16, “Leases.”
Depreciation expense in fiscal years 2021, 2020 and 2019 was $140.7 million, $123.0 million and $108.6 million, respectively.
The composition of other assets is as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Venture capital investments	$149,640	$197,100
Strategic equity investments	51,712	24,704
Life insurance policies	51,048	43,827
Other long-term income tax assets	18,690	23,485
Restricted cash	1,077	1,621
Long-term pension assets	39,582	31,915
Other	41,140	29,974
Other assets	$352,889	$352,626

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of other current liabilities is as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Current portion of operating lease right-of-use liabilities	$33,267	$24,674
Accrued income taxes	26,161	24,884
Customer contract deposits	59,512	42,244
Other	18,701	10,675
Other current liabilities	$137,641	$102,477
The composition of other long-term liabilities is as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
U.S. Transition Tax	$43,057	$48,781
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plans	104,944	96,492
Long-term deferred revenue	20,578	19,475
Other	74,280	40,467
Other long-term liabilities	$242,859	$205,215
6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $149.6 million and $197.1 million as of December 25, 2021 and December 26, 2020, respectively. The Company’s total commitment to the venture capital funds as of December 25, 2021 was $165.3 million, of which the Company funded $113.3 million through that date. During fiscal years 2021, 2020, and 2019, the Company received distributions totaling $40.2 million, $27.6 million, and $11.4 million, respectively. During fiscal years 2021, 2020, and 2019, the Company recognized gains and losses related to the venture capital investments of $24.2 million loss, $100.4 million gain and $20.7 million gain, respectively. Losses in fiscal year 2021 predominantly resulted from decreases in fair value from publicly-held investments. Gains in fiscal year 2020 predominantly resulted from increases in fair value from publicly-held investments, which included initial public offerings of certain portfolio companies. As of December 25, 2021 and December 26, 2020, the Company’s consolidated retained earnings included $27.1 million and $76.8 million, respectively, of the undistributed earnings related to these investments, net of tax.

The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Strategic equity investments were $51.7 million and $24.7 million as of December 25, 2021 and December 26, 2020, respectively. Subsequent to December 25, 2021, the Company committed an additional $25 million to an existing strategic equity investment. During fiscal years 2021, 2020, and 2019, the Company recognized net gains and losses related to the Strategic equity investments of $6.2 million loss, $0.5 million gain, and $0.1 million gain, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 25, 2021
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$893	$—	$893
Other assets:
Life insurance policies	—	42,918	—	42,918
Total assets measured at fair value	$—	$43,811	$—	$43,811

Other liabilities measured at fair value:
Contingent consideration	—	—	11,794	11,794
Other long-term liabilities measured at fair value:
Contingent consideration	—	—	25,450	25,450
Total liabilities measured at fair value	$—	$—	$37,244	$37,244

	December 26, 2020
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$2,273	$—	$2,273
Other assets:
Life insurance policies	—	35,770	—	35,770
Total assets measured at fair value	$—	$38,043	$—	$38,043

Other current liabilities measured at fair value:
Contingent consideration	—	—	2,328	2,328
Total liabilities measured at fair value	$—	$—	$2,328	$2,328
During fiscal years 2021 and 2020, there were no transfers between fair value levels.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Fiscal Year
	2021	2020
	(in thousands)
Beginning balance	$2,328	$712
Additions	71,559	2,131
Payments	(2,889)	(230)
Total gains or losses (realized/unrealized):
Foreign currency translation	(368)	183
Adjustment of previously recorded contingent liability	(33,386)	(468)
Ending balance	$37,244	$2,328
During fiscal year 2021, the majority of the contingent consideration liabilities recognized were in connection with the Company’s recent acquisitions of Distributed Bio, Retrogenix, Vigene, and assets of a distributor. The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The total maximum payments due is approximately $110 million, of which the fair value as of December 25, 2021 is approximately $37.2 million. The weighted average probability of achieving the maximum target is approximately 34%. The average volatility

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and weighted average cost of capital are approximately 36% and 14%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively. In the later part of fiscal year 2021, certain financial targets stipulated in the contingent consideration agreements were not achieved, which resulted in a decrease of the contingent consideration, primarily related to the Vigene and Distributed Bio acquisitions.
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

	December 25, 2021		December 26, 2020
	Book Value	Fair Value	Book Value	Fair Value
5.5% Senior Notes due 2026	$—	$—	$500,000	$523,100
4.25% Senior Notes due 2028	500,000	521,250	500,000	523,750
3.75% Senior Notes due 2029	500,000	506,700	—	—
4.0% Senior Notes due 2031	500,000	507,500	—	—
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill			Adjustments to Goodwill
	December 28, 2019	Acquisitions	Foreign Exchange	December 26, 2020	Acquisitions	Divestitures	Foreign Exchange	December 25, 2021
	(in thousands)
RMS	$56,586	$229,654	$1,519	$287,759	$—	$(4,129)	$(106)	$283,524
DSA	2,350,223	(629)	33,536	2,383,130	123,091	—	(28,715)	2,477,506
Manufacturing	138,756	—	4,523	143,279	851,828	(27,764)	(11,492)	955,851
Gross carrying amount	2,545,565	229,025	39,578	2,814,168	974,919	(31,893)	(40,313)	3,716,881
Accumulated impairment loss - DSA	(1,005,000)	—	—	(1,005,000)	—	—	—	(1,005,000)
Goodwill	$1,540,565			$1,809,168				$2,711,881
Based on the Company’s quantitative goodwill impairment test, which was performed in the fourth quarter for each of the fiscal years 2021, 2020 and 2019, the fair value of each reporting unit exceeded the reporting unit’s book value and, therefore, goodwill was not impaired.
The increase in goodwill during fiscal year 2021 related primarily to the acquisitions of Cognate and Vigene in the Manufacturing reportable segment and Distributed Bio and Retrogenix in the DSA reportable segment. The decreases in the RMS and Manufacturing reportable segments was a result of the sales of RMS Japan and CDMO Sweden, respectively. The increase in goodwill during fiscal year 2020 related primarily to the acquisitions of HemaCare and Cellero in the RMS reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	December 25, 2021			December 26, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$12,577	$(9,517)	$3,060	$29,233	$(29,233)	$—
Technology	135,764	(95,454)	40,310	130,907	(81,305)	49,602
Trademarks and trade names	13,086	(3,448)	9,638	15,870	(5,648)	10,222
Other	35,231	(8,445)	26,786	20,903	(14,633)	6,270
Other intangible assets	196,658	(116,864)	79,794	196,913	(130,819)	66,094
Client relationships	1,475,757	(494,359)	981,398	1,137,331	(415,826)	721,505
Intangible assets	$1,672,415	$(611,223)	$1,061,192	$1,334,244	$(546,645)	$787,599
The increase in intangible assets, net during fiscal year 2021 related primarily to the acquisitions of Cognate, Distributed Bio, Retrogenix, and Vigene.
Amortization expense of definite-lived intangible assets, including client relationships, for fiscal years 2021, 2020 and 2019 was $124.9 million, $111.9 million and $89.5 million, respectively. As of December 25, 2021, estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
2022	$143,202
2023	131,385
2024	118,295
2025	110,830
2026	103,485
9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-term debt, net and finance leases consists of the following:

	December 25, 2021	December 26, 2020
	(in thousands)
Term loans	$—	$146,875
Revolving facility	1,161,431	814,752
5.5% Senior Notes due 2026	—	500,000
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	—
4.0% Senior Notes due 2031	500,000	—
Other debt	368	3,457
Finance leases (Note 16)	27,223	29,047
Total debt and finance leases	2,689,022	1,994,131
Less:
Current portion of long-term debt	101	47,196
Current portion of finance leases (Note 16)	2,694	3,018
Current portion of long-term debt and finance leases	2,795	50,214
Long-term debt and finance leases	2,686,227	1,943,917
Debt discount and debt issuance costs	(22,663)	(14,346)
Long-term debt, net and finance leases	$2,663,564	$1,929,571
As of December 25, 2021 and December 26, 2020, the weighted average interest rate on the Company’s debt was 2.78% and 3.11%, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The interest rates applicable to the amended and restated revolving facility are equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio.
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.25 to 1.0. As of December 25, 2021, the Company was compliant with all financial covenants under the Credit Facility.
The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
During fiscal years 2021 and 2020, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility, which were $400 million each. This resulted in foreign currency losses recognized in Other (expense) income, net of $31.8 million during fiscal 2021 and foreign currency gains of $11.9 million during fiscal year 2020 related to the remeasurement of the underlying debt. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings and recognized gains of $34.1 million and losses of $9.3 million during fiscal years 2021 and 2020, respectively, within Interest expense. As of December 25, 2021, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.
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
2029 Senior Notes and 2031 Senior Notes
In fiscal year 2021, the Company issued $1 billion of debt split between $500 million of 3.75% Senior Notes due in 2029 (2029 Senior Notes), and $500 million of 4.00% Senior Notes due in 2031 (2031 Senior Notes), in an unregistered offering. Interest on the 2029 and 2031 Senior Notes is payable semi-annually on March 15 and September 15. Approximately $10 million of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
deferred financing costs were capitalized as part of this debt issuance. Proceeds from the 2029 and 2031 Senior Notes were used as follows: prepay the $500 million 2026 Senior Notes, $21 million of debt extinguishment costs, and $13 million of accrued interest; prepay the $146.9 million remaining term loan; pay down $135 million of the revolving facility; and pay for a portion of the Cognate acquisition, which occurred on March 29, 2021.
Principal Maturities
Principal maturities of existing debt, giving effect to the amended and restated Credit Agreement, for the periods set forth in the table below, are as follows:

Principal
(in thousands)
2022	$101
2023	—
2024	268
2025	—
2026	1,161,430
Thereafter	1,500,000
Total	$2,661,799
Letters of Credit
As of December 25, 2021 and December 26, 2020, the Company had $17.7 million and $16.0 million, respectively, in outstanding letters of credit.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Numerator:
Net income	$398,837	$365,306	$254,061
Less: Net income attributable to noncontrolling interests	7,855	1,002	2,042
Net income attributable to common shareholders	$390,982	$364,304	$252,019

Denominator:
Weighted-average shares outstanding—Basic	50,293	49,550	48,730
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	1,132	1,061	963
Weighted-average shares outstanding—Diluted	51,425	50,611	49,693
Options to purchase 0.2 million shares, 0.2 million shares, and 0.4 million shares for fiscal years 2021, 2020, and 2019, respectively, as well as a non-significant number of restricted stock units (RSUs) and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for fiscal years 2021, 2020, and 2019 excluded the impact of 0.7 million shares, 0.9 million shares and 1.0 million shares, respectively, of non-vested RSUs and PSUs.
Treasury Shares
The Company’s Board of Directors has authorized a $1.3 billion stock repurchase program. Under its authorized stock repurchase program, the Company did not repurchase any shares in fiscal years 2021, 2020, and 2019. As of December 25, 2021, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired 0.1 million shares for $40.7 million, 0.1 million shares for $24.0 million, and 0.1 million shares for $18.1 million in fiscal years 2021, 2020, and 2019, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In fiscal years 2021, 2020 and 2019, the Company’s Board of Directors approved the cancellation and return to the Company’s authorized and unissued capital stock of 0.1 million treasury shares totaling $40.7 million, 0.1 million treasury shares totaling $24.0 million, and 0.1 million treasury shares totaling $18.1 million, respectively, reducing treasury stock on the Company’s consolidated balance sheet. The Company allocated the excess of the repurchase price over the par value of shares acquired to reduce both retained earnings and additional paid-in capital for $35.6 million and $5.1 million, respectively, in fiscal year 2021, $19.2 million and $4.8 million, respectively, in fiscal year 2020 and $13.8 million and $4.3 million, respectively, in fiscal year 2019.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 28, 2019	$(87,578)	$(90,441)	$(178,019)
Other comprehensive income before reclassifications (1)	20,909	15,747	36,656
Amounts reclassified from accumulated other comprehensive income	—	17,861	17,861
Net current period other comprehensive income	20,909	33,608	54,517
Income tax expense	7,215	8,157	15,372
December 26, 2020	(73,884)	(64,990)	(138,874)
Other comprehensive loss before reclassifications (1)	(30,316)	(1,193)	(31,509)
Amounts reclassified from accumulated other comprehensive income	—	1,678	1,678
Net current period other comprehensive loss	(30,316)	485	(29,831)
Income tax (benefit) expense	(6,027)	2,062	(3,965)
December 25, 2021	$(98,173)	$(66,567)	$(164,740)
(1) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications was primarily due to the effect of changes in foreign currency exchange rates of the Japanese Yen, Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Hungarian Forint and to a lesser extent due to the impact of changes in the Brazilian Real.

Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying consolidated balance sheets. The activity within the nonredeemable noncontrolling interest during fiscal years 2021, 2020, and 2019 was not significant.
Redeemable Noncontrolling Interests
The Company holds a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 25, 2021. In 2019, the Company purchased an additional 5% equity interest in Vital River for $7.9 million. The Company recorded a $0.8 million gain in equity equal to the excess fair value of the 5% equity interest over the purchase price. Concurrent with the transaction, the pre-existing agreement was further amended to provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 8% equity interest (redeemable noncontrolling interest) at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022. In 2019, the Company recorded a charge of $2.2 million in Selling, general and administrative expenses within the consolidated statements of income, equal to the excess fair value of the hybrid instrument (equity interest with embedded derivative) over the fair value of the 8% equity interest. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($23.0 million as of December 25, 2021) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.

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
In 2019, the Company acquired an 80% equity interest in a subsidiary that is fully consolidated under the voting interest model, which includes a 20% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 20% equity interest at its appraised value ($30.0 million as of December 25, 2021). These rights are exercisable beginning in 2022. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 20% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 20% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Fiscal Year
	2021	2020
	(in thousands)
Beginning balance	$25,499	$28,647
Adjustment of noncontrolling interests to redemption value	21,312	—
Purchase of a 10% redeemable noncontrolling interest	—	(3,732)
Net income (loss) attributable to noncontrolling interests	5,375	(852)
Foreign currency translation	824	1,436
Ending balance	$53,010	$25,499
11. INCOME TAXES
The components of income from continuing operations before income taxes and the related provision for income taxes are presented below:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Income before income taxes:
U.S.	$129,598	$226,935	$108,326
Non-U.S.	351,112	220,179	195,758
Total income before income taxes	$480,710	$447,114	$304,084
Income tax provision (benefit):
Current:
Federal	$32,728	$38,192	$18,101
Foreign	60,197	35,410	43,489
State	9,257	6,623	9,915
Total current	102,182	80,225	71,505
Deferred:
Federal	(27,486)	386	(3,226)
Foreign	13,891	5,583	(17,111)
State	(6,714)	(4,386)	(1,145)
Total deferred	(20,309)	1,583	(21,482)
Total provision for income taxes	$81,873	$81,808	$50,023
Included in the fiscal year 2019 income tax expense of $50.0 million is a $20.6 million tax benefit for the recognition of $315.5 million of historical foreign net operating loss deferred tax assets, partially offset by a $294.9 million valuation allowance. Prior to 2019, these deferred tax assets were not recognized as the Company believed the ability to utilize the net operating losses

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
was remote. As a result of both changes to U.S. tax law and European tax legislation, the Company made changes in 2019 to its financing structure, resulting in the ability to utilize a portion of the net operating losses previously considered remote in nature.
Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year
	2021	2020	2019
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax rate differences	0.1	1.2	2.7
State income taxes, net of federal tax benefit	0.8	0.4	2.6
Non-deductible compensation	1.2	1.0	1.7
Research tax credits and enhanced deductions	(5.0)	(3.4)	(4.4)
Stock-based compensation	(4.3)	(2.7)	(2.2)
Enacted tax rate changes	3.0	0.7	(0.4)
Tax on unremitted earnings	1.8	1.3	1.7
Impact of tax uncertainties	0.7	(0.2)	(2.6)
Impact of acquisitions and restructuring	(1.6)	0.5	2.7
Net operating loss deferred tax asset recognition, net of valuation allowance (NOL DTA)	—	(0.1)	(6.8)
Other	(0.7)	(1.4)	0.5
Effective income tax rate	17.0%	18.3%	16.5%
The components of deferred tax assets and liabilities are as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Deferred tax assets:
Compensation	$28,900	$32,118
Accruals and reserves	23,760	17,970
Net operating loss and credit carryforwards	410,156	406,085
Operating lease liability	65,592	43,646
Other	8,323	4,253
Valuation allowance	(315,645)	(334,845)
Total deferred tax assets	221,086	169,227
Deferred tax liabilities:
Goodwill and other intangibles	(280,081)	(202,430)
Depreciation related	(35,514)	(33,277)
Venture capital investments	(16,018)	(32,848)
Tax on unremitted earnings	(21,060)	(27,707)
Right-of-use assets	(64,257)	(43,557)
Other	(3,650)	(8,710)
Total deferred tax liabilities	(420,580)	(348,529)
Net deferred taxes	$(199,494)	$(179,302)
The Company has recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions relate to deferred tax assets primarily for net operating losses in Luxembourg, Sweden, certain capital losses, and fixed assets in the U.K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the Company’s beginning and ending valuation allowance are as follows:

	Fiscal Year
	2021	2020	2019
Beginning balance	$334,845	$309,962	$9,788
Additions (reductions) charged to income tax provision, net	1,023	(2,707)	299,197
Additions due to acquisitions	7,747	—	924
Reductions due to divestitures, restructuring	(4,706)	—	—
Currency translation and other	(23,264)	27,590	53
Ending balance	$315,645	$334,845	$309,962
As of December 25, 2021, the Company had tax-effected deferred tax assets for net operating loss carryforwards of $368.5 million, as compared to $369.0 million as of December 26, 2020. Of this amount, $24.9 million are definite-lived and begin to expire in 2022, and the remainder of $343.6 million can be carried forward indefinitely. The Company has deferred tax assets for tax credit carryforwards of $41.7 million. Of this amount, $40.4 million are definite-lived and begin to expire after 2038, the remainder of $1.3 million can be carried forward indefinitely. Additionally, the Company records a benefit to operating income for research and development and other credits in Quebec, France, the Netherlands, and the U.K. related to its DSA facilities. Additionally, the Company records a benefit to operating income for research and development and other credits in Quebec, France, the Netherlands, and the U.K. related to its DSA facilities.
A reconciliation of the Company’s beginning and ending unrecognized income tax benefits is as follows:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Beginning balance	$24,970	$19,665	$18,827
Additions to tax positions for current year	9,544	7,044	3,691
Additions to tax positions for prior years	2,476	4,589	5,234
Reductions to tax positions for prior years	(1,330)	(127)	(1,033)
Settlements	(1,870)	(5,859)	(274)
Expiration of statute of limitations	(1,198)	(342)	(6,780)
Ending balance	$32,592	$24,970	$19,665
The $7.6 million increase in unrecognized income tax benefits during fiscal year 2021 as compared to the corresponding period in 2020 is primarily attributable to tax positions associated with our international financing structure, an additional year of Canadian Scientific Research and Experimental Development (SR&ED) credit, and acquired uncertain tax positions.
The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $30.0 million as of December 25, 2021 and $22.6 million as of December 26, 2020. The $7.4 million increase is primarily due to the same items noted above. It is reasonably possible as of December 25, 2021 that the liability for unrecognized tax benefits for the uncertain tax position will decrease by approximately $10 million over the next twelve-month period. The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of cumulative accrued interest related to unrecognized income tax benefits as of December 25, 2021 and December 26, 2020 was $1.7 million and $2.4 million, respectively. Interest expense recorded as a component of income taxes was immaterial for all periods. There were no accrued penalties related to unrecognized income tax benefits as of December 25, 2021 or as of December 26, 2020.
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
12. EMPLOYEE BENEFIT PLANS
Pension Plans
The Charles River Laboratories, Inc. Pension Plan (U.S. Pension Plan) was a qualified, non-contributory defined benefit plan that covered certain U.S. employees. Effective 2002, the U.S. Pension Plan was amended to exclude new participants from

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
joining and in 2008 the accrual of benefits was frozen. In January 2019, the Company commenced the process to terminate this plan and received regulatory approval in April 2020. In October 2020, the Company settled all remaining benefits directly with vested participants through either lump sum payouts or the purchase of a group annuity contract from a qualified insurance company to administer all future payments. Prior to the settlement, the U.S. Pension Plan was underfunded with a benefit obligation of $93.8 million and plan assets of $93.0 million. In the fourth quarter of fiscal year 2020, the Company made a contribution of $0.8 million to fully fund this plan to cover the lump sum payments, purchase the group annuity contract, and settle remaining termination costs. Upon settlement of the pension liability, the Company recognized a non-cash settlement charge of $10.3 million related to pension losses, reclassified from accumulated other comprehensive loss on the consolidated balance sheet, to other expense in the consolidated statements of income.
The Charles River Pension Plan (U.K. Pension Plan) is a defined contribution and defined benefit pension plan covering certain U.K. employees. Benefits are based on participants’ final pensionable salary and years of service. Participants’ rights vest immediately. Effective December 31, 2002, the plan was amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary. In the fourth quarter of 2015, the U.K. Pension Plan was amended such that the members of the defined benefit section of the plan ceased to accrue additional benefits; however, their benefits continue to be adjusted for changes in their final pensionable salary or a specified inflation index, as applicable. During fiscal 2021, the Company made contributions of $8.3 million to the U.K. Pension Plan. As of fiscal 2021 year-end, this plan was in a funded status of $39.6 million.
In addition, the Company has several defined benefit plans in certain other countries in which it maintains an operating presence, including Canada, France, Germany, Italy and Netherlands. On October 12, 2021, the Company sold RMS Japan, which included the related pension plan in Japan. All pension related assets and liabilities were assumed by the buyer. Refer to Note 2. “Acquisitions and Divestitures” for more details on this divestiture.
The net periodic benefit cost (income) associated with these plans for fiscal years 2021, 2020 and 2019 totaled $0.5 million, $1.6 million and $1.5 million, respectively.
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
The net periodic benefit cost associated with these plans for fiscal years 2021, 2020 and 2019 totaled $4.3 million, $5.7 million and $2.5 million, respectively.
The Company has invested in several corporate-owned key-person life insurance policies with the intention of using these investments to fund the ESLIRP and the DCP. Participants have no interest in any such investments. As of December 25, 2021 and December 26, 2020, the cash surrender value of these life insurance policies were $51.0 million and $43.8 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension, DCP and ESLIRP plans:

	December 25, 2021	December 26, 2020
	(in thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$367,468	$447,409
Service cost	3,455	3,609
Interest cost	5,492	8,849
Other	—	429
Benefit payments	(7,564)	(8,913)
Settlements	(82)	(101,979)
Transfer out due to divestiture	(11,956)	—
Actuarial loss	18,107	9,816
Administrative expenses paid	—	(808)
Effect of foreign exchange	(2,321)	9,056
Benefit obligation at end of year	$372,599	$367,468
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$324,752	$357,181
Actual return on plan assets	24,151	36,551
Employer contributions	11,221	34,092
Settlements	(82)	(101,979)
Transfer out due to divestiture	(15,918)	—
Benefit payments	(7,564)	(8,913)
Administrative expenses paid	—	(808)
Effect of foreign exchange	(929)	8,628
Fair value of plan assets at end of year	$335,631	$324,752

Net balance sheet liability	$36,968	$42,716

Amounts recognized in balance sheet:
Noncurrent assets	$39,621	$31,916
Current liabilities	1,876	1,713
Noncurrent liabilities	74,713	72,919
Actuarial losses are driven mainly by liability losses as a result of changes in economic assumptions, in particular higher inflation related assumptions, offset by liability gains due to higher discount rates and changes in mortality assumptions.
Amounts recognized in accumulated other comprehensive loss related to the Company’s pension, DCP and ESLIRP plans are as follows:

	Fiscal Year
	2021	2020
	(in thousands)
Net actuarial loss	$82,746	$82,914
Net prior service cost (credit)	(1,091)	(1,593)
Net amount recognized	$81,655	$81,321

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The accumulated benefit obligation and fair value of plan assets for the Company’s pension, DCP and ESLIRP plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Accumulated benefit obligation	$75,133	$72,940
Fair value of plan assets	12,663	11,543
The projected benefit obligation and fair value of plan assets for the Company’s pension, DCP and ESLIRP plans with projected benefit obligations in excess of plan assets are as follows:

	December 25, 2021	December 26, 2020
	(in thousands)
Projected benefit obligation	$96,089	$93,192
Fair value of plan assets	19,500	18,560
Components of total benefit cost for the Company’s pension, DCP and ESLIRP plans are as follows:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Service cost	$3,455	$3,609	$2,833
Interest cost	5,492	8,849	11,583
Expected return on plan assets	(8,058)	(11,348)	(13,005)
Amortization of prior service credit	(531)	(489)	(489)
Amortization of net loss	4,528	6,239	2,250
Other	—	417	850
Net periodic benefit cost	4,886	7,277	4,022
Settlement	(2,320)	12,385	—
Total benefit cost	$2,566	$19,662	$4,022
Assumptions
Weighted-average assumptions used to determine projected benefit obligations are as follows:

	December 25, 2021	December 26, 2020
Discount rate	1.8%	1.5%
Rate of compensation increase	3.7%	3.0%
The discount rate reflects the rate the Company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations. A 25-basis point change across all discount rates changes the projected benefit obligation by approximately $17 million for all Company plans.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	December 25, 2021	December 26, 2020	December 28, 2019
Discount rate	1.5%	2.1%	3.2%
Expected long-term return on plan assets	2.5%	3.4%	4.3%
Rate of compensation increase	3.0%	3.0%	3.2%
A 0.5% decrease in the expected rate of return would increase annual pension expense by $1.7 million.
In fiscal years 2021 and 2020, new mortality improvement scales were issued in the U.S. and the United Kingdom (U.K.) reflecting a decline in longevity projection from previous releases the Company adopted, which decreased the Company’s benefit obligations by $0.5 million and $7.8 million as of December 25, 2021 and December 26, 2020, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Plan Assets
The Company invests its pension assets with the objective of achieving a total long-term rate of return sufficient to fund future pension obligations and to minimize future pension contributions. The Company is willing to tolerate a commensurate level of risk to achieve this objective. The Company controls its risk by maintaining a diversified portfolio of asset classes. Plan assets did not include any of the Company’s common stock as of December 25, 2021 or December 26, 2020. The weighted-average target asset allocations are 20.7% to equity securities, 13.8% to fixed income securities and 65.5% to other securities.
The fair value of the Company’s pension plan assets by asset category are as follows:

	December 25, 2021				December 26, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$8,142	$4,549	$—	$12,691	$20,163	$1,466	$—	$21,629
Equity securities (1)	—	60,872	—	60,872	8,633	54,832	—	63,465
Debt securities (2)	—	140,082	—	140,082	—	99,188	—	99,188
Mutual funds (3)	7,071	69,269	—	76,340	7,018	65,189	—	72,207
Other (4)	—	44,568	1,078	45,646	508	66,439	1,316	68,263
Total	$15,213	$319,340	$1,078	$335,631	$36,322	$287,114	$1,316	$324,752
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
During fiscal year 2021, the Company contributed $9.1 million to the pension plans and expects to contribute approximately $0.2 million in fiscal year 2022. During fiscal year 2021, the Company paid $2.1 million directly to certain participants outside of plan assets.
Expected benefit payments are estimated using the same assumptions used in determining the Company’s benefit obligation as of December 25, 2021. Benefit payments will depend on future employment and compensation levels, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for fiscal years 2027 through 2031, are as follows.

Fiscal Year	Pension Plans
(in thousands)
2022	$7,317
2023	6,865
2024	7,475
2025	7,870
2026	53,330
2027-2031	45,604
Post-Retirement Health and Life Insurance Plans
The Company’s Canadian location offers post-retirement life insurance benefits to its employees and post-retirement medical and dental insurance coverage to certain executives. The plan is non-contributory and unfunded. As of December 25, 2021 and December 26, 2020, the accumulated benefit obligation related to the plan was $1.0 million and $1.3 million, respectively. The amounts included in other accumulated comprehensive income as well as expenses related to the plan were not significant for fiscal years 2021, 2020 and 2019.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Charles River Laboratories Employee Savings Plan
The Charles River Laboratories Employee Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all U.S. employees are eligible to participate upon employment. The plan contains a provision whereby the Company matches a percentage of employee contributions. During fiscal years 2021, 2020 and 2019, the costs associated with this defined contribution plan totaled $24.0 million, $14.6 million and $19.1 million, respectively.
13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, restricted stock units (RSUs), and performance share units (PSUs).
During fiscal years 2021, 2020 and 2019, the primary share-based awards and their general terms and conditions are as follows:
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
As of December 25, 2021, approximately 6.2 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards with newly issued shares. The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Cost of revenue	$13,087	$10,636	$9,038
Selling, general and administrative	58,387	45,705	48,233
Stock-based compensation, before income taxes	71,474	56,341	57,271
Provision for income taxes	(10,299)	(8,130)	(9,465)
Stock-based compensation, net of income taxes	$61,175	$48,211	$47,806
No stock-based compensation related costs were capitalized in fiscal years 2021, 2020 and 2019.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
The following table summarizes stock option activity under the Company’s stock-based compensation plans:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 26, 2020	1,216	$129.34
Options granted	160	$337.13
Options exercised	(431)	$105.80
Options canceled	(28)	$177.46
Options outstanding as of December 25, 2021	917	$175.24	4.7	$177,834
Options exercisable as of December 25, 2021	286	$127.69	2.6	$69,111
Options expected to vest as of December 25, 2021	631	$196.81	5.6	$108,723
The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year
	2021	2020	2019
Expected life (in years)	6.0	6.0	3.6
Expected volatility	32%	30%	27%
Risk-free interest rate	1.0%	0.4%	2.4%
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of stock options granted was $108.61, $53.37 and $33.97 for fiscal years 2021, 2020 and 2019, respectively.
As of December 25, 2021, the unrecognized compensation cost related to unvested stock options expected to vest was $21.4 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.2 years.
The total intrinsic value of options exercised during fiscal years 2021, 2020 and 2019 was $94.4 million, $48.6 million and $27.0 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.
Restricted Stock Units
The following table summarizes the restricted stock units activity for fiscal year 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 26, 2020	466	$144.03
Granted	103	$340.42
Vested	(173)	$131.93
Canceled	(23)	$194.61
December 25, 2021	373	$197.45
As of December 25, 2021, the unrecognized compensation cost related to shares of unvested RSUs expected to vest was $46.0 million, which is expected to be recognized over an estimated weighted-average amortization period of 2.4 years. The total fair value of RSU grants that vested during fiscal years 2021, 2020 and 2019 was $22.8 million, $20.0 million and $16.5 million, respectively.

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
The Company utilizes a Monte Carlo simulation valuation model to value these awards. Information pertaining to the Company’s PSUs and the related estimated weighted-average assumptions used to calculate their fair value were as follows:

	Fiscal Year
	2021	2020	2019
	(shares in thousands)
PSUs granted	64	98	160
Weighted average grant date fair value	$407.76	$209.67	$164.47
Key assumptions:
Expected volatility	37%	35%	25%
Risk-free interest rate	0.2%	0.2%	2.4%
Expected dividend yield	0%	0%	0%
Total shareholder return of 20-trading day average stock price on grant date	39.9%	21.7%	17.7%
The maximum number of common shares to be issued upon vesting of PSUs is 0.1 million. For fiscal years 2021, 2020 and 2019, the Company recognized stock-based compensation related to PSUs of $31.8 million, $22.7 million and $25.3 million, respectively. The total fair value of PSUs that vested during fiscal years 2021, 2020 and 2019 was $26.0 million, $20.9 million and $20.2 million, respectively.
In fiscal years 2021, 2020 and 2019, the Company also issued approximately 5,000, 9,000 and 15,000 PSUs using a weighted-average grant date fair value per share of $477.52, $179.66 and $144.67, respectively. These PSUs vest upon the achievement of financial targets and other performance measures.
14. FOREIGN CURRENCY CONTRACTS
Cross Currency Loans
The Company periodically enters into foreign exchange forward contracts to limit its foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility. These contracts are not designated as hedging instruments. Any gains or losses on these forward contracts are recognized immediately within Interest expense in the consolidated statements of income. The Company had no such open forward contracts as of December 25, 2021 or December 26, 2020.
The following table summarizes the effect of the foreign exchange forward contracts entered into to limit the Company’s foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility on the Company’s consolidated statements of income:

	Fiscal Year
	2021		2020		2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Interest expense	$73,910	$34,131	$86,433	$(9,325)	$60,882	$18,672
Intercompany Loans
The Company periodically enters into foreign exchange forward contracts to limit its foreign currency exposure related to certain intercompany loans. These contracts are not designated as hedging instruments. Any gains or losses on forward contracts associated with intercompany loans are recognized immediately in Other (expense) income, net and are largely offset by the remeasurement of the underlying intercompany loans.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company entered into foreign currency forward contracts related to certain intercompany loans during fiscal years 2021 and 2020. The Company had one open forward contracts as of December 25, 2021, with a duration of three months and was recorded at fair value in the Company’s accompanying consolidated balance sheet. The Company did not have any such open contracts as of December 26, 2020. The notional amount and fair value of the open contract is summarized as follows:

December 25, 2021
Notional Amount	Fair Value	Balance Sheet Location
(in thousands)
$39,211	$(141)	Other current liabilities
The Company had settled foreign currency forward contract related to certain intercompany loans during fiscal years 2021, 2020 and 2019, and recognized losses in Other (expense) income, net in the consolidated statement of income.
The following table summarizes the effect of the foreign exchange forward contracts in connection with certain intercompany loans on the Company’s consolidated statements of income:

	Fiscal Year
	2021		2020		2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Other (expense) income, net	$(35,894)	$(1,599)	$99,984	$(892)	$12,293	$(121)
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
The following table presents a summary of restructuring costs related to these initiatives within the consolidated statements of income:

	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
December 25, 2021
Cost of services provided and products sold (excluding amortization of intangible assets)	$1,898	$934	$2,832
Selling, general and administrative	2,819	1,205	4,024
Total	$4,717	$2,139	$6,856
December 26, 2020
Cost of services provided and products sold (excluding amortization of intangible assets)	$4,453	$920	$5,373
Selling, general and administrative	3,137	4,084	7,221
Total	$7,590	$5,004	$12,594
December 28, 2019
Cost of services provided and products sold (excluding amortization of intangible assets)	$4,348	$2,367	$6,715
Selling, general and administrative	7,106	18	7,124
Total	$11,454	$2,385	$13,839

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Fiscal Year
	2021	2020	2019
	(in thousands)
RMS	$7	$845	$3,110
DSA	3,114	8,605	7,307
Manufacturing	3,663	2,733	3,032
Unallocated corporate	72	411	390
Total	$6,856	$12,594	$13,839
Rollforward of Restructuring Activities
The following table provides a rollforward for all of the Company’s severance and transition costs and certain lease related costs related to all restructuring activities:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Beginning balance	$5,818	$6,406	$2,921
Expense (excluding non-cash charges)	5,695	9,284	12,674
Payments / utilization	(5,604)	(9,918)	(9,206)
Other non-cash adjustments	(1,831)	—	—
Foreign currency adjustments	(67)	46	17
Ending balance	$4,011	$5,818	$6,406
As of December 25, 2021 and December 26, 2020, $4.0 million and $5.8 million, respectively, of severance and other personnel related costs liabilities and lease obligation liabilities were included in accrued compensation and accrued liabilities within the Company’s consolidated balance sheets.
16. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

	Fiscal Year
	December 25, 2021	December 26, 2020
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$292,941	$178,220

Other current liabilities	$33,267	$24,674
Operating lease right-of-use liabilities	252,972	155,595
Total operating lease liabilities	$286,239	$180,269

Finance leases
Property, plant and equipment, net	$29,437	$31,614

Current portion of long-term debt and finance leases	$2,694	$3,018
Long-term debt, net and finance leases	24,529	26,029
Total finance lease liabilities	$27,223	$29,047

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of operating and finance lease costs were as follows:

	Fiscal Year
	December 25, 2021	December 26, 2020	December 28, 2019
	(in thousands)
Operating lease costs	$45,728	$32,965	$30,885
Finance lease costs:
Amortization of right-of-use assets	3,337	3,723	4,007
Interest on lease liabilities	1,280	1,306	1,349
Short-term lease costs	2,441	2,349	1,056
Variable lease costs	4,623	5,122	3,161
Sublease income	(2,008)	(1,673)	(994)
Total lease costs	$55,401	$43,792	$39,464
Other information related to leases was as follows:
Supplemental Cash Flow Information

	Fiscal Year
	December 25, 2021	December 26, 2020	December 28, 2019
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,576	$29,961	$27,153
Operating cash flows from finance leases	1,282	1,306	1,406
Finance cash flows from finance leases	3,202	4,350	3,766

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$142,764	$63,499	$24,382
Right-of-use lease assets obtained in exchange for new finance lease liabilities	1,567	1,571	4,819
Lease Term and Discount Rate

	As of	As of	As of
	December 25, 2021	December 26, 2020	December 28, 2019
Weighted-average remaining lease term (in years)
Operating lease	9.0	8.5	8.2
Finance lease	11.7	12.4	13.0
Weighted-average discount rate
Operating lease	3.6%	4.5%	4.4%
Finance lease	4.4%	4.1%	4.6%
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 25, 2021, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022	$43,420	$3,865
2023	40,959	3,524
2024	39,080	3,288
2025	37,177	2,955
2026	32,072	2,460
Thereafter	146,151	19,157
Total minimum future lease payments	338,859	35,249
Less: Imputed interest	52,620	8,026
Total lease liabilities	$286,239	$27,223
Total minimum future lease payments (predominantly operating leases) of approximately $111 million for leases that have not commenced as of December 25, 2021, as the Company does not yet control the underlying assets, are not included in the consolidated financial statements. These leases are expected to commence between fiscal years 2022 and 2024 with lease terms of approximately 6 to 15 years.
17. COMMITMENTS AND CONTINGENCIES
Insurance
The Company maintains certain insurance policies that maintain large deductibles up to approximately $2 million, some with or without stop-loss limits, depending on market availability. Insurance policies at certain locations are based on a percentage of the insured assets, for which deductibles for certain property may exceed $15.0 million in the event of a catastrophic event. In addition, the Company purchased representation and warranty insurance in support of some acquisitions, in which deductibles could reach $6.6 million.
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
Purchase Obligations
The Company enters into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations exclude agreements that are cancellable at any time without penalty. The aggregate amount of the Company’s unconditional purchase obligations totaled approximately $260 million as of December 25, 2021 and the majority of these obligations are expected to be settled during 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of December 25, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 25, 2021.
We have excluded certain business acquisitions completed during fiscal year 2021 (Cognate and Vigene) from the assessment of the effectiveness of internal control over financial reporting as of December 25, 2021. Total assets and total revenues of these acquired businesses that are excluded represent 2.5% and 3.1%, respectively, of the related consolidated financial statement amounts as of and for fiscal year ended December 25, 2021.
The effectiveness of our internal control over financial reporting as of December 25, 2021, has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
During fiscal year 2021, the Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2021 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 9B.    Other Information
On February 15, 2022, we entered into a letter agreement with Mr. Smith, our Corporate Executive Vice President and Chief Financial Officer, that amends our existing Service Agreement with him and that establishes parameters regarding a gradual and well-planned transition of his responsibilities. The letter agreement sets forth that in the event that Charles River appoints a successor to Mr. Smith’s role prior to September 30, 2022, Mr. Smith’s job title will change to Senior Financial Advisor though February 28, 2023, as he transitions his responsibilities to his successor. Throughout this transition period, Mr. Smith will remain available to answer questions related to his role and to consult with his successor or our CEO about matters where Mr. Smith’s skill, expertise or insight is considered necessary. Mr. Smith’s base compensation effective as of April 1, 2022 and through September 30, 2022 will be £479,981 per year. Mr. Smith will be eligible to receive a bonus of up to 70% of his base annual salary for the 2022 fiscal year, such bonus to be reduced on a pro-rata basis to reflect time worked within the fiscal year up to and including September 30, 2022. In lieu of a traditional annual equity grant made in May, Mr. Smith will receive a grant of restricted stock units on February 28, 2022 with a value of $1.5 million with a 12-month vesting period, such grant to be conditional upon Mr. Smith providing a smooth, structured handover of his responsibilities to his successor. The vesting of any previously granted equity awards will be unaffected and continue through February 28, 2023, with any equity that remains unvested at that date to be forfeited. The terms and conditions of any previously granted stock award agreements will be unaffected through February 28, 2023. The letter agreement provides that, notwithstanding termination of his employment, Charles River will continue to procure accountant services to Mr. Smith to complete his US and UK annual tax returns until the 2025-2026 tax year. In the event that a successor CFO is not appointed prior to September 30, 2022, Mr. Smith’s employment will continue as normal, and the terms of the letter agreement will no longer apply. In consideration for the benefits provided under the letter agreement, Mr. Smith has agreed he is not entitled to other severance or compensation benefits.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
A.    Directors and Compliance with Section 16(a) of the Exchange Act
Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2022 Proxy Statement under the sections captioned “Nominees for Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2022 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.
B.    Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Item 1. Business”
C.    Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2022 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.
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
Item 11.    Executive Compensation
The information required by this Item will be included in the 2022 Proxy Statement under the sections captioned “2021 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee,” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2022 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2022 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2022 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Item 15(a)(3) and Item 15(b) Exhibits
We have identified below each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger, dated as of February 17, 2021, by and among Charles River Laboratories International, Inc., Memphis Merger Sub, Inc., Cognate BioServices, Inc. and Mercury Fund 2 Holdco LLC, solely in its capacity as the initial representative of the Company Shareholders		8-K	February 17, 2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Sixth Amended and Restated By-Laws of Charles River Laboratories International, Inc.		8-K	December 15, 2021	3.1
4.1	Form of Common Stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1/A	June 23, 2000	4.1
4.2	Description of Securities		10-K	February 11, 2020	4.2
4.3	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.3
4.4	Charles River Laboratories International, Inc. Indenture Agreement with MUFG Union Bank, N.A. as Trustee dated April 3, 2018		8-K	April 3, 2018	4.1
4.5	Charles River Laboratories International, Inc. Second Supplemental Indenture, dates as of October 23, 2019, to the Indenture dated as of April 3, 2018		8-K	October 23, 2019	4.1
4.6	Form of Note for 4.250% Senior Notes due 2028		8-K	October 23, 2019	4.2
4.7	Indenture, dated as of March 23, 2021, between Charles River International, Inc. and U.S. Bank National Association, as trustee		8-K	March 23, 2021	4.1
4.8	First Supplemental Indenture, dated as of March 23, 2021, by and among the Charles River Laboratories International, Inc., the Guarantors and U.S. Bank National Association, as trustee		8-K	March 23, 2021	4.2
4.9	Form of Note for 3.750% Senior Notes due 2029 (included with Exhibit 4.12)		8-K	March 23, 2021	4.3
4.10	Form of Note for 4.000% Senior Notes due 2030 (included with Exhibit 4.12)		8-K	March 23, 2021	4.4
4.11	Form of Senior Debt Indenture between Charles River Laboratories International, Inc. and U.S. Bank National Association		S-3	May 4, 2021	4.1
4.12	Form of Subordinated Debt Indenture between Charles River Laboratories International, Inc. and U.S. Bank National Association		S-3	May 4, 2021	4.2
10.1*	Charles River Laboratories International, Inc. 2016 Incentive Plan		10-Q	August 3, 2016	10.1
10.2*	Charles River Laboratories International, Inc. Amended and Restated 2018 Incentive Plan, dated March 20, 2018, as amended and restated May 6, 2020		10-Q	May 7, 2020	10.1
10.3*	Charles River Laboratories International, Inc. Form of Stock Option granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.4
10.4*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.7
10.5*	Charles River Laboratories International, Inc. Form of Non-Qualified Stock Option granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.1
10.6*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.2

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
10.7*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.8*	Form of Change in Control Agreement		10-K	February 23, 2009	10.7
10.9*	Charles River Laboratories International, Inc. Non-Employee Directors Deferral Plan dated April 5, 2016		10-Q	May 4, 2016	10.1
10.10*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.11*	Agreement between David Smith and Charles River Laboratories, Inc. effective October 26, 2020		10-Q	October 29, 2020	10.1
10.12*	Amended and Restated Employment Agreement by and between James C. Foster and Charles River International, Inc., dated May 18, 2021		8-K	May 18, 2021	99.1
10.13*	Executive Incentive Compensation Program effective January 1, 2021		10-Q	May 4, 2021	10.2
10.14*	Charles River Laboratories amended and restated Deferred Compensation Plan, as amended		10-Q	May 4, 2021	10.3
10.15	Ninth Amended and Restated Credit Agreement, dated as of April 21, 2021, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto		8-K	April 23, 2021	10.1
10.16*	Charles River Laboratories International, Inc. Restricted Stock Unit Award, dated December 25, 2021 granted to Joseph W. LaPlume		8-K	December 27, 2021	10.1
10.17*	Charles River Laboratories International, Inc. Performance Share Unit Award, dated December 25, 2021 granted to Joseph W. LaPlume		8-K	December 27, 2021	10.2
10.18*†	Agreement between David Ross Smith and Charles River Discovery Research Services UK Limited dated February 15, 2022	X
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Management contract or compensatory plan, contract or arrangement.
† Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
February 16, 2022	By:	/s/ DAVID R. SMITH
David R. Smith
Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	Chairman, President and Chief Executive Officer	February 16, 2022
James C. Foster

By:	/s/ DAVID R. SMITH	Corporate Executive Vice President and	February 16, 2022
	David R. Smith	Chief Financial Officer

By:	/s/ MICHAEL G. KNELL	Corporate Senior Vice President and	February 16, 2022
	Michael G. Knell	Chief Accounting Officer

By:	/s/ NANCY C. ANDREWS	Director	February 16, 2022
Nancy C. Andrews

By:	/s/ ROBERT J. BERTOLINI	Director	February 16, 2022
Robert J. Bertolini

By:	/s/ DEBORAH T. KOCHEVAR	Director	February 16, 2022
Deborah T. Kochevar

By:	/s/ GEORGE LLADO	Director	February 16, 2022
George Llado

By:	/s/ MARTIN MACKAY	Director	February 16, 2022
Martin Mackay

By:	/s/ GEORGE E. MASSARO	Director	February 16, 2022
George E. Massaro

By:	/s/ GEORGE M. MILNE, JR.	Director	February 16, 2022
George M. Milne, Jr.

By:	/s/ C. RICHARD REESE	Director	February 16, 2022
C. Richard Reese

By:	/s/ RICHARD F. WALLMAN	Director	February 16, 2022
Richard F. Wallman

By:	/s/ VIRGINIA M. WILSON	Director	February 16, 2022
Virginia M. Wilson