Form 10-Q
period 2022-03-26
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2022-05-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 26, 2022

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2022, there were 50,804,860 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2022

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
For example, we may use forward-looking statements when addressing topics such as: the COVID-19 pandemic, its duration, its impact on our business, results of operations, financial condition, liquidity, use of our borrowings, business practices, operations, suppliers, inventory and supplies, third party service providers, customers, employees, industry, ability to meet future performance obligations, ability to timely account for assets on our balance sheet, ability to efficiently implement advisable safety precautions, and internal controls over financial reporting; the COVID-19 pandemic’s impact on demand, the global economy and financial markets, changes and uncertainties in the global economy; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; the impact of acquisitions and divestitures; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of implementing newly issued accounting pronouncements; the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose; changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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
Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 25, 2021, under the sections entitled “Our Strategy,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 26, 2022	March 27, 2021
Service revenue	$720,485	$626,581
Product revenue	193,444	197,985
Total revenue	913,929	824,566
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	486,864	423,975
Cost of products sold (excluding amortization of intangible assets)	90,247	92,313
Selling, general and administrative	150,033	155,733
Amortization of intangible assets	38,007	28,842
Operating income	148,778	123,703
Other income (expense):
Interest income	127	35
Interest expense	(9,434)	(29,719)
Other expense, net	(28,625)	(27,717)
Income before income taxes	110,846	66,302
Provision for income taxes	15,620	2,367
Net income	95,226	63,935
Less: Net income attributable to noncontrolling interests	2,204	2,405
Net income attributable to common shareholders	$93,022	$61,530

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.84	$1.23
Diluted	$1.81	$1.20

Weighted-average number of common shares outstanding:
Basic	50,640	49,980
Diluted	51,325	51,075

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 26, 2022	March 27, 2021
Net income	$95,226	$63,935
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,952)	9,829
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	746	988
Comprehensive income, before income taxes related to items of other comprehensive income	83,020	74,752
Less: Income tax benefit related to items of other comprehensive income	(2,018)	(1,025)
Comprehensive income, net of income taxes	85,038	75,777
Less: Comprehensive income related to noncontrolling interests, net of income taxes	2,209	2,390
Comprehensive income attributable to common shareholders, net of income taxes	$82,829	$73,387

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 26, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$241,869	$241,214
Trade receivables and contract assets, net of allowances for credit losses of $6,154 and $7,180, respectively	697,843	642,881
Inventories	221,175	199,146
Prepaid assets	90,496	93,543
Other current assets	81,703	97,311
Total current assets	1,333,086	1,274,095
Property, plant and equipment, net	1,321,618	1,291,068
Operating lease right-of-use assets, net	304,758	292,941
Goodwill	2,695,994	2,711,881
Client relationships, net	948,830	981,398
Other intangible assets, net	70,707	79,794
Deferred tax assets	43,404	40,226
Other assets	356,652	352,889
Total assets	$7,075,049	$7,024,292
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$2,642	$2,795
Accounts payable	225,977	198,130
Accrued compensation	165,224	246,119
Deferred revenue	228,260	219,703
Accrued liabilities	227,203	228,797
Other current liabilities	144,533	137,641
Total current liabilities	993,839	1,033,185
Long-term debt, net and finance leases	2,676,165	2,663,564
Operating lease right-of-use liabilities	264,356	252,972
Deferred tax liabilities	230,949	239,720
Other long-term liabilities	239,015	242,859
Total liabilities	4,404,324	4,432,300
Commitments and contingencies (Notes 2, 9, 11 and 13)
Redeemable noncontrolling interests	55,819	53,010
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 50,911 shares issued and 50,800 shares outstanding as of March 26, 2022, and 50,480 shares issued and outstanding as of December 25, 2021	509	505
Additional paid-in capital	1,744,829	1,718,304
Retained earnings	1,073,773	980,751
Treasury stock, at cost, 111 and 0 shares, as of March 26, 2022 and December 25, 2021, respectively	(33,994)	—
Accumulated other comprehensive loss	(174,933)	(164,740)
Total equity attributable to common shareholders	2,610,184	2,534,820
Noncontrolling interest	4,722	4,162
Total equity	2,614,906	2,538,982
Total liabilities, redeemable noncontrolling interests and equity	$7,075,049	$7,024,292
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 26, 2022	March 27, 2021
Cash flows relating to operating activities
Net income	$95,226	$63,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,299	61,508
Stock-based compensation	14,619	13,189
Loss on debt extinguishment and other financing costs	1,028	26,907
Deferred income taxes	(7,563)	(9,125)
Loss on venture capital and strategic equity investments, net	13,903	16,719
Contingent consideration, fair value changes	(3,450)	—
Other, net	5,211	496
Changes in assets and liabilities:
Trade receivables and contract assets, net	(57,942)	5,598
Inventories	(23,164)	(11,404)
Accounts payable	40,932	9,622
Accrued compensation	(79,795)	(37,360)
Deferred revenue	12,078	5,006
Customer contract deposits	4,750	(5,446)
Other assets and liabilities, net	11,498	30,584
Net cash provided by operating activities	102,630	170,229
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	—	(94,197)
Capital expenditures	(80,464)	(28,030)
Purchases of investments and contributions to venture capital investments	(13,296)	(16,550)
Proceeds from sale of investments	205	—
Other, net	(4,450)	781
Net cash used in investing activities	(98,005)	(137,996)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	962,005	1,954,011
Proceeds from exercises of stock options	12,199	19,612
Payments on long-term debt, revolving credit facility, and finance lease obligations	(948,267)	(1,714,195)
Purchase of treasury stock	(33,994)	(36,028)
Payment of debt extinguishment and financing costs	—	(28,680)
Other, net	(5,226)	—
Net cash (used in) provided by financing activities	(13,283)	194,720
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,740	10,953
Net change in cash, cash equivalents, and restricted cash	(2,918)	237,906
Cash, cash equivalents, and restricted cash, beginning of period	246,314	233,119
Cash, cash equivalents, and restricted cash, end of period	$243,396	$471,025

Supplemental cash flow information:
Cash and cash equivalents	$241,869	$465,411
Restricted cash included in Other current assets	413	4,012
Restricted cash included in Other assets	1,114	1,602
Cash, cash equivalents, and restricted cash, end of period	$243,396	$471,025

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 25, 2021	50,480	$505	$1,718,304	$980,751	$(164,740)	—	$—	$2,534,820	$4,162	$2,538,982
Net income	—	—	—	93,022	—	—	—	93,022	560	93,582
Other comprehensive loss	—	—	—	—	(10,193)	—	—	(10,193)	—	(10,193)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,161)	—	—	—	—	(1,161)	—	(1,161)
Issuance of stock under employee compensation plans	431	4	13,067	—	—	—	—	13,071	—	13,071
Purchase of treasury shares	—	—	—	—	—	111	(33,994)	(33,994)	—	(33,994)
Stock-based compensation	—	—	14,619	—	—	—	—	14,619	—	14,619
March 26, 2022	50,911	$509	$1,744,829	$1,073,773	$(174,933)	111	$(33,994)	$2,610,184	$4,722	$2,614,906

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 26, 2020	49,767	$498	$1,627,564	$625,414	$(138,874)	—	$—	$2,114,602	$3,567	$2,118,169
Net income	—	—	—	61,530	—	—	—	61,530	690	62,220
Other comprehensive income	—	—	—	—	11,857	—	—	11,857	—	11,857
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(835)	—	—	—	—	(835)	—	(835)
Issuance of stock under employee compensation plans	583	6	19,606	—	—	—	—	19,612	—	19,612
Purchase of treasury shares	—	—	—	—	—	134	(36,028)	(36,028)	—	(36,028)
Stock-based compensation	—	—	13,189	—	—	—	—	13,189	—	13,189
March 27, 2021	50,350	$504	$1,659,524	$686,944	$(127,017)	134	$(36,028)	$2,183,927	$4,257	$2,188,184

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2021. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
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
Newly Issued Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance.” ASU 2021-10 requires disclosures about transactions with a government that have been accounted for by a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions, and the effect on the financial statements. The ASU is an annual disclosure effective for fiscal years beginning after December 15, 2021 and will be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures, but does not believe there will be a material impact.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2021.
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
The Company’s fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end, which will occur in this fiscal year 2022.
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing). The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Research and GMP-Compliant Cells businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services); and Research and GMP-Compliant Cells, which supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. The Company’s DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and nonregulated (GLP and non-GLP) safety assessment services. The Company’s Manufacturing reportable segment includes

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2022 Acquisition
On April 5, 2022, the Company acquired Explora BioLabs Holdings, Inc. (Explora BioLabs), a provider of contract vivarium research services, providing biopharmaceutical clients with turnkey in vivo vivarium facilities, management and related services to efficiently conduct their early-stage research activities. The acquisition of Explora BioLabs complements the Company’s existing Insourcing Solutions business, specifically the CRADL (Charles River Accelerator and Development Lab) footprint, and offers incremental opportunities to partner with an emerging client base, many of which are engaged in cell and gene therapy development. The preliminary purchase price of Explora BioLabs was approximately $295 million in cash, subject to customary closing adjustments. The acquisition was funded through proceeds from the Company’s credit facility (Credit Facility). This business will be reported as part of the Company’s RMS segment. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed.
Fiscal 2021 Acquisitions
Vigene Biosciences, Inc.
On June 28, 2021, the Company acquired Vigene Biosciences, Inc. (Vigene), a gene therapy contract development and manufacturing organization (CDMO), providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The purchase price of Vigene was $323.9 million, net of $2.7 million in cash. Included in the purchase price are contingent payments fair valued at $34.5 million, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s Manufacturing reportable segment.
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
Cognate BioServices, Inc.
On March 29, 2021, the Company acquired Cognate BioServices, Inc. (Cognate), a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate establishes the Company as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The purchase price of Cognate was $877.9 million, net of $70.5 million in cash, subject to certain post-closing adjustments and includes $15.7 million of consideration for an approximate 2% ownership interest not acquired, which was redeemed in April 2022 with the ultimate payout tied to performance in 2021. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility and senior notes (Senior Notes) issued in fiscal 2021. This business is reported as part of the Company’s Manufacturing reportable segment.
Distributed Bio, Inc.
On December 31, 2020, the Company acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands the Company’s capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by the Company during prior fiscal years, and $14.1 million of contingent consideration, which was estimated using a Monte Carlo Simulation model (the maximum

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contingent contractual payments are up to $21.0 million based on future performance and milestone achievements over a one-year period). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
Other Acquisition
On March 3, 2021, the Company acquired certain assets from a distributor that supports the Company’s DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $17.5 million based on future performance over a three-year period). The fair value of the net assets acquired included $17.3 million of goodwill, $15.2 million attributed to supplier relationships (to be amortized over a 4-year period), and $3.0 million of property, plant, and equipment. The business is reported as part of the Company’s DSA reportable segment.
Purchase price information
The purchase price allocation was as follows:

	Vigene (3)	Retrogenix	Cognate	Distributed Bio
	June 28, 2021	March 30, 2021	March 29, 2021	December 31, 2020
	(in thousands)
Trade receivables	$3,548	$2,266	$18,566	$2,722
Other current assets (excluding cash)	1,657	209	14,128	221
Property, plant and equipment	7,649	400	52,082	2,382
Operating lease right-of-use asset, net	22,507	1,385	34,349	1,586
Goodwill (1)	239,681	34,489	611,555	71,585
Definite-lived intangible assets	93,900	22,126	270,900	24,540
Other long-term assets	694	—	6,098	469
Deferred revenue	(4,260)	(434)	(20,539)	(1,319)
Other current liabilities (2)	(6,319)	(1,141)	(45,388)	(1,504)
Operating lease right-of-use liabilities (Long-term)	(21,220)	(1,205)	(31,383)	(1,123)
Deferred tax liabilities	(13,958)	(4,174)	(32,503)	(2,529)
Total purchase price allocation	$323,879	$53,921	$877,865	$97,030

(1) The goodwill resulting from these transactions is primarily attributable to the potential growth of the Company’s segments from new customers introduced to the acquired businesses and the assembled workforce of the acquirees. The goodwill attributable to these entities is not deductible for tax purposes.

(2) In connection with its acquisitions of businesses, the Company routinely records liabilities related to indirect state and local taxes for preacquisition periods when such liabilities are estimable and deemed probable. The Company may or may not be indemnified for such indirect tax liabilities under terms of the acquisitions. As these indirect tax contingencies are resolved, actual obligations, and any indemnifications, may differ from the recorded amounts and any differences are reflected in reported results in the period in which these are resolved. As of March 26, 2022, the Company estimates that it is reasonably possible that these recorded liabilities of $17 million may decrease over the next twelve month period as the Company seeks a favorable ruling from tax authorities on certain indirect tax positions.

(3) Purchase price allocation is preliminary and subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The definite-lived intangible assets acquired were as follows:

	Vigene	Retrogenix	Cognate	Distributed Bio
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$87,500	$17,340	$257,200	$16,080
Other intangible assets	6,400	4,786	13,700	8,460
Total definite-lived intangible assets	$93,900	$22,126	$270,900	$24,540

Weighted Average Amortization Life	(in years)
Client relationships	12	13	13	9
Other intangible assets	2	3	2	4
Total definite-lived intangible assets	11	11	13	7
The company incurred transaction and integration costs in connection with its acquisitions of $7.1 million and $8.7 million, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income for the three months ended March 26, 2022 and March 27, 2021, respectively.
Pro forma information
The following selected unaudited pro forma consolidated results of operations are presented as if the Cognate and Vigene acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. For the three months ended March 26, 2021, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $9.2 million, additional interest expense on borrowing of $3.4 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. All other acquisitions have not been included because that information is not material to the consolidated financial statements.

Three Months Ended
March 27, 2021
(in thousands)
(unaudited)
Revenue	$858,800
Net income attributable to common shareholders	37,575
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
RMS Japan Divestiture
On October 12, 2021, the Company sold its RMS Japan operations to The Jackson Laboratory for a preliminary purchase price of $73.1 million, which included $7.9 million in cash, $3.8 million pension over funding, and certain post-closing adjustments.
The RMS Japan business was reported in the Company’s RMS reportable segment. The Company determined that the RMS Japan business was not optimized within the Company’s portfolio at its current scale, and that the capital could be better deployed in other long-term growth opportunities.
CDMO Sweden Divestiture
On October 12, 2021, the Company sold its gene therapy CDMO site in Sweden to a private investor group for a preliminary purchase price of $59.6 million, net of $0.2 million in cash and other post-closing adjustments that may impact the purchase price. Included in the purchase price are contingent payments fair valued at $15.3 million, which were estimated using a probability weighted model (the maximum contingent contractual payments are up to $25.0 million based on future performance), as well as a purchase obligation of approximately $10.0 million between the parties.
The CDMO Sweden business was acquired in March 2021 as part of the acquisition of Cognate and was reported in the Company’s Manufacturing reportable segment. The Company routinely evaluates the strategic fit and fundamental performance of our acquisitions integrated within our global infrastructure. As part of this assessment, the Company determined that this capital could be better deployed in other long-term growth opportunities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The carrying amounts of the major classes of assets and liabilities associated with the divestitures of the businesses were as follows:

	October 12, 2021
	RMS Japan	CDMO Sweden
	(in thousands)
Assets
Current assets	$26,524	$8,187
Property, plant, and equipment, net	17,379	14,339
Operating lease right-of-use assets, net	—	19,733
Goodwill	4,129	27,764
Intangible assets, net	—	14,089
Other assets	3,695	—
Total assets	$51,727	$84,112

Liabilities
Current liabilities	$8,705	$6,386
Operating lease right-of-use liabilities	—	18,221
Long-term liabilities	94	—
Total liabilities	$8,799	$24,607
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$69,924	$64,896
Services and products transferred at a point in time	106,618	112,014
Total RMS revenue	176,542	176,910
DSA
Services and products transferred over time	542,336	500,468
Services and products transferred at a point in time	1,923	710
Total DSA revenue	544,259	501,178
Manufacturing
Services and products transferred over time	95,009	50,568
Services and products transferred at a point in time	98,119	95,910
Total Manufacturing revenue	193,128	146,478
Total revenue	$913,929	$824,566
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 26, 2022. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) service revenue recognized in accordance with ASC 842, “Leases” (see additional disclosure for Other Performance Obligations).
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 26, 2022:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$404,549	$414,174	$36,670	$1,752	$857,145
Manufacturing	1,875	—	—	—	1,875
Total	$406,424	$414,174	$36,670	$1,752	$859,020
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
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	March 26, 2022	December 25, 2021
	(in thousands)
Balances from contracts with customers:
Client receivables	$526,736	$489,452
Contract assets (unbilled revenue)	177,261	160,609
Contract liabilities (current and long-term deferred revenue)	251,182	240,281
Contract liabilities (customer contract deposits)	63,985	59,512
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $44 million and $36 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of March 26, 2022 and December 25, 2021, respectively. Advanced client payments of approximately $64 million and $60 million have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 26, 2022 and December 25, 2021, respectively.
Other changes in the contract asset and the contract liability balances during the three months ended March 26, 2022 and March 27, 2021 were as follows:
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
During the three months ended March 26, 2022 and March 27, 2021, immaterial cumulative catch-up adjustments to revenue were recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 60% of unbilled revenue as of December 25, 2021, which was $161 million, was billed during the three months ended March 26, 2022. Approximately 60% of unbilled revenue as of December 26, 2020, which was $135 million, was billed during the three months ended March 27, 2021.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 65% of contract liabilities as of December 25, 2021, which was $240 million, were recognized as revenue during the three months ended March 26, 2022. Approximately 60% of contract liabilities as of December 26, 2020, which was $227 million, were recognized as revenue during the three months ended March 27, 2021.
Other Performance Obligations
As part of the Company’s service offerings, primarily in the Manufacturing segment, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year. For the three months ended March 26, 2022, the Company recognized lease revenue of $7.9 million, which is recorded within service revenue, which is transferred over time, within the unaudited condensed consolidated statements of income. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT INFORMATION
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in thousands)
RMS
Revenue	$176,542	$176,910
Operating income	47,882	44,935
Depreciation and amortization	9,469	9,679
Capital expenditures	8,646	2,983
DSA
Revenue	$544,259	$501,178
Operating income	104,986	90,949
Depreciation and amortization	46,789	44,608
Capital expenditures	48,930	17,040
Manufacturing
Revenue	$193,128	$146,478
Operating income	46,368	49,437
Depreciation and amortization	18,482	6,569
Capital expenditures	22,828	7,110
The following tables present reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
	(in thousands)
Three Months Ended:
Total reportable segments	$199,236	$185,321	$74,740	$60,856	$80,404	$27,133
Unallocated corporate	(50,458)	(61,618)	559	652	60	897
Total consolidated	$148,778	$123,703	$75,299	$61,508	$80,464	$28,030

Revenue for each significant product or service offering is as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in thousands)
RMS	$176,542	$176,910
DSA	544,259	501,178
Manufacturing	193,128	146,478
Total revenue	$913,929	$824,566

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of unallocated corporate expense consists of the following:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in thousands)
Stock-based compensation	$8,503	$7,642
Compensation, benefits, and other employee-related expenses	28,636	27,362
External consulting and other service expenses	4,319	7,356
Information technology	2,474	4,095
Depreciation	559	652
Acquisition and integration	5,826	10,560
Other general unallocated corporate	141	3,951
Total unallocated corporate expense	$50,458	$61,618
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
March 26, 2022	$526,549	$251,087	$85,246	$48,946	$2,101	$913,929
March 27, 2021	448,482	237,535	77,107	59,446	1,996	824,566
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables and contract assets, net is as follows:

	March 26, 2022	December 25, 2021
	(in thousands)
Client receivables	$526,736	$489,452
Unbilled revenue	177,261	160,609
Total	703,997	650,061
Less: Allowance for credit losses	(6,154)	(7,180)
Trade receivables and contract assets, net	$697,843	$642,881
The composition of inventories is as follows:

	March 26, 2022	December 25, 2021
	(in thousands)
Raw materials and supplies	$34,763	$33,118
Work in process	35,651	40,268
Finished products	150,761	125,760
Inventories	$221,175	$199,146

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of other current assets is as follows:

	March 26, 2022	December 25, 2021
	(in thousands)
Prepaid income tax	$71,272	$84,725
Short-term investments	1,065	1,063
Restricted cash	413	4,023
Other receivables	8,953	7,500
Other current assets	$81,703	$97,311
The composition of other assets is as follows:

	March 26, 2022	December 25, 2021
	(in thousands)
Venture capital investments	$137,689	$149,640
Strategic equity investments	60,576	51,712
Life insurance policies	47,262	51,048
Other long-term income tax assets	18,195	18,690
Restricted cash	1,114	1,077
Long-term pension assets	39,626	39,582
Other	52,190	41,140
Other assets	$356,652	$352,889
The composition of other current liabilities is as follows:

	March 26, 2022	December 25, 2021
	(in thousands)
Current portion of operating lease right-of-use liabilities	$37,758	$33,267
Accrued income taxes	29,838	26,161
Customer contract deposits	63,985	59,512
Other	12,952	18,701
Other current liabilities	$144,533	$137,641
The composition of other long-term liabilities is as follows:

	March 26, 2022	December 25, 2021
	(in thousands)
U.S. Transition Tax	$43,057	$43,057
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plans	107,000	104,944
Long-term deferred revenue	22,922	20,578
Other	66,036	74,280
Other long-term liabilities	$239,015	$242,859
6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $137.7 million and $149.6 million as of March 26, 2022 and December 25, 2021, respectively. The Company’s total commitment to the venture capital funds as of March 26, 2022 was $173.9 million, of which the Company funded $116.6 million through that date. The Company received distributions totaling $1.3 million and $9.3 million for the three months ended March 26, 2022 and March 27, 2021, respectively.
The Company recognized net losses on venture capital investments of $13.4 million for the three months ended March 26, 2022, driven by the decrease in the fair value of publicly-held investments offset by increases from private investments, and net losses of $16.4 million for the three months ended March 27, 2021, driven by both publicly-held and private investments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Strategic equity investments were $60.6 million and $51.7 million as of March 26, 2022 and December 25, 2021, respectively. The Company purchased $10 million of an interest in a strategic equity investment for the three months ended March 26, 2022 and recognized insignificant gains and losses for the three months ended March 26, 2022 and March 27, 2021. Additionally, the Company has a $25 million commitment to purchase an additional interest in an existing strategic equity investment.
In April 2022, the Company acquired a 49% equity interest in a supplier supporting the DSA reportable segment (the Investee) for approximately $90 million up front and an additional future contingent payment of up to $5 million based upon the Investee’s future performance. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of purchase price between the fair value of the investment and the proportional interest in the Investee’s underlying net assets.
7. FAIR VALUE
The Company has certain financial assets and liabilities recorded at fair value, which have been classified as Level 1, 2, or 3 within the fair value hierarchy. Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 26, 2022
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$2,030	$—	$2,030
Other assets:
Life insurance policies	—	40,045	—	40,045
Total assets measured at fair value	$—	$42,075	$—	$42,075

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$13,515	$13,515
Other long-term liabilities measured at fair value:
Contingent consideration	—	—	16,644	16,644
Total liabilities measured at fair value	$—	$—	$30,159	$30,159
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 26, 2022, there were no transfers between levels.

	December 25, 2021
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$893	$—	$893
Other assets:
Life insurance policies	—	42,918	—	42,918
Total assets measured at fair value	$—	$43,811	$—	$43,811

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$11,794	$11,794
Other long-term liabilities measured at fair value:
Contingent consideration	—	—	25,450	25,450
Total liabilities measured at fair value	$—	$—	$37,244	$37,244
During the year ended December 25, 2021, there were no transfers between levels.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in thousands)
Beginning balance	$37,244	$2,328
Additions	—	29,990
Payments	(3,301)	—
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	(3,450)	917
Foreign currency translation	(334)	(72)
Ending balance	$30,159	$33,163
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $73 million, of which the value accrued as of March 26, 2022 is approximately $30 million. The weighted average probability of achieving the maximum target is approximately 42%. The average volatility and weighted average cost of capital are approximately 47% and 16%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
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

	March 26, 2022		December 25, 2021
	Book Value	Fair Value	Book Value	Fair Value
4.25% Senior Notes due 2028	$500,000	$483,100	$500,000	$521,250
3.75% Senior Notes due 2029	500,000	466,250	500,000	506,700
4.0% Senior Notes due 2031	500,000	466,850	500,000	507,500
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 25, 2021	Acquisition Related	Foreign Exchange	March 26, 2022
	(in thousands)
RMS	$283,524	$—	$(150)	$283,374
DSA	1,472,506	—	(9,505)	1,463,001
Manufacturing	955,851	(592)	(5,640)	949,619
Goodwill	$2,711,881	$(592)	$(15,295)	$2,695,994

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
The following table displays intangible assets, net by major class:

	March 26, 2022			December 25, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$12,513	$(10,712)	$1,801	$12,577	$(9,517)	$3,060
Technology	134,544	(98,281)	36,263	135,764	(95,454)	40,310
Trademarks and trade names	13,018	(3,893)	9,125	13,086	(3,448)	9,638
Other	35,319	(11,801)	23,518	35,231	(8,445)	26,786
Other intangible assets	195,394	(124,687)	70,707	196,658	(116,864)	79,794
Client relationships	1,471,872	(523,042)	948,830	1,475,757	(494,359)	981,398
Intangible assets	$1,667,266	$(647,729)	$1,019,537	$1,672,415	$(611,223)	$1,061,192
The decrease in intangible assets, net during the three months ended March 26, 2022 related primarily to the normal amortization over the useful lives.
9. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	March 26, 2022	December 25, 2021
	(in thousands)
Revolving facility	$1,174,169	$1,161,431
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	366	368
Finance leases	25,955	27,223
Total debt and finance leases	2,700,490	2,689,022
Less:
Current portion of long-term debt	99	101
Current portion of finance leases	2,543	2,694
Current portion of long-term debt and finance leases	2,642	2,795
Long-term debt and finance leases	2,697,848	2,686,227
Debt discount and debt issuance costs	(21,683)	(22,663)
Long-term debt, net and finance leases	$2,676,165	$2,663,564
As of March 26, 2022 and December 25, 2021, the weighted average interest rate on the Company’s debt was 2.87% and 2.78%, respectively. During the three months ended March 27, 2021, the Company prepaid $500 million of Senior Notes due in 2026 along with $21 million of related debt extinguishment costs and $13 million of accrued interest using proceeds from additional senior notes issued on the same day. The payment of the 2026 Senior Notes was accounted for as a debt extinguishment. Approximately $21 million of debt extinguishment costs and $5 million of deferred financing costs write-offs were recorded in Interest expense for the three months ended March 27, 2021.
Cross currency loans
During the three months ended March 26, 2022 and March 27, 2021, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility, which were approximately $400 million each. This resulted in foreign currency losses recognized in Other (expense) income, net of $11.1 million and $13.4 million during the three months ended March 26, 2022 and March 27, 2021, respectively, related to the remeasurement of the underlying debt. As of March 26, 2022, the Company did not have any outstanding borrowings in a currency different than its respective functional currency.
The Company periodically enters into foreign exchange forward contracts to limit its foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility. These

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts are not designated as hedging instruments. This resulted in gains recognized within Interest expense of $11.8 million and $14.0 million during the three months ended March 26, 2022 and March 27, 2021, respectively, related to these forward contracts. The Company had no open forward contracts related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency at March 26, 2022 or December 25, 2021.
Letters of Credit
As of March 26, 2022 and December 25, 2021, the Company had $17.7 million in outstanding letters of credit.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in thousands)
Numerator:
Net income	$95,226	$63,935
Less: Net income attributable to noncontrolling interests	2,204	2,405
Net income attributable to common shareholders	$93,022	$61,530

Denominator:
Weighted-average shares outstanding - Basic	50,640	49,980
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	685	1,095
Weighted-average shares outstanding - Diluted	51,325	51,075
Options to purchase 0.2 million and less than 0.1 million shares for the three months ended March 26, 2022 and March 27, 2021, respectively, as well as a non-significant number of restricted stock units (RSUs) and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for the three months ended March 26, 2022 and March 27, 2021 excluded the impact of 0.4 million and 0.6 million shares, respectively, of non-vested RSUs and PSUs.
Treasury Shares
During the three months ended March 26, 2022 and March 27, 2021, the Company did not repurchase any shares under its authorized stock repurchase program. As of March 26, 2022, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the three months ended March 26, 2022 and March 27, 2021, the Company acquired 0.1 million shares for $34.0 million and 0.1 million shares for $36.0 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 25, 2021	$(98,173)	$(66,567)	$(164,740)
Other comprehensive loss before reclassifications	(12,957)	—	(12,957)
Amounts reclassified from accumulated other comprehensive income	—	746	746
Net current period other comprehensive (loss) income	(12,957)	746	(12,211)
Income tax (benefit) expense	(2,200)	182	(2,018)
March 26, 2022	$(108,930)	$(66,003)	$(174,933)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three months ended March 26, 2022 and March 27, 2021.
Redeemable Noncontrolling Interests
The Company has a 92% equity interest in Vital River with an 8% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($24.3 million as of March 26, 2022) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.
The Company has an 80% equity interest in a subsidiary with a 20% redeemable noncontrolling interest. In August 2022, the Company will have the right to purchase, and the noncontrolling interest holders have the right to sell (Put/call option), the remaining 20% equity interest at its appraised value ($31.5 million as of March 26, 2022). The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 20% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 20% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in thousands)
Beginning balance	$53,010	$25,499
Adjustment of noncontrolling interest to redemption value	1,161	835
Net income attributable to noncontrolling interests	1,644	1,716
Foreign currency translation	4	(15)
Ending balance	$55,819	$28,035

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES
The Company’s effective tax rates for the three months ended March 26, 2022 and March 27, 2021 were 14.1% and 3.6%, respectively. The increase in the effective tax rate from the prior year period was primarily attributable to a decreased tax benefit from stock-based compensation deductions in the three months ended March 26, 2022.
For the three months ended March 26, 2022, the Company’s unrecognized tax benefits increased by $1.6 million to $34.2 million, primarily due to increases in research & development tax credit reserves. For the three months ended March 26, 2022, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $1.1 million to $31.1 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $1.7 million as of March 26, 2022. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $11.3 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2018.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, France, the Netherlands, and India. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.
12. RESTRUCTURING AND ASSET IMPAIRMENTS
In recent fiscal years, the Company has undertaken productivity improvement initiatives within all reportable segments at various locations across the U.S., Canada, Europe, and China. This includes workforce right-sizing and scalability initiatives, resulting in severance and transition costs; and cost related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation charges. The Company does not have any significant remaining lease obligations for facilities associated with restructuring activities. The following table presents a summary of restructuring costs related to these initiatives within the unaudited condensed consolidated statements of income:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in Thousands)
Restructuring Costs:
RMS	$674	$7
DSA	143	559
Manufacturing	107	334
Unallocated corporate	1,087	(151)
Total	$2,011	$749
As of March 26, 2022 and March 27, 2021, $4.2 million and $2.2 million, respectively, of severance and other personnel related costs liabilities and lease obligation liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2021. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” included elsewhere within this Form 10-Q. Certain percentage changes may not recalculate due to rounding.
Overview
We are a full service, non-clinical contract research organization (CRO). We have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, which is able to support our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities, including our recently acquired contract development and manufacturing organization (CDMO) business. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
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
Russia-Ukraine Conflict
In February 2022, the Russian Federation launched an invasion of the country of Ukraine resulting in conflict in the region and a variety of sanctions against the Russian Federation enacted by several governments, including the U.S, United Kingdom, Canada and European Union. The conflict has had and continues to have, direct and indirect adverse effects on financial markets and global supply chain disruptions. We do not have any direct operations in either Russia or Ukraine and there were no material impacts to our financial statements for the three months ended March 26, 2022 as a result of the situation. We will continue to monitor the situation as it evolves for potential impacts to our operating and financial results such as increased inflationary, supply chain, or cybersecurity risks in subsequent periods. Refer to Item 1A, Risk Factors disclosed herein and in our Annual Report on Form 10-K for fiscal 2021 for our assessment of risk factors surrounding inflationary, supply chain and cybersecurity risks.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
Fiscal Year 2022 Acquisition
On April 5, 2022, we acquired Explora BioLabs Holdings, Inc. (Explora BioLabs), a provider of contract vivarium research

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
services, providing biopharmaceutical clients with turnkey in vivo vivarium facilities, management and related services to efficiently conduct their early-stage research activities. The acquisition of Explora BioLabs complements our existing IS business, specifically our CRADL (Charles River Accelerator and Development Lab) footprint, and offers incremental opportunities to partner with an emerging client base, many of which are engaged in cell and gene therapy development. The preliminary purchase price of Explora BioLabs was approximately $295 million in cash, subject to customary closing adjustments. The acquisition was funded through proceeds from our Credit Facility. This business will be reported as part of our RMS segment.
Fiscal Year 2021 Acquisitions
On June 28, 2021, we acquired Vigene Biosciences, Inc. (Vigene), a gene therapy contract development and manufacturing organization (CDMO), providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The purchase price of Vigene was $323.9 million, net of $2.7 million in cash, and includes $34.5 million of contingent consideration (maximum contingent payments of up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our Manufacturing reportable segment.
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
On March 29, 2021, we acquired Cognate BioServices, Inc. (Cognate), a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate establishes us as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The purchase price of Cognate was $877.9 million, net of $70.5 million in cash, subject to certain post-closing adjustments and includes $15.7 million of consideration for an approximate 2% ownership interest not acquired. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility and Senior Notes issued in fiscal 2021. This business is reported as part of our Manufacturing reportable segment.
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
On December 31, 2020, we acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands our capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by us during prior fiscal years, and $14.1 million of contingent consideration (the maximum contingent contractual payments are up to $21.0 million). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
Recent Divestitures
On October 12, 2021, we completed two separate divestitures. We sold our RMS Japan operations to The Jackson Laboratory for a preliminary purchase price of $73.1 million, which included $7.9 million in cash, $3.8 million pension over funding, and certain post-closing adjustments. We also sold our gene therapy CDMO site in Sweden to a private investor group for a preliminary purchase price of $59.6 million, net of $0.2 million in cash and certain post-closing adjustments. Included in the purchase price are contingent payments fair valued at $15.3 million, (the maximum contingent contractual payments are up to $25.0 million based on future performance), as well as a purchase obligation of approximately $10 million between the parties. We routinely evaluate the strategic fit and fundamental performance of our acquisitions integrated within our global infrastructure. As part of this assessment, we determined that the above capital could be better deployed in other long-term growth opportunities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Fiscal Quarters
Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end, which will occur in this fiscal year 2022.
Overview of Results of Operations and Liquidity
Revenue for the three months ended March 26, 2022 increased $89.3 million, or 10.8%, to $913.9 million compared to $824.6 million in the corresponding period in 2021. The increase in revenue was primarily due to increases in our DSA segment, as well as the recent acquisitions, principally within our Manufacturing segment; partially offset by the divestiture of RMS Japan and the negative effect of changes in foreign currency exchange rates when compared to the corresponding three month period in 2021.
In the three months ended March 26, 2022, our operating income and operating income margin were $148.8 million and 16.3%, respectively, compared with $123.7 million and 15.0%, respectively, in the corresponding period of 2021. The increases in operating income and operating income margin for the three months ended March 26, 2022 was primarily due to the contribution of higher revenue described above compared to the corresponding period in 2021.
Net income attributable to common shareholders increased to $93.0 million in the three months ended March 26, 2022, from $61.5 million in the corresponding period of 2021. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income described above and by the absence of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in 2021.
During the first three months of 2022, our cash flows from operations was $102.6 million compared with $170.2 million for the same period in 2021. The decrease was driven by timing of our working capital balances, principally variable compensation payments and collections of net contract balances from customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits); partially offset by favorable timing of our vendor and supplier payments compared to the same period in 2021.
Results of Operations
Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	March 26, 2022	March 27, 2021	$ change	% change
	(in millions, except percentages)
Service revenue	$720.5	$626.6	$93.9	15.0%
Product revenue	193.4	198.0	(4.6)	(2.3)%
Total revenue	$913.9	$824.6	$89.3	10.8%

	Three Months Ended
	March 26, 2022	March 27, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$176.5	$176.9	$(0.4)	(0.2)%	(1.2)%
DSA	544.3	501.2	43.1	8.6%	(1.6)%
Manufacturing	193.1	146.5	46.6	31.8%	(2.7)%
Total revenue	$913.9	$824.6	$89.3	10.8%	(1.7)%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents operating income by reportable segment:

	Three Months Ended
	March 26, 2022	March 27, 2021	$ change	% change
	(in millions, except percentages)
RMS	$47.9	$44.9	$3.0	6.6%
DSA	105.0	91.0	14.0	15.4%
Manufacturing	46.4	49.4	(3.0)	(6.2)%
Unallocated corporate	(50.5)	(61.6)	11.1	(18.1)%
Total operating income	$148.8	$123.7	$25.1	20.3%
Operating income % of revenue	16.3%	15.0%		130 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	March 26, 2022	March 27, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$176.5	$176.9	$(0.4)	(0.2)%	(1.2)%
Cost of revenue (excluding amortization of intangible assets)	102.4	105.3	(2.9)	(2.7)%
Selling, general and administrative	22.4	22.6	(0.2)	(0.9)%
Amortization of intangible assets	3.8	4.1	(0.3)	(5.7)%
Operating income	$47.9	$44.9	$3.0	6.6%
Operating income % of revenue	27.1%	25.4%		170 bps
RMS revenue decreased $0.4 million compared to the corresponding period in 2021. The reduction of revenue was due primarily to the divestiture of RMS Japan, which decreased revenue by $12.7 million and the effect of changes in foreign currency exchange rates; partially offset by higher research model product revenue in North America; and higher research model services revenue, principally our Insourcing Solutions business compared to the corresponding period in 2021.
RMS operating income increased $3.0 million compared to the corresponding period in 2021. RMS operating income as a percentage of revenue for the three months ended March 26, 2022 was 27.1%, an increase of 170 bps from 25.4% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher research model revenue described above as well as lower amortization of intangible assets related to our acquisitions during the three months ended March 26, 2022 compared to the same period in 2021.
DSA

	Three Months Ended
	March 26, 2022	March 27, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$544.3	$501.2	$43.1	8.6%	(1.6)%
Cost of revenue (excluding amortization of intangible assets)	373.1	340.1	33.0	9.7%
Selling, general and administrative	43.9	47.6	(3.7)	(7.9)%
Amortization of intangible assets	22.3	22.5	(0.2)	(1.3)%
Operating income	$105.0	$91.0	$14.0	15.4%
Operating income % of revenue	19.3%	18.1%		120 bps
DSA revenue increased $43.1 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due principally to increased pricing of services; and the acquisition of Retrogenix which contributed $3.1 million to Discovery Services revenue; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $14.0 million during the three months ended March 26, 2022 compared to the corresponding period in 2021. DSA operating income as a percentage of revenue for the three months ended March 26, 2022 was 19.3%, an

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
increase of 120 bps from 18.1% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as well as lower acquisition related costs and adjustments to contingent consideration arrangements related to certain acquisitions; offset by higher staffing costs compared to the same period in 2021.
Manufacturing

	Three Months Ended
	March 26, 2022	March 27, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$193.1	$146.5	$46.6	31.8%	(2.7)%
Cost of revenue (excluding amortization of intangible assets)	101.5	70.9	30.6	43.2%
Selling, general and administrative	33.3	24.0	9.3	38.8%
Amortization of intangible assets	11.9	2.2	9.7	437.4%
Operating income	$46.4	$49.4	$(3.0)	(6.2)%
Operating income % of revenue	24.0%	33.8%		(980) bps
Manufacturing revenue increased $46.6 million due primarily to our Biologics Solutions business, which included the CDMO business acquisitions of Cognate and Vigene, which collectively contributed $35.8 million, and higher service revenue within our Biologics Testing Solutions business, as well as Microbial Solutions revenue also increasing; partially offset by the effect of changes in foreign currency exchange rates.
Manufacturing operating income decreased $3.0 million during the three months ended March 26, 2022 compared to the corresponding period in 2021. Manufacturing operating income as a percentage of revenue for the three months ended March 26, 2022 was 24.0%, a decrease of (980) bps from 33.8% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue decreased principally due to higher amortization of intangible assets and acquisition related costs during the three months ended March 26, 2022 compared to the corresponding period in 2021 and due to higher operating costs associated with our CDMO acquisitions.
Unallocated Corporate

	Three Months Ended
	March 26, 2022	March 27, 2021	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$50.5	$61.6	$(11.1)	(18.1)%
Unallocated corporate % of revenue	5.5%	7.5%		(200) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $11.1 million, or (18.1)%, compared to the corresponding period in 2021 is primarily related to decreased costs associated with the evaluation and integration of our recent acquisition activity. Costs as a percentage of revenue for the three months ended March 26, 2022 was 5.5%, a decrease of (200) bps from 7.5% for the corresponding period in 2021.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was approximately $0.1 million for both the three months ended March 26, 2022 and the corresponding period in 2021.
Interest Expense
Interest expense for the three months ended March 26, 2022 was $9.4 million, a decrease of $20.3 million, or 68.3%, compared to $29.7 million for the corresponding period in 2021. The decrease was due primarily to $26 million of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in the three months ended March 27, 2021, partially offset by a lower foreign currency gain recognized in connection with a debt-related foreign exchange forward contract, and higher interest rates on our variable debt in the three months ended March 26, 2022 compared to the corresponding period in 2021.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Other Expense, Net
Other expense, net, was $28.6 million for the three months ended March 26, 2022, an increase of $0.9 million compared to $27.7 million for the corresponding period in 2021. The increase was due primarily to losses on our life insurance investments for the three months ended March 26, 2022 as compared to gains incurred during the corresponding period in 2021; partially offset by lower foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in the three months ended March 26, 2022 as compared to the corresponding period in 2021 and lower venture capital investment losses in the three months ended March 26, 2022 as compared to the corresponding period in 2021.
Income Taxes
Income tax expense for the three months ended March 26, 2022 was $15.6 million, an increase of $13.2 million compared to $2.4 million for the corresponding period in 2021. Our effective tax rate was 14.1% for the three months ended March 26, 2022 compared to 3.6% for the corresponding period in 2021. The increase in our effective tax rate in the 2022 period compared to the 2021 period was primarily attributable to a decreased tax benefit from stock-based compensation deductions in the three months ended March 26, 2022.
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
The following table presents our cash, cash equivalents and short-term investments:

	March 26, 2022	December 25, 2021
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$15.1	$28.2
Held in non-U.S. entities	226.8	213.0
Total cash and cash equivalents	241.9	241.2
Short-term investments:
Held in non-U.S. entities	1.1	1.1
Total cash, cash equivalents and short-term investments	$243.0	$242.3
Borrowings
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	March 26, 2022	December 25, 2021
	(in millions)
Revolving facility	$1,174.2	$1,161.4
4.25% Senior Notes due 2028	500.0	500.0
3.75% Senior Notes due 2029	500.0	500.0
4.00% Senior Notes due 2031	500.0	500.0
Total	$2,674.2	$2,661.4
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
Our off-balance sheet commitments related to our outstanding letters of credit as of March 26, 2022 were $17.7 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Repurchases of Common Stock
During the three months ended March 26, 2022, we did not repurchase any shares under our authorized stock repurchase program. As of March 26, 2022, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2022. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended March 26, 2022, we acquired 0.1 million shares for $34.0 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in millions)
Net income	$95.2	$63.9
Adjustments to reconcile net income to net cash provided by operating activities	99.0	109.7
Changes in assets and liabilities	(91.6)	(3.4)
Net cash provided by operating activities	$102.6	$170.2
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the three months ended March 26, 2022, compared to the three months ended March 27, 2021, the decrease in net cash provided by operating activities was driven by timing of our working capital balances, principally variable compensation payments and collections of net contract balances from customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits); partially offset by favorable timing of our vendor and supplier payments compared to the same period in 2021.
The following table presents our net cash used in investing activities:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$—	$(94.2)
Capital expenditures	(80.5)	(28.0)
Investments, net	(13.1)	(16.6)
Other, net	(4.4)	0.8
Net cash used in investing activities	$(98.0)	$(138.0)
For the three months ended March 26, 2022, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business and investments in certain venture capital and strategic equity investments. For the three months ended March 27, 2021, the primary use of cash used in investing activities related to the acquisition of Distributed Bio and certain assets from a distributor, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our net cash (used in) provided by financing activities:

	Three Months Ended
	March 26, 2022	March 27, 2021
	(in millions)
Proceeds from long-term debt and revolving credit facility	$962.0	$1,954.0
Payments on long-term debt, revolving credit facility, and finance lease obligations	(948.3)	(1,714.2)
Proceeds from exercises of stock options	12.2	19.6
Purchase of treasury stock	(34.0)	(36.0)
Payment of debt extinguishment and financing costs	—	(28.7)
Other, net	(5.2)	—
Net cash (used in) provided by financing activities	$(13.3)	$194.7
For the three months ended March 26, 2022, net cash used in financing activities reflected the net proceeds of $13.7 million on our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are the following amounts:
•Net borrowings of $52 million made to our Credit Facility throughout the three months ended March 26, 2022;
•Payments of $796 million partially offset by $759 million of proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
Net cash used in financing activities also reflected treasury stock purchases of $34.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, partially offset by proceeds from exercises of employee stock options of $12.2 million.
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
Off-Balance Sheet and Other Arrangements
There have been no material changes from the off-balance sheet and other arrangements previously disclosed in our Annual Report on Form 10-K for fiscal 2021 other than the changes described in Note 2, “Acquisitions and Divestitures,” Note 7, “Fair Value,” Note 9, “Debt and Other Financing Arrangements,”, and Note 13, “Commitments and Contingencies,” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of March 26, 2022 was $173.9 million, of which we funded $116.6 million through March 26, 2022. Refer to Note 6, “Venture Capital and Strategic Equity Investments” in this Quarterly Report on Form 10-Q for additional information.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for fiscal year 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended March 26, 2022 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 26, 2022, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $11.7 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the three months ended March 26, 2022, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, Canadian Dollar, British Pound, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended March 26, 2022, our revenue would have decreased by $28.7 million and our operating income would have decreased by $0.3 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the three months ended March 26, 2022, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 9, “Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information regarding these types of forward contracts.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of March 26, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended March 26, 2022. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 26, 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13, “Commitments and Contingencies” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2021, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2021, except as disclosed below.
Our business, results of operations, or financial condition could be adversely affected by disruptions in the global economy caused by the ongoing conflict between the Russian Federation and Ukraine.
In February 2022, the Russian Federation launched an invasion of the country of Ukraine, resulting in negative impacts to the global economy. Furthermore, governments in the U.S., Canada, the United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have ceased doing business with our Russian customers and distributors. Additional risks to our business that may emerge as a result of the armed conflict include, among others, shortages in materials; increased costs for transportation, energy, and raw materials; increased trade barriers or restrictions on global trade; cyberattacks; supply disruptions; lower consumer demand; and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended March 26, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
December 26, 2021 to January 22, 2022	—	$—	—	$129,105
January 23, 2022 to February 19, 2022	84,127	312.35	—	129,105
February 20, 2022 to March 26, 2022	26,720	291.68	—	129,105
Total	110,847		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended March 26, 2022, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of March 26, 2022, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 6. Exhibits

(a) Exhibits	Description of Exhibits
10.1+	Employment Offer Letter between Charles River Laboratories, Inc. and Flavia Pease, dated as of March 4, 2022
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Furnished herein.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 4, 2022	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 4, 2022	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer