Form 10-Q
period 2022-06-25
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2022-08-03
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 25, 2022

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2022, there were 50,863,307 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2022

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service revenue	$782,827	$715,320	$1,503,312	$1,341,901
Product revenue	190,304	199,287	383,748	397,272
Total revenue	973,131	914,607	1,887,060	1,739,173
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	522,623	476,762	1,009,487	900,737
Cost of products sold (excluding amortization of intangible assets)	93,782	95,824	184,029	188,137
Selling, general and administrative	131,711	171,501	281,744	327,234
Amortization of intangible assets	37,604	32,970	75,611	61,812
Operating income	187,411	137,550	336,189	261,253
Other income (expense):
Interest income	188	171	315	206
Interest expense	(3,703)	(16,190)	(13,137)	(45,909)
Other (expense) income, net	(39,783)	5,965	(68,408)	(21,752)
Income before income taxes	144,113	127,496	254,959	193,798
Provision for income taxes	33,449	37,580	49,069	39,947
Net income	110,664	89,916	205,890	153,851
Less: Net income attributable to noncontrolling interests	1,343	1,468	3,547	3,873
Net income attributable to common shareholders	$109,321	$88,448	$202,343	$149,978

Earnings per common share
Net income attributable to common shareholders:
Basic	$2.15	$1.76	$3.99	$2.99
Diluted	$2.13	$1.72	$3.94	$2.93

Weighted-average number of common shares outstanding:
Basic	50,823	50,297	50,732	50,138
Diluted	51,283	51,334	51,293	51,225

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$110,664	$89,916	$205,890	$153,851
Other comprehensive income (loss):
Foreign currency translation adjustment	(93,857)	20,827	(106,809)	30,656
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	741	993	1,487	1,981
Comprehensive income, before income taxes related to items of other comprehensive income	17,548	111,736	100,568	186,488
Less: Income tax (benefit) expense related to items of other comprehensive income	(6,876)	2,449	(8,894)	1,424
Comprehensive income, net of income taxes	24,424	109,287	109,462	185,064
Less: Comprehensive (loss) income related to noncontrolling interests, net of income taxes	(1,275)	1,843	934	4,233
Comprehensive income attributable to common shareholders, net of income taxes	$25,699	$107,444	$108,528	$180,831

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 25, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$200,321	$241,214
Trade receivables and contract assets, net of allowances for credit losses of $7,928 and $7,180, respectively	747,605	642,881
Inventories	256,765	199,146
Prepaid assets	80,939	93,543
Other current assets	107,456	97,311
Total current assets	1,393,086	1,274,095
Property, plant and equipment, net	1,383,422	1,291,068
Operating lease right-of-use assets, net	382,121	292,941
Goodwill	2,860,258	2,711,881
Client relationships, net	965,206	981,398
Other intangible assets, net	67,166	79,794
Deferred tax assets	42,467	40,226
Other assets	435,635	352,889
Total assets	$7,529,361	$7,024,292
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$2,364	$2,795
Accounts payable	211,381	198,130
Accrued compensation	202,962	246,119
Deferred revenue	242,084	219,703
Accrued liabilities	199,234	228,797
Other current liabilities	190,110	137,641
Total current liabilities	1,048,135	1,033,185
Long-term debt, net and finance leases	2,997,221	2,663,564
Operating lease right-of-use liabilities	365,775	252,972
Deferred tax liabilities	230,051	239,720
Other long-term liabilities	195,075	242,859
Total liabilities	4,836,257	4,432,300
Commitments and contingencies (Notes 2, 9, 11 and 13)
Redeemable noncontrolling interests	40,177	53,010
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 50,990 shares issued and 50,861 shares outstanding as of June 25, 2022, and 50,480 shares issued and outstanding as of December 25, 2021	510	505
Additional paid-in capital	1,761,125	1,718,304
Retained earnings	1,183,094	980,751
Treasury stock, at cost, 129 and 0 shares, as of June 25, 2022 and December 25, 2021, respectively	(38,468)	—
Accumulated other comprehensive loss	(258,555)	(164,740)
Total equity attributable to common shareholders	2,647,706	2,534,820
Noncontrolling interest	5,221	4,162
Total equity	2,652,927	2,538,982
Total liabilities, redeemable noncontrolling interests and equity	$7,529,361	$7,024,292
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 25, 2022	June 26, 2021
Cash flows relating to operating activities
Net income	$205,890	$153,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,720	129,613
Stock-based compensation	29,549	30,266
Loss on debt extinguishment and other financing costs	1,987	27,980
Deferred income taxes	(14,684)	8,891
Loss on venture capital and strategic equity investments, net	23,515	6,910
Contingent consideration, fair value changes	(15,420)	—
Other, net	13,520	(475)
Changes in assets and liabilities:
Trade receivables and contract assets, net	(117,642)	(5,224)
Inventories	(63,725)	(7,107)
Accounts payable	31,466	(13,383)
Accrued compensation	(38,173)	13,932
Deferred revenue	27,641	502
Customer contract deposits	16,100	(2,032)
Other assets and liabilities, net	360	13,095
Net cash provided by operating activities	252,104	356,819
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(283,392)	(1,000,505)
Capital expenditures	(163,316)	(74,461)
Purchases of investments and contributions to venture capital investments	(108,842)	(23,266)
Proceeds from sale of investments	205	5,204
Other, net	(4,774)	839
Net cash used in investing activities	(560,119)	(1,092,189)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	2,180,511	4,999,942
Proceeds from exercises of stock options	15,571	35,298
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,856,262)	(4,241,772)
Purchase of treasury stock	(38,468)	(40,297)
Payment of debt extinguishment and financing costs	—	(38,166)
Payment of contingent considerations	(10,356)	—
Other, net	(32,843)	(2,330)
Net cash provided by financing activities	258,153	712,675
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10,756	17,066
Net change in cash, cash equivalents, and restricted cash	(39,106)	(5,629)
Cash, cash equivalents, and restricted cash, beginning of period	246,314	233,119
Cash, cash equivalents, and restricted cash, end of period	$207,208	$227,490

Supplemental cash flow information:
Cash and cash equivalents	$200,321	$222,969
Restricted cash included in Other current assets	5,797	3,118
Restricted cash included in Other assets	1,090	1,403
Cash, cash equivalents, and restricted cash, end of period	$207,208	$227,490

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 25, 2021	50,480	$505	$1,718,304	$980,751	$(164,740)	—	$—	$2,534,820	$4,162	$2,538,982
Net income	—	—	—	93,022	—	—	—	93,022	560	93,582
Other comprehensive loss	—	—	—	—	(10,193)	—	—	(10,193)	—	(10,193)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,161)	—	—	—	—	(1,161)	—	(1,161)
Issuance of stock under employee compensation plans	431	4	13,067	—	—	—	—	13,071	—	13,071
Purchase of treasury shares	—	—	—	—	—	111	(33,994)	(33,994)	—	(33,994)
Stock-based compensation	—	—	14,619	—	—	—	—	14,619	—	14,619
March 26, 2022	50,911	509	1,744,829	1,073,773	(174,933)	111	(33,994)	2,610,184	4,722	2,614,906
Net income	—	—	—	109,321	—	—	—	109,321	499	109,820
Other comprehensive income	—	—	—	—	(83,622)	—	—	(83,622)	—	(83,622)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,132)	—	—	—	—	(1,132)	—	(1,132)
Issuance of stock under employee compensation plans	79	1	2,498	—	—	—	—	2,499	—	2,499
Purchase of treasury shares	—	—	—	—	—	18	(4,474)	(4,474)	—	(4,474)
Stock-based compensation	—	—	14,930	—	—	—	—	14,930	—	14,930
June 25, 2022	50,990	$510	$1,761,125	$1,183,094	$(258,555)	129	$(38,468)	$2,647,706	$5,221	$2,652,927

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 26, 2020	49,767	$498	$1,627,564	$625,414	$(138,874)	—	$—	$2,114,602	$3,567	$2,118,169
Net income	—	—	—	61,530	—	—	—	61,530	690	62,220
Other comprehensive income	—	—	—	—	11,857	—	—	11,857	—	11,857
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(835)	—	—	—	—	(835)	—	(835)
Issuance of stock under employee compensation plans	583	6	19,606	—	—	—	—	19,612	—	19,612
Purchase of treasury shares	—	—	—	—	—	134	(36,028)	(36,028)	—	(36,028)
Stock-based compensation	—	—	13,189	—	—	—	—	13,189	—	13,189
March 27, 2021	50,350	504	1,659,524	686,944	(127,017)	134	(36,028)	2,183,927	4,257	2,188,184
Net income	—	—	—	88,448	—	—	—	88,448	583	89,031
Other comprehensive income	—	—	—	—	18,996	—	—	18,996	—	18,996
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,506)	—	—	—	—	(1,506)	—	(1,506)
Issuance of stock under employee compensation plans	188	1	15,766	—	—	—	—	15,767	—	15,767
Purchase of treasury shares	—	—	—	—	—	13	(4,269)	(4,269)	—	(4,269)
Stock-based compensation	—	—	17,077	—	—	—	—	17,077	—	17,077
June 26, 2021	50,538	$505	$1,690,861	$775,392	$(108,021)	147	$(40,297)	$2,318,440	$4,840	$2,323,280

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
Newly Issued Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 sets disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU also clarifies that contractual sale restrictions should not be considered when measuring fair value of equity securities. The ASU is effective for fiscal years beginning after December 15, 2023 and will be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures, but does not believe there will be a material impact.
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
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing). The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Research and GMP-Compliant Cells businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; Insourcing Solutions (IS), which provides colony management

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2022 Acquisition
Explora BioLabs Holdings, Inc.
On April 5, 2022, the Company acquired Explora BioLabs Holdings, Inc. (Explora BioLabs), a provider of contract vivarium research services, providing biopharmaceutical clients with turnkey in vivo vivarium facilities, management and related services to efficiently conduct their early-stage research activities. The acquisition of Explora BioLabs complements the Company’s existing Insourcing Solutions business, specifically the CRADL (Charles River Accelerator and Development Lab) footprint, and offers incremental opportunities to partner with an emerging client base, many of which are engaged in cell and gene therapy development. The preliminary purchase price of Explora BioLabs was $284.5 million, net of $6.6 million in cash. The acquisition was funded through proceeds from the Company’s credit facility (Credit Facility). This business is reported as part of the Company’s RMS reportable segment.
Fiscal 2021 Acquisitions
Vigene Biosciences, Inc.
On June 28, 2021, the Company acquired Vigene Biosciences, Inc. (Vigene), a gene therapy CDMO, providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The purchase price of Vigene was $323.9 million, net of $2.7 million in cash. Included in the purchase price are contingent payments fair valued at $34.5 million, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s Manufacturing reportable segment. As of June 25, 2022, the fair value of the contingent consideration was zero as certain financial targets have not and are not expected to be achieved.
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
Cognate BioServices, Inc.
On March 29, 2021, the Company acquired Cognate BioServices, Inc. (Cognate), a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate establishes the Company as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery through cGMP production. The purchase price of Cognate was $877.9 million, net of $70.5 million in cash and includes $15.7 million of consideration for an approximate 2% ownership interest not acquired, which was redeemed in April 2022 with the ultimate payout tied to performance in 2021. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility and senior notes (Senior Notes) issued in fiscal 2021. This business is reported as part of the Company’s Manufacturing reportable segment.
Distributed Bio, Inc.
On December 31, 2020, the Company acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands the Company’s capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by the Company during prior fiscal years, and $14.1 million of contingent consideration, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $21.0 million based on future performance and milestone achievements over a one-year period). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment. During the three months ended June 25, 2022, $7.0 million of contingent consideration was paid as certain operational milestones were achieved. Other financial targets associated with the contingent consideration were not met and the fair value of the remaining contingent consideration is zero.
Other Acquisition
On March 3, 2021, the Company acquired certain assets from a distributor that supports the Company’s DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $17.5 million based on future performance over a three-year period). The fair value of the net assets acquired included $17.3 million of goodwill, $15.2 million attributed to supplier relationships (to be amortized over a 4-year period), and $3.0 million of property, plant, and equipment. The business is reported as part of the Company’s DSA reportable segment. As of June 25, 2022, the fair value of the contingent consideration was zero as certain operational targets were not achieved.
Purchase price information
The purchase price allocation was as follows:

	Explora (1)	Vigene	Retrogenix	Cognate	Distributed Bio
	April 5, 2022	June 28, 2021	March 30, 2021	March 29, 2021	December 31, 2020
	(in thousands)
Trade receivables	$7,679	$3,548	$2,266	$18,566	$2,722
Other current assets (excluding cash)	1,067	1,657	209	14,128	221
Property, plant and equipment	37,369	7,649	400	52,082	2,382
Operating lease right-of-use asset, net	48,613	22,507	1,385	34,349	1,586
Goodwill (2)	216,324	239,681	34,489	611,555	71,585
Definite-lived intangible assets	70,100	93,900	22,126	270,900	24,540
Other long-term assets	556	694	—	6,098	469
Deferred revenue	(3,507)	(4,260)	(434)	(20,539)	(1,319)
Other current liabilities (3)	(15,507)	(6,319)	(1,141)	(45,388)	(1,504)
Operating lease right-of-use liabilities (Long-term)	(57,193)	(21,220)	(1,205)	(31,383)	(1,123)
Deferred tax liabilities	(19,173)	(13,958)	(4,174)	(32,503)	(2,529)
Other long-term liabilities	(1,807)	—	—	—	—
Total purchase price allocation	$284,521	$323,879	$53,921	$877,865	$97,030

(1) Purchase price allocation is preliminary and subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

(2) The goodwill resulting from these transactions is primarily attributable to the potential growth of the Company’s segments from new customers introduced to the acquired businesses and the assembled workforce of the acquirees, thus is not deductible for tax purposes. Explora BioLabs had $5.0 million of goodwill due to a prior asset acquisition that is not deductible for tax purposes.

(3) In connection with its acquisitions of businesses, the Company routinely records liabilities related to indirect state and local taxes for preacquisition periods when such liabilities are estimable and deemed probable. The Company may or may not be indemnified for such indirect tax liabilities under terms of the acquisitions. As these indirect tax contingencies are resolved, actual obligations, and any indemnifications, may differ from the recorded amounts and any differences are reflected in reported results in the period in which these are resolved. Specifically for Cognate, as of March 29, 2021, the Company recorded an estimated liability of $17 million pertaining to indirect state sales taxes. During the three months ended June 25, 2022, the Company received a favorable ruling from the applicable state in which the indirect state sales tax liability arose and, accordingly, this liability was reduced in full, resulting in a gain recorded through selling, general and administrative expenses in the period.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The definite-lived intangible assets acquired were as follows:

	Explora BioLabs	Vigene	Retrogenix	Cognate	Distributed Bio
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$64,000	$87,500	$17,340	$257,200	$16,080
Other intangible assets	6,100	6,400	4,786	13,700	8,460
Total definite-lived intangible assets	$70,100	$93,900	$22,126	$270,900	$24,540

Weighted Average Amortization Life	(in years)
Client relationships	13	12	13	13	9
Other intangible assets	4	2	3	2	4
Total definite-lived intangible assets	12	11	11	13	7

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)
Transaction and Integration Costs
Selling, general and administrative expenses	$4,426	$14,694	$11,539	$23,411
Pro forma information
The following selected unaudited pro forma consolidated results of operations are presented as if the Cognate and Vigene acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. For the three and six months ended June 26, 2021, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $4.0 million and $13.3 million, additional interest expense on borrowing of $2.2 million and $5.6 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. All other acquisitions have not been included because that information is not material to the consolidated financial statements.

	June 26, 2021
	Three Months Ended	Six Months Ended
	(in thousands)
	(unaudited)
Revenue	$923,859	$1,782,659
Net income attributable to common shareholders	94,984	132,559
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
RMS Japan Divestiture
On October 12, 2021, the Company sold its RMS Japan operations to The Jackson Laboratory for a preliminary purchase price of $70.6 million, which included $7.9 million in cash, $3.8 million pension over funding, and certain post-closing adjustments.
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
The carrying amounts of the major classes of assets and liabilities associated with the divestitures of the businesses were as follows:

	October 12, 2021
	RMS Japan	CDMO Sweden
	(in thousands)
Assets
Current assets	$26,524	$8,187
Property, plant, and equipment, net	17,379	14,339
Operating lease right-of-use assets, net	—	19,733
Goodwill	4,129	27,764
Intangible assets, net	—	14,089
Other assets	3,695	—
Total assets	$51,727	$84,112

Liabilities
Current liabilities	$8,705	$6,386
Operating lease right-of-use liabilities	—	18,221
Long-term liabilities	94	—
Total liabilities	$8,799	$24,607
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$85,803	$66,334	$155,727	$131,230
Services and products transferred at a point in time	100,607	110,360	207,225	222,374
Total RMS revenue	186,410	176,694	362,952	353,604
DSA
Services and products transferred over time	589,371	539,790	1,131,707	1,040,258
Services and products transferred at a point in time	2,546	304	4,469	1,014
Total DSA revenue	591,917	540,094	1,136,176	1,041,272
Manufacturing
Services and products transferred over time	92,811	95,974	187,820	146,542
Services and products transferred at a point in time	101,993	101,845	200,112	197,755
Total Manufacturing revenue	194,804	197,819	387,932	344,297
Total revenue	$973,131	$914,607	$1,887,060	$1,739,173
RMS
The RMS business generates revenue through the commercial production and sale of research models, research and GMP-compliant cells (cell supply), and the provision of services related to the maintenance and monitoring of research models and management of clients’ research operations. Revenue from the sale of research models and cell supply is recognized at a point in time when the customer obtains control of the product, which may be upon shipment or upon delivery based on the shipping

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 25, 2022. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) service revenue recognized in accordance with ASC 842, “Leases” (see additional disclosure for Other Performance Obligations).
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 25, 2022:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$499,945	$429,944	$52,543	$3,083	$985,515
Manufacturing	1,621	—	—	—	1,621
Total	$501,566	$429,944	$52,543	$3,083	$987,136
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	June 25, 2022	December 25, 2021
	(in thousands)
Balances from contracts with customers:
Client receivables	$564,719	$489,452
Contract assets (unbilled revenue)	190,814	160,609
Contract liabilities (current and long-term deferred revenue)	262,850	240,281
Contract liabilities (customer contract deposits)	77,038	59,512
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $49 million and $36 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of June 25, 2022 and December 25, 2021, respectively. Advanced client payments of approximately $77 million and $60 million have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 25, 2022 and December 25, 2021, respectively.
Other changes in the contract asset and the contract liability balances during the six months ended June 25, 2022 and June 26, 2021 were as follows:
(i) Changes due to acquisitions and divestitures:
See Note 2 “Acquisitions and Divestitures” for the Company’s recent acquisitions.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During the six months ended June 25, 2022 and June 26, 2021, immaterial cumulative catch-up adjustments to revenue were recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 75% of unbilled revenue as of December 25, 2021, which was $161 million, was billed during the six months ended June 25, 2022. Approximately 80% of unbilled revenue as of December 26, 2020, which was $135 million, was billed during the six months ended June 26, 2021.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 75% of contract liabilities as of December 25, 2021, which was $240 million, were recognized as revenue during the six months ended June 25, 2022. Approximately 75% of contract liabilities as of December 26, 2020, which was $227 million, were recognized as revenue during the six months ended June 26, 2021.
Other Performance Obligations
As part of the Company’s service offerings, primarily in the Manufacturing and RMS segments, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year. For the three months ended June 25, 2022 and June 26, 2021, the Company recognized lease revenue of $13.9 million and $6.3 million, which is recorded within service revenue, which is transferred over time, within the unaudited condensed consolidated statements of income. For the six months ended June 25, 2022 and June 26, 2021, the Company recognized lease revenue of $21.8 million and $6.3 million within the unaudited condensed consolidated statements of income. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT INFORMATION
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)
RMS
Revenue	$186,410	$176,694	$362,952	$353,604
Operating income	39,526	42,580	87,408	87,515
Depreciation and amortization	13,228	9,844	22,697	19,523
Capital expenditures	13,850	8,512	22,496	11,495
DSA
Revenue	$591,917	$540,094	$1,136,176	$1,041,272
Operating income	128,793	104,514	233,779	195,463
Depreciation and amortization	44,626	43,588	91,415	88,196
Capital expenditures	41,578	20,473	90,508	37,513
Manufacturing
Revenue	$194,804	$197,819	$387,932	$344,297
Operating income	62,503	56,717	108,871	106,154
Depreciation and amortization	18,000	13,952	36,482	20,521
Capital expenditures	24,431	13,602	47,259	20,712
The following tables present reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)
Three Months Ended:
Total reportable segments	$230,822	$203,811	$75,854	$67,384	$79,859	$42,587
Unallocated corporate	(43,411)	(66,261)	567	721	2,993	3,844
Total consolidated	$187,411	$137,550	$76,421	$68,105	$82,852	$46,431

Six Months Ended
Total reportable segments	$430,058	$389,132	$150,594	$128,240	$160,263	$69,720
Unallocated corporate	(93,869)	(127,879)	1,126	1,373	3,053	4,741
Total consolidated	$336,189	$261,253	$151,720	$129,613	$163,316	$74,461

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)
RMS	$186,410	$176,694	$362,952	$353,604
DSA	591,917	540,094	1,136,176	1,041,272
Manufacturing	194,804	197,819	387,932	344,297
Total revenue	$973,131	$914,607	$1,887,060	$1,739,173

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)
Stock-based compensation	$8,531	$10,417	$17,034	$18,059
Compensation, benefits, and other employee-related expenses	20,507	25,924	49,143	53,286
External consulting and other service expenses	4,727	6,301	9,046	13,657
Information technology	3,079	4,117	5,553	8,212
Depreciation	567	721	1,126	1,373
Acquisition and integration	3,014	15,036	8,840	25,596
Other general unallocated corporate	2,986	3,745	3,127	7,696
Total unallocated corporate expense	$43,411	$66,261	$93,869	$127,879
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
June 25, 2022	$566,917	$263,584	$93,694	$46,239	$2,697	$973,131
June 26, 2021	491,619	275,706	90,565	55,133	1,584	914,607

Six Months Ended:
June 25, 2022	$1,093,466	$514,671	$178,940	$95,185	$4,798	$1,887,060
June 26, 2021	940,101	513,241	167,672	114,579	3,580	1,739,173
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables and contract assets, net is as follows:

	June 25, 2022	December 25, 2021
	(in thousands)
Client receivables	$564,719	$489,452
Unbilled revenue	190,814	160,609
Total	755,533	650,061
Less: Allowance for credit losses	(7,928)	(7,180)
Trade receivables and contract assets, net	$747,605	$642,881
The composition of inventories is as follows:

	June 25, 2022	December 25, 2021
	(in thousands)
Raw materials and supplies	$37,237	$33,118
Work in process	43,615	40,268
Finished products	175,913	125,760
Inventories	$256,765	$199,146

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of other current assets is as follows:

	June 25, 2022	December 25, 2021
	(in thousands)
Prepaid income tax	$92,909	$84,725
Short-term investments	1,012	1,063
Restricted cash	5,797	4,023
Other receivables	7,738	7,500
Other current assets	$107,456	$97,311
The composition of other assets is as follows:

	June 25, 2022	December 25, 2021
	(in thousands)
Venture capital investments	$127,864	$149,640
Strategic equity investments	151,207	51,712
Life insurance policies	42,116	51,048
Other long-term income tax assets	16,412	18,690
Restricted cash	1,090	1,077
Long-term pension assets	37,357	39,582
Other	59,589	41,140
Other assets	$435,635	$352,889
The composition of other current liabilities is as follows:

	June 25, 2022	December 25, 2021
	(in thousands)
Current portion of operating lease right-of-use liabilities	$48,937	$33,267
Accrued income taxes	46,226	26,161
Customer contract deposits	77,038	59,512
Other	17,909	18,701
Other current liabilities	$190,110	$137,641
The composition of other long-term liabilities is as follows:

	June 25, 2022	December 25, 2021
	(in thousands)
U.S. Transition Tax	$32,324	$43,057
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plans	103,245	104,944
Long-term deferred revenue	20,766	20,578
Other	38,740	74,280
Other long-term liabilities	$195,075	$242,859
6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $127.9 million and $149.6 million as of June 25, 2022 and December 25, 2021, respectively. The Company’s total commitment to the venture capital funds as of June 25, 2022 was $192.7 million, of which the Company funded $119.7 million through that date. The Company received distributions totaling $2.7 million and $18.2 million for the three months ended June 25, 2022 and June 26, 2021, respectively. The Company received distributions totaling $4.0 million and $27.5 million for the six months ended June 25, 2022 and June 26, 2021, respectively.
The Company recognized net losses on venture capital investments of $9.7 million for the three months ended June 25, 2022 and net gains of $11.1 million for the three months ended June 26, 2021, both of which were driven primarily by publicly-held investments. The Company recognized net losses on venture capital investments of $23.1 million for the six months ended June

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
25, 2022, driven by the decrease in the fair value of publicly-held investments offset by increases from private investments, and net losses of $5.3 million for the six months ended June 26, 2021, which were driven by publicly-held and private investments.
The Company also invests, with minority positions, directly in equity of privately-held companies. Strategic equity investments were $151.2 million and $51.7 million as of June 25, 2022 and December 25, 2021, respectively. In April 2022, the Company acquired a 49% equity interest in a supplier supporting the DSA reportable segment (the Investee) for $90.0 million up front and an additional future contingent payment of up to $5.0 million based upon the Investee’s future performance. The total allocable basis of the investment exceeds the proportional interest in the Investee’s underlying net assets by $86.7 million, which has been allocated primarily to goodwill, intangible assets (client relationships and backlog), and deferred tax liabilities in the amount of $26.2 million and $71.2 million, and $10.7 million respectively. The Company recognizes its proportional share of the Investee’s earnings, adjusted for the amortization of the intangible assets over their useful lives and any intra-entity eliminations, under the equity method of accounting on a three-month lag within other income (expense), net in the accompanying consolidated statements of income. Summarized financial information for this equity method Investee is not presented as such information is not material to the Company’s financial statements. The Company purchased additional strategic equity investments of $12.2 million during the six months ended June 25, 2022 and recognized insignificant gains and losses for the three and six months ended June 25, 2022 and June 26, 2021.
Additionally, as of June 25, 2022 the Company has a $25 million commitment to purchase an additional interest in an existing strategic equity investment.
7. FAIR VALUE
The Company has certain financial assets and liabilities recorded at fair value, which have been classified as Level 1, 2, or 3 within the fair value hierarchy. Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 25, 2022
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$77	$—	$77
Other assets:
Life insurance policies	—	34,882	—	34,882
Total assets measured at fair value	$—	$34,959	$—	$34,959

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$9,550	$9,550
Total liabilities measured at fair value	$—	$—	$9,550	$9,550
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 25, 2022, there were no transfers between levels.

	December 25, 2021
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$893	$—	$893
Other assets:
Life insurance policies	—	42,918	—	42,918
Total assets measured at fair value	$—	$43,811	$—	$43,811

Accrued liabilities measured at fair value:
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Six Months Ended
	June 25, 2022	June 26, 2021
	(in thousands)
Beginning balance	$37,244	$2,328
Additions	—	37,983
Payments	(11,476)	(2,889)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	(15,340)	—
Foreign currency translation	(878)	(115)
Ending balance	$9,550	$37,307
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $53 million, of which the value accrued as of June 25, 2022 is approximately $10 million. The weighted average probability of achieving the maximum target is approximately 18%. The average volatility and weighted average cost of capital are approximately 40% and 16%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
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

	June 25, 2022		December 25, 2021
	Book Value	Fair Value	Book Value	Fair Value
4.25% Senior Notes due 2028	$500,000	$453,100	$500,000	$521,250
3.75% Senior Notes due 2029	500,000	437,500	500,000	506,700
4.0% Senior Notes due 2031	500,000	438,100	500,000	507,500
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 25, 2021	Acquisition Related	Foreign Exchange	June 25, 2022
	(in thousands)
RMS	$283,524	$216,324	$(1,152)	$498,696
DSA	1,472,506	—	(36,509)	1,435,997
Manufacturing	955,851	(592)	(29,694)	925,565
Goodwill	$2,711,881	$215,732	$(67,355)	$2,860,258
The increase in goodwill during the six months ended June 25, 2022 related primarily to the acquisition of Explora BioLabs in the RMS reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
The following table displays intangible assets, net by major class:

	June 25, 2022			December 25, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$15,295	$(11,862)	$3,433	$12,577	$(9,517)	$3,060
Technology	130,236	(98,132)	32,104	135,764	(95,454)	40,310
Trademarks and trade names	12,680	(3,982)	8,698	13,086	(3,448)	9,638
Other	38,153	(15,222)	22,931	35,231	(8,445)	26,786
Other intangible assets	196,364	(129,198)	67,166	196,658	(116,864)	79,794
Client relationships	1,504,441	(539,235)	965,206	1,475,757	(494,359)	981,398
Intangible assets	$1,700,805	$(668,433)	$1,032,372	$1,672,415	$(611,223)	$1,061,192
The increase in intangible assets, net during the six months ended June 25, 2022 related primarily to the acquisition of Explora BioLabs, offset by normal amortization over the useful lives.
9. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	June 25, 2022	December 25, 2021
	(in thousands)
Revolving facility	$1,486,976	$1,161,431
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	350	368
Finance leases	32,961	27,223
Total debt and finance leases	3,020,287	2,689,022
Less:
Current portion of long-term debt	95	101
Current portion of finance leases	2,269	2,694
Current portion of long-term debt and finance leases	2,364	2,795
Long-term debt and finance leases	3,017,923	2,686,227
Debt discount and debt issuance costs	(20,702)	(22,663)
Long-term debt, net and finance leases	$2,997,221	$2,663,564
As of June 25, 2022 and December 25, 2021, the weighted average interest rate on the Company’s debt was 3.15% and 2.78%, respectively. During the six months ended June 26, 2021, the Company prepaid $500 million of Senior Notes due in 2026 along with $21 million of related debt extinguishment costs and $13 million of accrued interest using proceeds from additional senior notes issued on the same day. The payment of the 2026 Senior Notes was accounted for as a debt extinguishment. Approximately $21 million of debt extinguishment costs and $5 million of deferred financing costs write-offs were recorded in Interest expense for the six months ended June 26, 2021.
Foreign currency transactions
During the three and six months ended June 25, 2022 and June 26, 2021 the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility, which were approximately

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$400 million each. To limit this foreign currency exposure, the Company entered into foreign exchange forward contracts, which are not designated as hedging instruments. The gains and losses incurred on these transactions were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021	Affected Line Item in the Consolidated Statements of Income
	(in thousands)
Gain (loss) on foreign debt remeasurement	$(19,423)	$(4,907)	$(30,523)	$(18,263)	Other (expense) income
Gain (loss) on foreign exchange forward contract	20,522	5,355	32,306	19,332	Interest expense
Letters of Credit
As of June 25, 2022 and December 25, 2021, the Company had $17.7 million in outstanding letters of credit.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)
Numerator:
Net income	$110,664	$89,916	$205,890	$153,851
Less: Net income attributable to noncontrolling interests	1,343	1,468	3,547	3,873
Net income attributable to common shareholders	$109,321	$88,448	$202,343	$149,978

Denominator:
Weighted-average shares outstanding - Basic	50,823	50,297	50,732	50,138
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	460	1,037	561	1,087
Weighted-average shares outstanding - Diluted	51,283	51,334	51,293	51,225

Anti-dilutive common stock equivalents(1)	597	159	550	159

(1) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
During the six months ended June 25, 2022 and June 26, 2021, the Company did not repurchase any shares under its authorized stock repurchase program. As of June 25, 2022, the Company had $129.1 million remaining on the authorized stock repurchase program. The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the six months ended June 25, 2022 and June 26, 2021, the Company acquired 0.1 million shares for $38.5 million and 0.1 million shares for $40.3 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 25, 2021	$(98,173)	$(66,567)	$(164,740)
Other comprehensive loss before reclassifications	(104,196)	—	(104,196)
Amounts reclassified from accumulated other comprehensive income	—	1,487	1,487
Net current period other comprehensive (loss) income	(104,196)	1,487	(102,709)
Income tax (benefit) expense	(9,264)	370	(8,894)
June 25, 2022	$(193,105)	$(65,450)	$(258,555)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three and six months ended June 25, 2022 and June 26, 2021.
Redeemable Noncontrolling Interests
The Company has a 92% equity interest in Vital River with an 8% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($24.3 million as of June 25, 2022) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.
Prior to June 2022, the Company had an 80% equity interest in a subsidiary with a 20% redeemable noncontrolling interest. In June 2022, the Company purchased an additional 10% interest in the subsidiary for $15.0 million. Beginning in 2024, the Company has the right to purchase, and the noncontrolling interest holders have the right to sell (Put/call option), the remaining 10% equity interest at its appraised value ($15.9 million as of June 25, 2022). The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 10% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 10% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Six Months Ended
	June 25, 2022	June 26, 2021
	(in thousands)
Beginning balance	$53,010	$25,499
Purchase of a 10% redeemable noncontrolling interest	(15,000)	—
Adjustments of noncontrolling interests to redemption values	2,293	2,341
Net income attributable to noncontrolling interests	2,487	2,599
Foreign currency translation	(2,613)	360
Ending balance	$40,177	$30,799

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES
The Company’s effective tax rates for the three months ended June 25, 2022 and June 26, 2021 were 23.2% and 29.5%, respectively. The Company’s effective tax rates for the six months ended June 25, 2022 and June 26, 2021 were 19.2% and 20.6%, respectively. The decrease in the effective tax rates from the prior year period was primarily attributable to the deferred tax impact of tax law changes enacted during the three months ended June 26, 2021, partially offset by a decreased tax benefit from stock-based compensation deductions in the six months ended June 25, 2022.
For the three months ended June 25, 2022, the Company’s unrecognized tax benefits increased by $0.3 million to $34.5 million, primarily due to increases in research & development tax credit reserves. For the three months ended June 25, 2022, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.1 million to $31.1 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $0.9 million as of June 25, 2022. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $11.4 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
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
12. RESTRUCTURING AND ASSET IMPAIRMENTS
In recent fiscal years, the Company has undertaken productivity improvement initiatives within all reportable segments at various locations across the U.S., Canada, and Europe. This includes workforce right-sizing and scalability initiatives, resulting in severance and transition costs; and cost related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation charges. The Company does not have any significant remaining lease obligations for facilities associated with restructuring activities. The following table presents a summary of restructuring costs related to these initiatives within the unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
			(in Thousands)
RMS	$453	$—	$1,127	$7
DSA	473	1,074	616	1,633
Manufacturing	271	535	378	869
Unallocated corporate	167	—	1,254	(151)
Total	$1,364	$1,609	$3,375	$2,358
As of June 25, 2022 and June 26, 2021, $3.3 million and $2.8 million, respectively, of severance and other personnel related costs liabilities and lease obligation liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
13. COMMITMENTS AND CONTINGENCIES
Litigation
Various lawsuits, claims and proceedings are pending against the Company. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on the Company’s business or financial condition.

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
Russia-Ukraine Conflict
In February 2022, the Russian Federation launched an invasion of the country of Ukraine resulting in conflict in the region and a variety of sanctions against the Russian Federation enacted by several governments, including the U.S, United Kingdom, Canada and European Union. The conflict has had and continues to have, direct and indirect adverse effects on financial markets and global supply chain disruptions. We do not have any direct operations in either Russia or Ukraine and there were no material impacts to our financial statements for the three and six months ended June 25, 2022 as a result of the situation. We will continue to monitor the situation as it evolves for potential impacts to our operating and financial results such as increased inflationary, supply chain, or cybersecurity risks in subsequent periods. Refer to Item 1A, Risk Factors disclosed herein and in our Annual Report on Form 10-K for fiscal 2021 for our assessment of risk factors surrounding inflationary, supply chain and cybersecurity risks.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
Fiscal Year 2022 Acquisition
On April 5, 2022, we acquired Explora BioLabs Holdings, Inc. (Explora BioLabs), a provider of contract vivarium research

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
services, providing biopharmaceutical clients with turnkey in vivo vivarium facilities, management and related services to efficiently conduct their early-stage research activities. The acquisition of Explora BioLabs complements our existing IS business, specifically our CRADL (Charles River Accelerator and Development Lab) footprint, and offers incremental opportunities to partner with an emerging client base, many of which are engaged in cell and gene therapy development. The preliminary purchase price of Explora BioLabs was $284.5 million, net of $6.6 million in cash. The acquisition was funded through proceeds from our Credit Facility. This business is reported as part of our RMS reportable segment.
Fiscal Year 2021 Acquisitions
On June 28, 2021, we acquired Vigene Biosciences, Inc. (Vigene), a gene therapy CDMO, providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The purchase price of Vigene was $323.9 million, net of $2.7 million in cash, and included $34.5 million of contingent consideration (maximum contingent payments of up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our Manufacturing reportable segment. As of June 25, 2022, the fair value of the contingent consideration was zero as certain financial targets have not and are not expected to be achieved.
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

On March 3, 2021, we acquired certain assets from a distributor that supports our DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration (the maximum contingent contractual payments are up to $17.5 million). The business is reported as part of our DSA reportable segment. As of June 25, 2022, the fair value of the contingent consideration was zero as certain operational targets were not achieved.

On December 31, 2020, we acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands our capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by us during prior fiscal years, and $14.1 million of contingent consideration (the maximum contingent contractual payments are up to $21.0 million). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment. During the three months ended June 25, 2022, $7 million of contingent consideration was paid as certain operational milestones were achieved. Other financial targets associated with the contingent consideration were not met and the fair value of the remaining contingent consideration is zero as of June 25, 2022.
Recent Divestitures
On October 12, 2021, we completed two separate divestitures. We sold our RMS Japan operations to The Jackson Laboratory for a preliminary purchase price of $70.6 million, which included $7.9 million in cash, $3.8 million pension over funding, and certain post-closing adjustments. We also sold our gene therapy CDMO site in Sweden to a private investor group for a preliminary purchase price of $59.6 million, net of $0.2 million in cash and certain post-closing adjustments. Included in the purchase price are contingent payments fair valued at $15.3 million, (the maximum contingent contractual payments are up to $25.0 million based on future performance), as well as a purchase obligation of approximately $10 million between the parties. We routinely evaluate the strategic fit and fundamental performance of our businesses. As part of this assessment, we determined that the above capital could be better deployed in other long-term growth opportunities.

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
Overview of Results of Operations and Liquidity
Revenue for the three months ended June 25, 2022 increased $58.5 million, or 6.4%, to $973.1 million compared to $914.6 million in the corresponding period in 2021. Revenue for the six months ended June 25, 2022 increased $147.9 million, or 8.5%, to $1,887.1 million compared to $1,739.2 million in the corresponding period in 2021. The increase in revenue in both periods was primarily due to increased demand within our DSA and RMS segments; partially offset by the divestitures of RMS Japan and CDMO Sweden and the negative effect of changes in foreign currency exchange rates when compared to the corresponding three and six month periods in 2021.
In the three months ended June 25, 2022, our operating income and operating income margin were $187.4 million and 19.3%, respectively, compared with $137.6 million and 15.0%, respectively, in the corresponding period of 2021. In the six months ended June 25, 2022, our operating income and operating income margin were $336.2 million and 17.8%, respectively, compared with $261.3 million and 15.0%, respectively, in the corresponding period of 2021. The increases in operating income and operating income margin for the three and six months ended June 25, 2022 was primarily due to the contribution of higher revenue described above, lower acquisition related costs, changes in contingent consideration, and a favorable ruling from tax authorities on certain indirect tax positions.
Net income attributable to common shareholders increased to $109.3 million in the three months ended June 25, 2022, from $88.4 million in the corresponding period of 2021. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income described above, partially offset by losses on our investments compared to gains in the corresponding period in 2021.
Net income attributable to common shareholders increased to $202.3 million in the six months ended June 25, 2022, from $150.0 million in the corresponding period of 2021. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income described above and by the absence of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in 2021; partially offset by higher losses on our investments in the corresponding period in 2021.
During the six months ended June 25, 2022, our cash flows from operations was $252.1 million compared with $356.8 million for the same period in 2021. The decrease was driven by timing and amounts of our working capital balances, principally collections of net contract balances from customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits), inventory purchases, and variable compensation payments; partially offset by favorable timing of our vendor and supplier payments compared to the same period in 2021.
Results of Operations
Three Months Ended June 25, 2022 Compared to the Three Months Ended June 26, 2021
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	June 25, 2022	June 26, 2021	$ change	% change
	(in millions, except percentages)
Service revenue	$782.8	$715.3	$67.5	9.4%
Product revenue	190.3	199.3	(9.0)	(4.5)%
Total revenue	$973.1	$914.6	$58.5	6.4%

	Three Months Ended
	June 25, 2022	June 26, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$186.4	$176.7	$9.7	5.5%	(3.0)%
DSA	591.9	540.1	51.8	9.6%	(3.3)%
Manufacturing	194.8	197.8	(3.0)	(1.5)%	(4.1)%
Total revenue	$973.1	$914.6	$58.5	6.4%	(3.4)%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents operating income by reportable segment:

	Three Months Ended
	June 25, 2022	June 26, 2021	$ change	% change
	(in millions, except percentages)
RMS	$39.5	$42.6	$(3.1)	(7.2)%
DSA	128.8	104.5	24.3	23.2%
Manufacturing	62.5	56.7	5.8	10.2%
Unallocated corporate	(43.4)	(66.3)	22.9	(34.5)%
Total operating income	$187.4	$137.5	$49.9	36.2%
Operating income % of revenue	19.3%	15.0%		430 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	June 25, 2022	June 26, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$186.4	$176.7	$9.7	5.5%	(3.0)%
Cost of revenue (excluding amortization of intangible assets)	114.8	106.0	8.8	8.3%
Selling, general and administrative	26.6	24.0	2.6	10.8%
Amortization of intangible assets	5.5	4.1	1.4	34.3%
Operating income	$39.5	$42.6	$(3.1)	(7.2)%
Operating income % of revenue	21.2%	24.1%		(290) bps
RMS revenue increased $9.7 million due primarily to higher research model product revenue in North America and China, however China was negatively impacted by COVID-related restrictions that affected client order activity, higher research model services revenue, specifically Insourcing Solutions, which included the acquisition of Explora BioLabs contributing $12.7 million, and our GEMS business; partially offset by the divestiture of RMS Japan, which decreased revenue by $11.7 million and the effect of changes in foreign currency exchange rates.
RMS operating income decreased $3.1 million compared to the corresponding period in 2021. RMS operating income as a percentage of revenue for the three months ended June 25, 2022 was 21.2%, a decrease of (290) bps from 24.1% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue decreased primarily due to the divestiture of RMS Japan and the COVID-related revenue impact in China.
DSA

	Three Months Ended
	June 25, 2022	June 26, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$591.9	$540.1	$51.8	9.6%	(3.3)%
Cost of revenue (excluding amortization of intangible assets)	391.2	365.9	25.3	6.9%
Selling, general and administrative	51.1	48.6	2.5	5.3%
Amortization of intangible assets	20.8	21.1	(0.3)	(1.5)%
Operating income	$128.8	$104.5	$24.3	23.2%
Operating income % of revenue	21.8%	19.4%		240 bps

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA revenue increased $51.8 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due principally to increased demand and pricing of services; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $24.3 million during the three months ended June 25, 2022 compared to the corresponding period in 2021. DSA operating income as a percentage of revenue for the three months ended June 25, 2022 was 21.8%, an increase of 240 bps from 19.4% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as well as lower acquisition related costs and adjustments to contingent consideration arrangements related to certain acquisitions; partially offset by higher staffing costs and modest inflationary pressures compared to the same period in 2021.
Manufacturing

	Three Months Ended
	June 25, 2022	June 26, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$194.8	$197.8	$(3.0)	(1.5)%	(4.1)%
Cost of revenue (excluding amortization of intangible assets)	110.4	100.6	9.8	9.7%
Selling, general and administrative	10.5	32.7	(22.2)	(67.8)%
Amortization of intangible assets	11.4	7.8	3.6	45.6%
Operating income	$62.5	$56.7	$5.8	10.2%
Operating income % of revenue	32.1%	28.7%		340 bps
Manufacturing revenue decreased $3.0 million due primarily to the divestiture of the CDMO Sweden business, which decreased revenue by $4.8 million, a slight reduction within our CDMO business related to reduction in COVID-19 testing services, and the effect of changes in foreign currency exchange rates; partially offset by the acquisition of Vigene, which contributed $7.6 million, higher service revenue within our Biologics Testing Solutions business, and increased demand for endotoxin products in our Microbial Solutions business.
Manufacturing operating income increased $5.8 million during the three months ended June 25, 2022 compared to the corresponding period in 2021. Manufacturing operating income as a percentage of revenue for the three months ended June 25, 2022 was 32.1%, an increase of 340 bps from 28.7% for the corresponding period in 2021. The increase in operating income and operating income as a percentage of revenue was due primarily to a favorable adjustment related to a contingent consideration arrangement and a favorable ruling from tax authorities on certain indirect tax positions recorded within selling, general and administrative expenses; partially offset by higher amortization of intangible assets costs as compared to the same period in 2021 and higher operating costs associated with our CDMO business.
Unallocated Corporate

	Three Months Ended
	June 25, 2022	June 26, 2021	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$43.4	$66.3	$(22.9)	(34.5)%
Unallocated corporate % of revenue	4.5%	7.2%		(270) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $22.9 million, or 34.5%, compared to the corresponding period in 2021 is primarily related to decreased costs associated with the evaluation and integration of our recent acquisition activity and lower variable compensation. Costs as a percentage of revenue for the three months ended June 25, 2022 was 4.5%, a decrease of 270 bps from 7.2% for the corresponding period in 2021.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.2 million for both the three months ended June 25, 2022 and the corresponding period in 2021.
Interest Expense
Interest expense for the three months ended June 25, 2022 was $3.7 million, a decrease of $12.5 million, or 77.1%, compared to $16.2 million for the corresponding period in 2021. The decrease was due primarily to a higher foreign currency gain recognized in connection with a debt-related foreign exchange forward contract in the three months ended June 25, 2022, partially offset by higher interest rates on our variable debt as compared to the corresponding period in 2021.
Other (Expense) Income, Net
Other expense, net, was $39.8 million for the three months ended June 25, 2022, a decrease of $45.8 million compared to Other income, net of $6.0 million for the corresponding period in 2021. The decrease in the three months ended June 25, 2022 was due primarily to venture capital and life insurance investment losses compared to gains incurred for the corresponding period in 2021, and higher foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency as compared to the corresponding period in 2021.
Income Taxes
Income tax expense for the three months ended June 25, 2022 was $33.4 million, a decrease of $4.2 million compared to $37.6 million for the corresponding period in 2021. Our effective tax rate was 23.2% for the three months ended June 25, 2022, compared to 29.5% for the corresponding period in 2021. The decrease in our effective tax rate in the 2022 period compared to the 2021 period was primarily attributable to the deferred tax impact of tax law changes enacted during the three months ended June 26, 2021, partially offset by a decreased tax benefit from stock-based compensation deductions.
Six Months Ended June 25, 2022 Compared to the Six Months Ended June 26, 2021
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Six Months Ended
	June 25, 2022	June 26, 2021	$ change	% change
	(in millions, except percentages)
Service revenue	$1,503.3	$1,341.9	$161.4	12.0%
Product revenue	383.8	397.3	(13.5)	(3.4)%
Total revenue	$1,887.1	$1,739.2	$147.9	8.5%

	Six Months Ended
	June 25, 2022	June 26, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$363.0	$353.6	$9.4	2.6%	(2.1)%
DSA	1,136.2	1,041.3	94.9	9.1%	(2.5)%
Manufacturing	387.9	344.3	43.6	12.7%	(3.5)%
Total revenue	$1,887.1	$1,739.2	$147.9	8.5%	(2.6)%
The following table presents operating income by reportable segment:

	Six Months Ended
	June 25, 2022	June 26, 2021	$ change	% change
	(in millions, except percentages)
RMS	$87.4	$87.5	$(0.1)	(0.1)%
DSA	233.8	195.5	38.3	19.6%
Manufacturing	108.9	106.2	2.7	2.6%
Unallocated corporate	(93.9)	(127.9)	34.0	(26.6)%
Total operating income	$336.2	$261.3	$74.9	28.7%
Operating income % of revenue	17.8%	15.0%		280 bps

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Six Months Ended
	June 25, 2022	June 26, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$363.0	$353.6	$9.4	2.6%	(2.1)%
Cost of revenue (excluding amortization of intangible assets)	217.2	211.4	5.8	2.8%
Selling, general and administrative	49.0	46.6	2.4	5.1%
Amortization of intangible assets	9.4	8.1	1.3	14.3%
Operating income	$87.4	$87.5	$(0.1)	(0.1)%
Operating income % of revenue	24.1%	24.7%		(60) bps
RMS revenue increased $9.4 million due primarily to higher research model product revenue in North America and China, however China was negatively impacted by COVID-related restrictions that affected client order activity, higher research model services revenue, specifically Insourcing Solutions, which included the acquisition of Explora BioLabs contributing $12.7 million, and our GEMS business; partially offset by the divestiture of RMS Japan, which decreased revenue by $24.4 million and the effect of changes in foreign currency exchange rates.
RMS operating income decreased $0.1 million compared to the corresponding period in 2021. RMS operating income as a percentage of revenue for the six months ended June 25, 2022 was 24.1%, a decrease of 60 bps from 24.7% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue decreased primarily due to the divestiture of RMS Japan and the COVID-related revenue impact in China.

DSA

	Six Months Ended
	June 25, 2022	June 26, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$1,136.2	$1,041.3	$94.9	9.1%	(2.5)%
Cost of revenue (excluding amortization of intangible assets)	764.4	706.0	58.4	8.3%
Selling, general and administrative	95.0	96.2	(1.2)	(1.2)%
Amortization of intangible assets	43.0	43.6	(0.6)	(1.4)%
Operating income	$233.8	$195.5	$38.3	19.6%
Operating income % of revenue	20.6%	18.8%		180 bps
DSA revenue increased $94.9 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due principally to increased demand and pricing of services; and the acquisition of Retrogenix which contributed $3.3 million to Discovery Services revenue; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $38.3 million during the six months ended June 25, 2022 compared to the corresponding period in 2021. DSA operating income as a percentage of revenue for the six months ended June 25, 2022 was 20.6%, an increase of 180 bps from 18.8% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as well as lower acquisition related costs and adjustments to contingent consideration arrangements related to certain acquisitions; partially offset by higher staffing costs and modest inflationary pressures compared to the same period in 2021.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Manufacturing

	Six Months Ended
	June 25, 2022	June 26, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$387.9	$344.3	$43.6	12.7%	(3.5)%
Cost of revenue (excluding amortization of intangible assets)	211.9	171.3	40.6	23.5%
Selling, general and administrative	43.8	56.8	(13.0)	(22.7)%
Amortization of intangible assets	23.3	10.0	13.3	132.1%
Operating income	$108.9	$106.2	$2.7	2.6%
Operating income % of revenue	28.1%	30.8%		(270) bps
Manufacturing revenue increased $43.6 million due primarily to our Biologics Solutions business, which includes the CDMO business acquisitions of Cognate and Vigene, which collectively contributed $43.8 million prior to the one year anniversaries of the acquisitions, and higher service revenue within our Biologics Testing Solutions business, as well as increased revenue in our Microbial Solutions business; partially offset by the divestiture of the CDMO Sweden business, which decreased revenue by $4.8 million, and the effect of changes in foreign currency exchange rates.
Manufacturing operating income increased $2.7 million during the six months ended June 25, 2022 compared to the corresponding period in 2021, which was primarily due to a favorable adjustment related to a contingent consideration arrangement and a favorable ruling from tax authorities on certain indirect tax positions recorded within selling, general and administrative expense; partially offset by higher amortization of intangible assets costs. Manufacturing operating income as a percentage of revenue for the six months ended June 25, 2022 was 28.1%, a decrease of 270 bps from 30.8% for the corresponding period in 2021, primarily due to higher operating costs associated with our CDMO acquisitions.

Unallocated Corporate

	Six Months Ended
	June 25, 2022	June 26, 2021	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$93.9	$127.9	$(34.0)	(26.6)%
Unallocated corporate % of revenue	5.0%	7.3%		(230) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $34.0 million, or 26.6%, compared to the corresponding period in 2021 is primarily related to decreased costs associated with the evaluation and integration of our acquisition activity and lower variable compensation costs. Costs as a percentage of revenue for the six months ended June 25, 2022 was 5.0%, a decrease of 230 bps from 7.3% for the corresponding period in 2021.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.3 million and $0.2 million for the six months ended June 25, 2022 and the corresponding period in 2021, respectively.
Interest Expense
Interest expense for the six months ended June 25, 2022 was $13.1 million, a decrease of $32.8 million, or 71.4%, compared to $45.9 million for the corresponding period in 2021. The decrease was due primarily to the absence of $26 million of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in the six months ended June 26, 2021, higher foreign currency gains recognized in connection with a debt-related foreign exchange forward contract, partially offset by higher interest rates on our variable debt in the six months ended June 25, 2022 compared to the corresponding period in 2021.
Other Expense, Net
Other expense, net, was $68.4 million for the six months ended June 25, 2022, an increase of $46.6 million compared to $21.8 million for the corresponding period in 2021. The increase was due primarily to increased net losses on our venture capital investments, strategic equity investments, and life insurance investments for the six months ended June 25, 2022 as compared to the corresponding period in 2021 and higher foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in the six months ended June 25, 2022 as compared to the corresponding period in 2021.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Income Taxes
Income tax expense for the six months ended June 25, 2022 was $49.1 million, an increase of $9.2 million compared to $39.9 million for the corresponding period in 2021. Our effective tax rate was 19.2% for the six months ended June 25, 2022 compared to 20.6% for the corresponding period in 2021. The decrease in our effective tax rate in the 2022 period compared to the 2021 period was primarily attributable to the deferred tax impact of tax law changes enacted during the six months ended June 26, 2021, partially offset by a decreased tax benefit from stock-based compensation deductions in the six months ended June 25, 2022.
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
The following table presents our cash, cash equivalents and short-term investments:

	June 25, 2022	December 25, 2021
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$8.1	$28.2
Held in non-U.S. entities	192.2	213.0
Total cash and cash equivalents	200.3	241.2
Short-term investments:
Held in non-U.S. entities	1.0	1.1
Total cash, cash equivalents and short-term investments	$201.3	$242.3
Borrowings
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	June 25, 2022	December 25, 2021
	(in millions)
Revolving facility	$1,487.0	$1,161.4
4.25% Senior Notes due 2028	500.0	500.0
3.75% Senior Notes due 2029	500.0	500.0
4.00% Senior Notes due 2031	500.0	500.0
Total	$2,987.0	$2,661.4
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
Our off-balance sheet commitments related to our outstanding letters of credit as of June 25, 2022 were $17.7 million.
Repurchases of Common Stock
During the six months ended June 25, 2022, we did not repurchase any shares under our authorized stock repurchase program. As of June 25, 2022, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2022. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the six months ended June 25, 2022, we acquired 0.1 million shares for $38.5 million through such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Cash Flows
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 25, 2022	June 26, 2021
	(in millions)
Net income	$205.9	$153.9
Adjustments to reconcile net income to net cash provided by operating activities	190.2	203.2
Changes in assets and liabilities	(144.0)	(0.3)
Net cash provided by operating activities	$252.1	$356.8
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the six months ended June 25, 2022, compared to the six months ended June 26, 2021, the decrease in net cash provided by operating activities was driven by timing and amount of our working capital balances, principally collections of net contract balances from customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits), inventory purchases, and variable compensation payments; partially offset by favorable timing of our vendor and supplier payments compared to the same period in 2021.
The following table presents our net cash used in investing activities:

	Six Months Ended
	June 25, 2022	June 26, 2021
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(283.4)	$(1,000.5)
Capital expenditures	(163.3)	(74.5)
Investments, net	(108.6)	(18.1)
Other, net	(4.8)	0.9
Net cash used in investing activities	$(560.1)	$(1,092.2)
For the six months ended June 25, 2022, the primary use of cash used in investing activities related to the acquisition of Explora BioLabs, capital expenditures to support the growth of the business and investments in certain venture capital and strategic equity investments. For the six months ended June 26, 2021, the primary use of cash used in investing activities related to the acquisitions of Cognate, Distributed Bio, Retrogenix, and certain assets from a distributor, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash provided by financing activities:

	Six Months Ended
	June 25, 2022	June 26, 2021
	(in millions)
Proceeds from long-term debt and revolving credit facility	$2,180.5	$4,999.9
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,856.3)	(4,241.8)
Proceeds from exercises of stock options	15.6	35.3
Purchase of treasury stock	(38.5)	(40.3)
Payment of debt extinguishment and financing costs	—	(38.2)
Payment of contingent considerations	(10.4)	—
Other, net	(32.7)	(2.2)
Net cash provided by financing activities	$258.2	$712.7

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
For the six months ended June 25, 2022, net cash provided by financing activities reflected the net proceeds of $324.2 million on our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are the following amounts:
•Borrowings under our Credit Facility of $300 million, which were used primarily for the acquisition of Explora BioLabs;
•Net borrowings of $153 million made to our Credit Facility throughout the six months ended June 25, 2022;
•Payments of $1.5 billion partially offset by $1.4 billion of proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
Net cash used in financing activities also reflected treasury stock purchases of $38.5 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, approximately $15 million payment to purchase an additional 10% interest in a subsidiary, $15.7 million payment to acquire the remaining 2% ownership interest in Cognate, and $10.4 million of contingent consideration payments; partially offset by proceeds from exercises of employee stock options of $15.6 million.
For the six months ended June 26, 2021, net cash provided by financing activities reflected the net proceeds of $758.1 million our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are the following amounts:
•Payments of approximately $147 million on our term loan;
•Proceeds of $1 billion from the issuance of the 2029 and 2031 Senior Notes, which were used to prepay our $500 million 2026 Senior Notes;
•Borrowings under our Credit Facility of $0.9 billion, which were used primarily for the acquisitions of Cognate, Distributed Bio, Retrogenix and certain assets from a distributor;
•Payments of $439 million made to our Credit Facility throughout the six months ended June 26, 2021;
•Gross proceeds and borrowings of $1.5 billion, but having a net impact of zero, were incurred as part of amending and restating our Credit Facility;
•Gross proceeds and payments of approximately $1.5 billion in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
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
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of June 25, 2022 was $192.7 million, of which we funded $119.7 million through June 25, 2022. Refer to Note 6, “Venture Capital and Strategic Equity Investments” in this Quarterly Report on Form 10-Q for additional information.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the six months ended June 25, 2022 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 25, 2022, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $14.9 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the six months ended June 25, 2022, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Hungarian Forint, and Chinese Yuan.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the six months ended June 25, 2022, our revenue would have decreased by $58.5 million and our operating income would have decreased by $1.0 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the six months ended June 25, 2022, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 9, “Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information regarding these types of forward contracts.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of June 25, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended June 25, 2022. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 25, 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13 “Commitments and Contingencies” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended June 25, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
March 27, 2022 to April 23, 2022	—	$—	—	$129,105
April 24, 2022 to May 21, 2022	20	245.91	—	129,105
May 22, 2022 to June 25, 2022	18,250	244.38	—	129,105
Total	18,270		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended June 25, 2022, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of June 25, 2022, we had $129.1 million remaining on the authorized stock repurchase program.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

August 3, 2022	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 3, 2022	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer