Form 10-Q
period 2022-09-24
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2022-11-02
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 24, 2022

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2022, there were 50,878,656 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2022

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
For example, we may use forward-looking statements when addressing topics such as: the COVID-19 pandemic, its duration, its impact on our business, results of operations, financial condition, liquidity, use of our borrowings, business practices, operations, suppliers, inventory and supplies, third party service providers, customers, employees, industry, ability to meet future performance obligations, ability to timely account for assets on our balance sheet, ability to efficiently implement advisable safety precautions, and internal controls over financial reporting; the COVID-19 pandemic’s impact on demand, the global economy and financial markets, changes and uncertainties in the global economy; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth; our ability to meet contingent consideration financial targets; our ability to fund our operations for the foreseeable future; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; the impact of acquisitions and divestitures; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of implementing newly issued accounting pronouncements; the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose; changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service revenue	$812,894	$703,859	$2,316,206	$2,045,760
Product revenue	176,263	192,078	560,011	589,350
Total revenue	989,157	895,937	2,876,217	2,635,110
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	530,706	468,659	1,540,193	1,369,396
Cost of products sold (excluding amortization of intangible assets)	88,228	90,051	272,257	278,188
Selling, general and administrative	183,714	148,573	465,458	475,807
Amortization of intangible assets	35,533	32,852	111,144	94,664
Operating income	150,976	155,802	487,165	417,055
Other income (expense):
Interest income	122	137	437	343
Interest expense	(11,375)	(16,455)	(24,512)	(62,364)
Other expense, net	(16,616)	(16,214)	(85,024)	(37,966)
Income before income taxes	123,107	123,270	378,066	317,068
Provision for income taxes	25,495	18,111	74,564	58,058
Net income	97,612	105,159	303,502	259,010
Less: Net income attributable to noncontrolling interests	1,139	1,733	4,686	5,606
Net income attributable to common shareholders	$96,473	$103,426	$298,816	$253,404

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.90	$2.05	$5.88	$5.04
Diluted	$1.88	$2.01	$5.83	$4.93

Weighted-average number of common shares outstanding:
Basic	50,870	50,425	50,778	50,234
Diluted	51,283	51,558	51,285	51,360

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$97,612	$105,159	$303,502	$259,010
Other comprehensive income (loss):
Foreign currency translation adjustment	(151,294)	(28,909)	(258,103)	1,747
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	731	991	2,218	2,972
Comprehensive (loss) income, before income taxes related to items of other comprehensive income	(52,951)	77,241	47,617	263,729
Less: Income tax benefit related to items of other comprehensive income	(11,201)	(3,140)	(20,095)	(1,716)
Comprehensive (loss) income, net of income taxes	(41,750)	80,381	67,712	265,445
Less: Comprehensive (loss) income related to noncontrolling interests, net of income taxes	(1,170)	1,713	(236)	5,946
Comprehensive (loss) income attributable to common shareholders, net of income taxes	$(40,580)	$78,668	$67,948	$259,499

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 24, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$193,701	$241,214
Trade receivables and contract assets, net of allowances for credit losses of $9,827 and $7,180, respectively	770,776	642,881
Inventories	261,522	199,146
Prepaid assets	92,266	93,543
Other current assets	97,087	97,311
Total current assets	1,415,352	1,274,095
Property, plant and equipment, net	1,380,568	1,291,068
Operating lease right-of-use assets, net	373,410	292,941
Goodwill	2,776,005	2,711,881
Client relationships, net	909,899	981,398
Other intangible assets, net	58,121	79,794
Deferred tax assets	39,721	40,226
Other assets	429,693	352,889
Total assets	$7,382,769	$7,024,292
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$2,079	$2,795
Accounts payable	181,629	198,130
Accrued compensation	200,365	246,119
Deferred revenue	251,473	219,703
Accrued liabilities	196,754	228,797
Other current liabilities	181,894	137,641
Total current liabilities	1,014,194	1,033,185
Long-term debt, net and finance leases	2,937,056	2,663,564
Operating lease right-of-use liabilities	368,851	252,972
Deferred tax liabilities	196,014	239,720
Other long-term liabilities	194,710	242,859
Total liabilities	4,710,825	4,432,300
Commitments and contingencies (Notes 2, 9, 11 and 13)
Redeemable noncontrolling interests	39,206	53,010
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,006 shares issued and 50,877 shares outstanding as of September 24, 2022, and 50,480 shares issued and outstanding as of December 25, 2021	510	505
Additional paid-in capital	1,780,876	1,718,304
Retained earnings	1,279,567	980,751
Treasury stock, at cost, 129 and 0 shares, as of September 24, 2022 and December 25, 2021, respectively	(38,492)	—
Accumulated other comprehensive loss	(395,608)	(164,740)
Total equity attributable to common shareholders	2,626,853	2,534,820
Noncontrolling interest	5,885	4,162
Total equity	2,632,738	2,538,982
Total liabilities, redeemable noncontrolling interests and equity	$7,382,769	$7,024,292
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 24, 2022	September 25, 2021
Cash flows relating to operating activities
Net income	$303,502	$259,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,325	198,299
Stock-based compensation	51,548	52,289
Loss on debt extinguishment and amortization of other financing costs	3,054	28,972
Deferred income taxes	(26,323)	(13,757)
Loss on venture capital and strategic equity investments, net	20,068	17,277
Contingent consideration, fair value changes	(15,420)	(10,360)
Other, net	31,574	928
Changes in assets and liabilities:
Trade receivables and contract assets, net	(174,169)	(35,592)
Inventories	(76,283)	(5,639)
Accounts payable	5,979	11,431
Accrued compensation	(32,734)	18,210
Deferred revenue	53,565	(9,394)
Customer contract deposits	16,234	4,850
Other assets and liabilities, net	(2,037)	15,017
Net cash provided by operating activities	384,883	531,541
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(283,392)	(1,292,093)
Capital expenditures	(235,709)	(129,997)
Purchases of investments and contributions to venture capital investments	(129,363)	(31,963)
Proceeds from sale of investments	3,104	5,960
Other, net	(6,945)	854
Net cash used in investing activities	(652,305)	(1,447,239)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	2,798,665	6,119,671
Proceeds from exercises of stock options	17,710	43,314
Payments on long-term debt, revolving credit facility, and finance lease obligations	(2,524,387)	(5,190,394)
Purchase of treasury stock	(38,492)	(40,440)
Payment of debt extinguishment and financing costs	—	(38,253)
Purchases of additional equity interests, net	(30,533)	—
Payment of contingent considerations	(10,356)	(2,328)
Other, net	(6,048)	—
Net cash provided by financing activities	206,559	891,570
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10,726	17,514
Net change in cash, cash equivalents, and restricted cash	(50,137)	(6,614)
Cash, cash equivalents, and restricted cash, beginning of period	246,314	233,119
Cash, cash equivalents, and restricted cash, end of period	$196,177	$226,505

Supplemental cash flow information:
Cash and cash equivalents	$193,701	$212,539
Cash classified within current assets held for sale	—	8,612
Restricted cash included in Other current assets	1,376	4,275
Restricted cash included in Other assets	1,100	1,079
Cash, cash equivalents, and restricted cash, end of period	$196,177	$226,505

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 25, 2021	50,480	$505	$1,718,304	$980,751	$(164,740)	—	$—	$2,534,820	$4,162	$2,538,982
Net income	—	—	—	93,022	—	—	—	93,022	560	93,582
Other comprehensive loss	—	—	—	—	(10,193)	—	—	(10,193)	—	(10,193)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,161)	—	—	—	—	(1,161)	—	(1,161)
Issuance of stock under employee compensation plans	431	4	13,067	—	—	—	—	13,071	—	13,071
Purchase of treasury shares	—	—	—	—	—	111	(33,994)	(33,994)	—	(33,994)
Stock-based compensation	—	—	14,619	—	—	—	—	14,619	—	14,619
March 26, 2022	50,911	509	1,744,829	1,073,773	(174,933)	111	(33,994)	2,610,184	4,722	2,614,906
Net income	—	—	—	109,321	—	—	—	109,321	499	109,820
Other comprehensive income	—	—	—	—	(83,622)	—	—	(83,622)	—	(83,622)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,132)	—	—	—	—	(1,132)	—	(1,132)
Issuance of stock under employee compensation plans	79	1	2,498	—	—	—	—	2,499	—	2,499
Purchase of treasury shares	—	—	—	—	—	18	(4,474)	(4,474)	—	(4,474)
Stock-based compensation	—	—	14,930	—	—	—	—	14,930	—	14,930
June 25, 2022	50,990	510	1,761,125	1,183,094	(258,555)	129	(38,468)	2,647,706	5,221	2,652,927
Net income	—	—	—	96,473	—	—	—	96,473	664	97,137
Other comprehensive loss	—	—	—	—	(137,053)	—	—	(137,053)	—	(137,053)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(4,388)	—	—	—	—	(4,388)	—	(4,388)
Issuance of stock under employee compensation plans	16	—	2,140	—	—	—	—	2,140	—	2,140
Purchase of treasury shares	—	—	—	—	—	—	(24)	(24)	—	(24)
Stock-based compensation	—	—	21,999	—	—	—	—	21,999	—	21,999
September 24, 2022	51,006	$510	$1,780,876	$1,279,567	$(395,608)	129	$(38,492)	$2,626,853	$5,885	$2,632,738

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 26, 2020	49,767	$498	$1,627,564	$625,414	$(138,874)	—	$—	$2,114,602	$3,567	$2,118,169
Net income	—	—	—	61,530	—	—	—	61,530	690	62,220
Other comprehensive income	—	—	—	—	11,857	—	—	11,857	—	11,857
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(835)	—	—	—	—	(835)	—	(835)
Issuance of stock under employee compensation plans	583	6	19,606	—	—	—	—	19,612	—	19,612
Purchase of treasury shares	—	—	—	—	—	134	(36,028)	(36,028)	—	(36,028)
Stock-based compensation	—	—	13,189	—	—	—	—	13,189	—	13,189
March 27, 2021	50,350	504	1,659,524	686,944	(127,017)	134	(36,028)	2,183,927	4,257	2,188,184
Net income	—	—	—	88,448	—	—	—	88,448	583	89,031
Other comprehensive income	—	—	—	—	18,996	—	—	18,996	—	18,996
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,506)	—	—	—	—	(1,506)	—	(1,506)
Issuance of stock under employee compensation plans	188	1	15,766	—	—	—	—	15,767	—	15,767
Purchase of treasury shares	—	—	—	—	—	13	(4,269)	(4,269)	—	(4,269)
Stock-based compensation	—	—	17,077	—	—	—	—	17,077	—	17,077
June 26, 2021	50,538	505	1,690,861	775,392	(108,021)	147	(40,297)	2,318,440	4,840	2,323,280
Net income	—	—	—	103,426	—	—	—	103,426	659	104,085
Other comprehensive loss	—	—	—	—	(24,758)	—	—	(24,758)	—	(24,758)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(702)	—	—	—	—	(702)	—	(702)
Issuance of stock under employee compensation plans	69	1	8,279	—	—	—	—	8,280	—	8,280
Purchase of treasury shares	—	—	—	—	—	—	(143)	(143)	—	(143)
Stock-based compensation	—	—	22,023	—	—	—	—	22,023	—	22,023
September 26, 2021	50,607	$506	$1,720,461	$878,818	$(132,779)	147	$(40,440)	$2,426,566	$5,499	$2,432,065

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
Newly Issued Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” ASU 2022-04 requires quantitative and qualitative disclosures about the use of supplier finance programs. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for selected disclosures, and will be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures of the consolidated financial statements, but does not believe there will be a material impact.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2022 Acquisition
Explora BioLabs Holdings, Inc.
On April 5, 2022, the Company acquired Explora BioLabs Holdings, Inc. (Explora BioLabs), a provider of contract vivarium research services, providing biopharmaceutical clients with turnkey in vivo vivarium facilities, management and related services to efficiently conduct their early-stage research activities. The acquisition of Explora BioLabs complements the Company’s existing Insourcing Solutions business, specifically the CRADL (Charles River Accelerator and Development Lab) footprint, and offers incremental opportunities to partner with an emerging client base, many of which are engaged in cell and gene therapy development. The purchase price of Explora BioLabs was $284.5 million, net of $6.6 million in cash. The acquisition was funded through proceeds from the Company’s credit facility (Credit Facility). This business is reported as part of the Company’s RMS reportable segment.
Fiscal 2021 Acquisitions
Vigene Biosciences, Inc.
On June 28, 2021, the Company acquired Vigene Biosciences, Inc. (Vigene), a gene therapy CDMO, providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The purchase price of Vigene was $323.9 million, net of $2.7 million in cash. Included in the purchase price are contingent payments fair valued at $34.5 million, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s Manufacturing reportable segment. As of September 24, 2022, the fair value of the contingent consideration was zero as certain financial targets have not and are not expected to be achieved.
Retrogenix Limited
On March 30, 2021, the Company acquired Retrogenix Limited (Retrogenix), an outsourced discovery services provider specializing in bioanalytical services utilizing its proprietary cell microarray technology. The acquisition of Retrogenix enhances the Company’s scientific expertise with additional large molecule and cell therapy discovery capabilities. The purchase price of Retrogenix was $53.9 million, net of $8.5 million in cash. Included in the purchase price are contingent payments fair valued at $6.9 million, which is the maximum potential payout, and was based on a probability-weighted approach. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
Cognate BioServices, Inc.
On March 29, 2021, the Company acquired Cognate BioServices, Inc. (Cognate), a cell and gene therapy CDMO offering comprehensive manufacturing solutions for cell therapies, as well as for the production of plasmid DNA and other inputs in the CDMO value chain. The acquisition of Cognate establishes the Company as a scientific partner for cell and gene therapy development, testing, and manufacturing, providing clients with an integrated solution from basic research and discovery

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Distributed Bio, Inc.
On December 31, 2020, the Company acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands the Company’s capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by the Company during prior fiscal years, and $14.1 million of contingent consideration, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $21.0 million based on future performance and milestone achievements over a one-year period). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment. During the nine months ended September 24, 2022, $7.0 million of contingent consideration was paid as certain operational milestones were achieved. As of September 24, 2022, other financial targets associated with the contingent consideration were not met and the fair value of the remaining contingent consideration is zero.
Other Acquisition
On March 3, 2021, the Company acquired certain assets from a distributor that supports the Company’s DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $17.5 million based on future performance over a three-year period). The fair value of the net assets acquired included $17.3 million of goodwill, $15.2 million attributed to supplier relationships (to be amortized over a 4-year period), and $3.0 million of property, plant, and equipment. The business is reported as part of the Company’s DSA reportable segment. As of September 24, 2022, the fair value of the contingent consideration was zero as certain operational targets were not achieved.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase price information
The purchase price allocation was as follows:

	Explora BioLabs (1)	Vigene	Retrogenix	Cognate	Distributed Bio
	April 5, 2022	June 28, 2021	March 30, 2021	March 29, 2021	December 31, 2020
	(in thousands)
Trade receivables	$7,679	$3,548	$2,266	$18,566	$2,722
Other current assets (excluding cash)	1,067	1,657	209	14,128	221
Property, plant and equipment	37,369	7,649	400	52,082	2,382
Operating lease right-of-use asset, net	48,613	22,507	1,385	34,349	1,586
Goodwill (2)	215,752	239,681	34,489	611,555	71,585
Definite-lived intangible assets	70,100	93,900	22,126	270,900	24,540
Other long-term assets	556	694	—	6,098	469
Deferred revenue	(3,507)	(4,260)	(434)	(20,539)	(1,319)
Other current liabilities (3)	(15,507)	(6,319)	(1,141)	(45,388)	(1,504)
Operating lease right-of-use liabilities (Long-term)	(57,193)	(21,220)	(1,205)	(31,383)	(1,123)
Deferred tax liabilities	(18,601)	(13,958)	(4,174)	(32,503)	(2,529)
Other long-term liabilities	(1,807)	—	—	—	—
Total purchase price allocation	$284,521	$323,879	$53,921	$877,865	$97,030

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

(3) In connection with its acquisitions of businesses, the Company routinely records liabilities related to indirect state and local taxes for preacquisition periods when such liabilities are estimable and deemed probable. The Company may or may not be indemnified for such indirect tax liabilities under terms of the acquisitions. As these indirect tax contingencies are resolved, actual obligations, and any indemnifications, may differ from the recorded amounts and any differences are reflected in reported results in the period in which these are resolved. Specifically for Cognate, as of March 29, 2021, the Company recorded an estimated liability of $17.0 million pertaining to indirect state sales taxes. During the nine months ended September 24, 2022, the Company received a favorable ruling from the applicable state in which the indirect state sales tax liability arose and, accordingly, this liability was reduced in full, resulting in a gain recorded through selling, general and administrative expenses in the period.

The definite-lived intangible assets acquired were as follows:

	Explora BioLabs	Vigene	Retrogenix	Cognate	Distributed Bio
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$64,000	$87,500	$17,340	$257,200	$16,080
Other intangible assets	6,100	6,400	4,786	13,700	8,460
Total definite-lived intangible assets	$70,100	$93,900	$22,126	$270,900	$24,540

Weighted Average Amortization Life	(in years)
Client relationships	13	12	13	13	9
Other intangible assets	4	2	3	2	4
Total definite-lived intangible assets	12	11	11	13	7

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)
Transaction and Integration Costs
Selling, general and administrative expenses	$3,065	$6,343	$14,604	$29,754
Pro forma information
The following selected unaudited pro forma consolidated results of operations are presented as if the Cognate and Vigene acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 29, 2019, after giving effect to certain adjustments. For the three and nine months ended September 25, 2021, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $4.3 million and $17.6 million, additional interest expense on borrowing of none and $5.6 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. All other acquisitions have not been included because that information is not material to the consolidated financial statements.

	September 25, 2021
	Three Months Ended	Nine Months Ended
	(in thousands)
	(unaudited)
Revenue	$895,937	$2,678,596
Net income attributable to common shareholders	106,288	238,775
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
RMS Japan Divestiture
On October 12, 2021, the Company sold its RMS Japan operations to The Jackson Laboratory for a purchase price of $70.9 million, which included $7.9 million in cash, $3.8 million pension over funding, and certain post-closing adjustments.
The RMS Japan business was reported in the Company’s RMS reportable segment. The Company determined that the RMS Japan business was not optimized within the Company’s portfolio at its current scale, and that the capital could be better deployed in other long-term growth opportunities.
CDMO Sweden Divestiture
On October 12, 2021, the Company sold its gene therapy CDMO site in Sweden to a private investor group for a purchase price of $59.6 million, net of $0.2 million in cash and other post-closing adjustments that may impact the purchase price. Included in the purchase price are contingent payments fair valued at $15.3 million, which were estimated using a probability weighted model (the maximum contingent contractual payments are up to $25.0 million based on future performance), as well as a purchase obligation of approximately $10.0 million between the parties. As of September 24, 2022, the fair value of the contingent payments was reduced to $7.5 million as certain financial targets are not expected to be achieved.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The carrying amounts of the major classes of assets and liabilities associated with the divestitures of the businesses were as follows:

	October 12, 2021
	RMS Japan	CDMO Sweden
	(in thousands)
Assets
Current assets	$26,524	$8,187
Property, plant, and equipment, net	17,379	14,339
Operating lease right-of-use assets, net	—	19,733
Goodwill	4,129	27,764
Intangible assets, net	—	14,089
Other assets	3,695	—
Total assets	$51,727	$84,112

Liabilities
Current liabilities	$8,705	$6,386
Operating lease right-of-use liabilities	—	18,221
Long-term liabilities	94	—
Total liabilities	$8,799	$24,607
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$88,174	$65,805	$243,901	$197,035
Services and products transferred at a point in time	91,940	105,453	299,165	327,827
Total RMS revenue	180,114	171,258	543,066	524,862
DSA
Services and products transferred over time	618,270	531,637	1,749,977	1,571,895
Services and products transferred at a point in time	1,193	186	5,662	1,200
Total DSA revenue	619,463	531,823	1,755,639	1,573,095
Manufacturing
Services and products transferred over time	89,173	93,473	276,993	240,015
Services and products transferred at a point in time	100,407	99,383	300,519	297,138
Total Manufacturing revenue	189,580	192,856	577,512	537,153
Total revenue	$989,157	$895,937	$2,876,217	$2,635,110
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 24, 2022. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and (iii) service revenue recognized in accordance with ASC 842, “Leases” (see additional disclosure for Other Performance Obligations).
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 24, 2022:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$609,960	$461,386	$72,772	$4,130	$1,148,248
Manufacturing	113	8	—	—	121
Total	$610,073	$461,394	$72,772	$4,130	$1,148,369
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
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	September 24, 2022	December 25, 2021
	(in thousands)
Balances from contracts with customers:
Client receivables	$580,626	$489,452
Contract assets (unbilled revenue)	199,977	160,609
Contract liabilities (current and long-term deferred revenue)	275,634	240,281
Contract liabilities (customer contract deposits)	76,904	59,512
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $52 million and $36 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of September 24, 2022 and December 25, 2021, respectively. Advanced client payments of approximately $77 million and $60 million have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 24, 2022 and December 25, 2021, respectively.
Other changes in the contract asset and the contract liability balances during the nine months ended September 24, 2022 and September 25, 2021 were as follows:
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
During the nine months ended September 24, 2022 and September 25, 2021, immaterial cumulative catch-up adjustments to revenue were recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 85% of unbilled revenue as of December 25, 2021, which was $161 million, was billed during the nine months ended September 24, 2022. Approximately 85% of unbilled revenue as of December 26, 2020, which was $135 million, was billed during the nine months ended September 25, 2021.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 85% of contract liabilities as of December 25, 2021, which was $240 million, were recognized as revenue during the nine months ended September 24, 2022. Approximately 85% of contract liabilities as of December 26, 2020, which was $227 million, were recognized as revenue during the nine months ended September 25, 2021.
Other Performance Obligations
As part of the Company’s service offerings, primarily in the Manufacturing and RMS segments, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year. For the three months ended September 24, 2022 and September 25, 2021, the Company recognized lease revenue of $15.8 million and $5.3 million, which is recorded within service revenue, which is transferred over time, within the unaudited condensed consolidated statements of income. For the nine months ended September 24, 2022 and September 25, 2021, the Company recognized lease revenue of $37.6 million and $11.6 million within the unaudited condensed consolidated statements of income. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT INFORMATION
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)
RMS
Revenue	$180,114	$171,258	$543,066	$524,862
Operating income	35,891	39,111	123,299	126,626
Depreciation and amortization	13,128	9,927	35,825	29,450
Capital expenditures	10,743	18,026	33,239	29,521
DSA
Revenue	$619,463	$531,823	$1,755,639	$1,573,095
Operating income	142,143	116,548	375,922	312,011
Depreciation and amortization	43,913	44,072	135,328	132,268
Capital expenditures	43,400	23,270	133,908	60,783
Manufacturing
Revenue	$189,580	$192,856	$577,512	$537,153
Operating income	31,479	48,563	140,350	154,717
Depreciation and amortization	17,005	13,953	53,487	34,474
Capital expenditures	18,137	13,296	65,396	34,008
The following tables present reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)
Three Months Ended:
Total reportable segments	$209,513	$204,222	$74,046	$67,952	$72,280	$54,592
Unallocated corporate	(58,537)	(48,420)	559	734	113	944
Total consolidated	$150,976	$155,802	$74,605	$68,686	$72,393	$55,536

Nine Months Ended
Total reportable segments	$639,571	$593,354	$224,640	$196,192	$232,543	$124,312
Unallocated corporate	(152,406)	(176,299)	1,685	2,107	3,166	5,685
Total consolidated	$487,165	$417,055	$226,325	$198,299	$235,709	$129,997

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)
RMS	$180,114	$171,258	$543,066	$524,862
DSA	619,463	531,823	1,755,639	1,573,095
Manufacturing	189,580	192,856	577,512	537,153
Total revenue	$989,157	$895,937	$2,876,217	$2,635,110

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)
Stock-based compensation	$13,381	$13,258	$30,415	$31,317
Compensation, benefits, and other employee-related expenses	28,313	17,249	77,456	70,535
External consulting and other service expenses	4,144	6,670	13,190	20,327
Information technology	4,359	4,074	9,912	12,286
Depreciation	559	734	1,685	2,107
Acquisition and integration	1,059	3,392	9,899	28,988
Other general unallocated corporate	6,722	3,043	9,849	10,739
Total unallocated corporate expense	$58,537	$48,420	$152,406	$176,299
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
September 24, 2022	$595,265	$245,928	$101,601	$43,803	$2,560	$989,157
September 25, 2021	493,564	258,353	85,252	56,607	2,161	895,937

Nine Months Ended:
September 24, 2022	$1,688,731	$760,599	$280,541	$138,988	$7,358	$2,876,217
September 25, 2021	1,433,665	771,594	252,924	171,186	5,741	2,635,110
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables and contract assets, net is as follows:

	September 24, 2022	December 25, 2021
	(in thousands)
Client receivables	$580,626	$489,452
Unbilled revenue	199,977	160,609
Total	780,603	650,061
Less: Allowance for credit losses	(9,827)	(7,180)
Trade receivables and contract assets, net	$770,776	$642,881
The composition of inventories is as follows:

	September 24, 2022	December 25, 2021
	(in thousands)
Raw materials and supplies	$35,597	$33,118
Work in process	41,357	40,268
Finished products	184,568	125,760
Inventories	$261,522	$199,146

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of other current assets is as follows:

	September 24, 2022	December 25, 2021
	(in thousands)
Prepaid income tax	$87,038	$84,725
Short-term investments	950	1,063
Restricted cash	1,376	4,023
Other receivables	7,723	7,500
Other current assets	$97,087	$97,311
The composition of other assets is as follows:

	September 24, 2022	December 25, 2021
	(in thousands)
Venture capital investments	$131,515	$149,640
Strategic equity investments	158,582	51,712
Life insurance policies	39,938	51,048
Long-term pension assets	33,491	39,582
Other long-term income tax assets	15,088	18,690
Restricted cash	1,100	1,077
Other	49,979	41,140
Other assets	$429,693	$352,889
The composition of other current liabilities is as follows:

	September 24, 2022	December 25, 2021
	(in thousands)
Current portion of operating lease right-of-use liabilities	$44,613	$33,267
Customer contract deposits	76,904	59,512
Accrued income taxes	47,036	26,161
Other	13,341	18,701
Other current liabilities	$181,894	$137,641
The composition of other long-term liabilities is as follows:

	September 24, 2022	December 25, 2021
	(in thousands)
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plans	$100,552	$104,944
U.S. Transition Tax	32,324	43,057
Long-term deferred revenue	24,161	20,578
Other	37,673	74,280
Other long-term liabilities	$194,710	$242,859
6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $131.5 million and $149.6 million as of September 24, 2022 and December 25, 2021, respectively. The Company’s total commitment to the venture capital funds as of September 24, 2022 was $190.3 million, of which the Company funded $125.1 million through that date. The Company received distributions totaling $3.7 million and $10.2 million for the three months ended September 24, 2022 and September 25, 2021, respectively. The Company received distributions totaling $7.7 million and $37.7 million for the nine months ended September 24, 2022 and September 25, 2021, respectively.
The Company recognized net gains on venture capital investments of $3.0 million and net losses of $10.3 million for the three months ended September 24, 2022 and September 25, 2021, respectively, both of which were driven primarily by publicly-held investments. The Company recognized net losses on venture capital investments of $20.1 million for the nine months ended

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 24, 2022, driven by the decrease in the fair value of publicly-held investments offset by increases from private investments, and net losses of $15.6 million for the nine months ended September 25, 2021, which were driven by publicly-held and private investments.
The Company also invests, with minority positions, directly in equity of privately-held companies. Strategic equity investments were $158.6 million and $51.7 million as of September 24, 2022 and December 25, 2021, respectively. In April 2022, the Company acquired a 49% equity interest in a supplier supporting the DSA reportable segment (the Investee) for $90.0 million up front and an additional future contingent payment of up to $5.0 million based upon the Investee’s future performance. The total allocable basis of the investment exceeds the proportional interest in the Investee’s underlying net assets by $86.7 million, which has been allocated primarily to goodwill, intangible assets (client relationships and backlog), and deferred tax liabilities in the amount of $26.2 million, $71.2 million, and $10.7 million. respectively. The Company recognizes its proportional share of the Investee’s earnings, adjusted for the amortization of the intangible assets over their useful lives and any intra-entity eliminations, under the equity method of accounting on a three-month lag within other income (expense), net in the accompanying consolidated statements of income. Summarized financial information for this equity method Investee is not presented as such information is not material to the Company’s financial statements. The Company purchased additional strategic equity investments of $33.0 million during the nine months ended September 24, 2022 and recognized insignificant gains and losses for the three and nine months ended September 24, 2022 and September 25, 2021. Additionally, in October 2022 the Company purchased an additional interest in an existing strategic equity investment for $25 million.
7. FAIR VALUE
The Company has certain financial assets and liabilities recorded at fair value, which have been classified as Level 1, 2, or 3 within the fair value hierarchy. Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 24, 2022
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$77	$—	$77
Other assets:
Life insurance policies	—	32,738	—	32,738
Total assets measured at fair value	$—	$32,815	$—	$32,815

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$8,661	$8,661
Total liabilities measured at fair value	$—	$—	$8,661	$8,661
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 24, 2022, there were no transfers between levels.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Nine Months Ended
	September 24, 2022	September 25, 2021
	(in thousands)
Beginning balance	$37,244	$2,328
Additions	—	72,476
Payments	(11,476)	(2,889)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	(15,340)	(10,360)
Foreign currency translation	(1,767)	(226)
Ending balance	$8,661	$61,329
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $53 million, of which the value accrued as of September 24, 2022 is approximately $9 million. The weighted average probability of achieving the maximum target is approximately 16%. The average volatility and weighted average cost of capital are approximately 40% and 16%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
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

	September 24, 2022		December 25, 2021
	Book Value	Fair Value	Book Value	Fair Value
4.25% Senior Notes due 2028	$500,000	$446,250	$500,000	$521,250
3.75% Senior Notes due 2029	500,000	422,500	500,000	506,700
4.0% Senior Notes due 2031	500,000	413,750	500,000	507,500
Derivative Instrument
Early in November 2022, the Company entered into an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to floating rate borrowings under the Credit Facility, at a fixed rate of 4.700% making the total interest rate 5.825% at our current spread. The Company designated this derivative instrument as a cash flow hedge at the inception of the contract and expects it to be highly effective.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 25, 2021	Acquisition Related	Foreign Exchange	September 24, 2022
	(in thousands)
RMS	$283,524	$215,752	$(2,528)	$496,748
DSA	1,472,506	—	(81,136)	1,391,370
Manufacturing	955,851	(592)	(67,372)	887,887
Goodwill	$2,711,881	$215,160	$(151,036)	$2,776,005
The increase in goodwill during the nine months ended September 24, 2022 related primarily to the acquisition of Explora BioLabs in the RMS reportable segment.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 24, 2022			December 25, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$14,810	$(11,800)	$3,010	$12,577	$(9,517)	$3,060
Technology	123,169	(95,545)	27,624	135,764	(95,454)	40,310
Trademarks and trade names	12,164	(3,981)	8,184	13,086	(3,448)	9,638
Other	37,900	(18,597)	19,303	35,231	(8,445)	26,786
Other intangible assets	188,043	(129,923)	58,121	196,658	(116,864)	79,794
Client relationships	1,456,032	(546,133)	909,899	1,475,757	(494,359)	981,398
Intangible assets	$1,644,075	$(676,056)	$968,020	$1,672,415	$(611,223)	$1,061,192
The decrease in intangible assets, net during the nine months ended September 24, 2022 related primarily to normal amortization over the useful lives offset by the acquisition of Explora BioLabs.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	September 24, 2022	December 25, 2021
	(in thousands)
Revolving facility	$1,429,154	$1,161,431
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	239	368
Finance leases	29,428	27,223
Total debt and finance leases	2,958,821	2,689,022
Less:
Current portion of long-term debt	—	101
Current portion of finance leases	2,079	2,694
Current portion of long-term debt and finance leases	2,079	2,795
Long-term debt and finance leases	2,956,742	2,686,227
Debt discount and debt issuance costs	(19,686)	(22,663)
Long-term debt, net and finance leases	$2,937,056	$2,663,564
As of September 24, 2022 and December 25, 2021, the weighted average interest rate on the Company’s debt was 3.85% and 2.78%, respectively. During the nine months ended September 25, 2021, the Company prepaid $500 million of Senior Notes due in 2026 along with $21 million of related debt extinguishment costs and $13 million of accrued interest using proceeds from additional senior notes issued on the same day. The payment of the 2026 Senior Notes was accounted for as a debt extinguishment. Approximately $21 million of debt extinguishment costs and $5 million of deferred financing costs write-offs were recorded in Interest expense for the nine months ended September 25, 2021.
Foreign currency transactions
During the three and nine months ended September 24, 2022 and September 25, 2021, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility, which were between $250 million and $400 million each. To limit this foreign currency exposure, the Company entered into foreign exchange forward contracts, which are not designated as hedging instruments. The gains and losses incurred on these transactions were as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021	Affected Line Item in the Consolidated Statements of Income
	(in thousands)
Loss on foreign debt remeasurement	$(16,006)	$(4,417)	$(46,529)	$(22,680)	Other expense, net
Gain on foreign exchange forward contract	17,406	5,048	49,712	24,380	Interest expense

Letters of Credit
As of September 24, 2022 and December 25, 2021, the Company had $17.7 million in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)
Numerator:
Net income	$97,612	$105,159	$303,502	$259,010
Less: Net income attributable to noncontrolling interests	1,139	1,733	4,686	5,606
Net income attributable to common shareholders	$96,473	$103,426	$298,816	$253,404

Denominator:
Weighted-average shares outstanding - Basic	50,870	50,425	50,778	50,234
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	413	1,133	507	1,126
Weighted-average shares outstanding - Diluted	51,283	51,558	51,285	51,360

Anti-dilutive common stock equivalents(1)	571	154	568	158

(1) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
During the nine months ended September 24, 2022 and September 25, 2021, the Company did not repurchase any shares under its authorized stock repurchase program. As of September 24, 2022, the Company had $129.1 million remaining on the authorized stock repurchase program. The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock units and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 24, 2022 and September 25, 2021, the Company acquired 0.1 million shares for $38.5 million and 0.1 million shares for $40.4 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 25, 2021	$(98,173)	$(66,567)	$(164,740)
Other comprehensive loss before reclassifications	(253,181)	—	(253,181)
Amounts reclassified from accumulated other comprehensive income	—	2,218	2,218
Net current period other comprehensive (loss) income	(253,181)	2,218	(250,963)
Income tax (benefit) expense	(20,645)	550	(20,095)
September 24, 2022	$(330,709)	$(64,899)	$(395,608)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three and nine months ended September 24, 2022 and September 25, 2021.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
The Company has a 92% equity interest in Vital River with an 8% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($24.2 million as of September 24, 2022) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.
Prior to June 2022, the Company had an 80% equity interest in a subsidiary with a 20% redeemable noncontrolling interest. In June 2022, the Company purchased an additional 10% interest in the subsidiary for $15.0 million. Beginning in 2024, the Company has the right to purchase, and the noncontrolling interest holders have the right to sell (Put/call option), the remaining 10% equity interest at its appraised value ($15.0 million as of September 24, 2022). The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 10% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 10% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Nine Months Ended
	September 24, 2022	September 25, 2021
	(in thousands)
Beginning balance	$53,010	$25,499
Purchase of a 10% redeemable noncontrolling interest	(15,000)	—
Adjustments of noncontrolling interests to redemption values	6,681	3,043
Net income attributable to noncontrolling interests	2,963	3,674
Dividend to redeemable noncontrolling interest	(3,525)	—
Foreign currency translation	(4,923)	340
Ending balance	$39,206	$32,556
11. INCOME TAXES
The Company’s effective tax rates for the three months ended September 24, 2022 and September 25, 2021 were 20.7% and 14.7%, respectively. The Company’s effective tax rates for the nine months ended September 24, 2022 and September 25, 2021 were 19.7% and 18.3%, respectively. The increase in the three month effective tax rates from the prior year period was primarily attributable to a decreased tax benefit from stock-based compensation deductions, as well as lower research and development tax credits due to a discrete benefit in the three months ended September 25, 2021. The increase in the nine month effective tax rates is attributable primarily to the same reasons as above, partially offset with the deferred tax impact of tax law changes enacted during the nine months ended September 25, 2021.
For the three months ended September 24, 2022, the Company’s unrecognized tax benefits decreased by $1.2 million to $33.3 million, primarily due to favorable foreign exchange, and the lapse of statutes of limitations, partially offset by increases in research and development tax credit reserves. For the three months ended September 24, 2022, the amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $1.5 million to $29.6 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $1.1 million as of September 24, 2022. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $10.6 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2018.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, France, and India. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in thousands)
RMS	$(110)	$—	$1,017	$7
DSA	71	815	687	2,449
Manufacturing	1,165	1,516	1,543	2,385
Unallocated corporate	(23)	—	1,231	(151)
Total	$1,103	$2,331	$4,478	$4,690
As of September 24, 2022 and September 25, 2021, $1.7 million and $3.4 million, respectively, of severance and other personnel related costs liabilities and lease obligation liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
13. COMMITMENTS AND CONTINGENCIES
Litigation
Various lawsuits, claims and proceedings are pending against the Company. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on the Company’s business or financial condition.
14. SUBSEQUENT EVENT
Avian Vaccine Services Divestiture
On November 1, 2022, the Company signed an agreement with a private investor group to sell its Avian Vaccine Services business (“Avian”) for approximately $170 million in cash, subject to certain customary closing adjustments, and future contingent payments up to an additional $30 million. The Company is in the process of evaluating the transaction and its impact on the consolidated financial statements. The proposed transaction is expected to close in the fourth quarter of fiscal 2022.

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
Overview
We are a full service, leading global non-clinical drug development partner. We have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, which is able to support our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities, including our recently acquired contract development and manufacturing organization (CDMO) business. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
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
Russia-Ukraine Conflict
In February 2022, the Russian Federation launched an invasion of the country of Ukraine resulting in conflict in the region and a variety of sanctions against the Russian Federation enacted by several governments, including the U.S, United Kingdom, Canada and European Union. The conflict has had and continues to have, direct and indirect adverse effects on financial markets and global supply chain disruptions. We do not have any direct operations in either Russia or Ukraine and there were no material impacts to our financial statements for the three and nine months ended September 24, 2022 as a result of the situation. We will continue to monitor the situation as it evolves for potential impacts to our operating and financial results such as increased inflationary, supply chain, or cybersecurity risks in subsequent periods. Refer to Item 1A, Risk Factors disclosed herein and in our Annual Report on Form 10-K for fiscal 2021 for our assessment of risk factors surrounding inflationary, supply chain and cybersecurity risks.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
Fiscal Year 2022 Acquisition
On April 5, 2022, we acquired Explora BioLabs Holdings, Inc. (Explora BioLabs), a provider of contract vivarium research

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
services, providing biopharmaceutical clients with turnkey in vivo vivarium facilities, management and related services to efficiently conduct their early-stage research activities. The acquisition of Explora BioLabs complements our existing IS business, specifically our CRADL (Charles River Accelerator and Development Lab) footprint, and offers incremental opportunities to partner with an emerging client base, many of which are engaged in cell and gene therapy development. The purchase price of Explora BioLabs was $284.5 million, net of $6.6 million in cash. The acquisition was funded through proceeds from our Credit Facility. This business is reported as part of our RMS reportable segment.
Fiscal Year 2021 Acquisitions
On June 28, 2021, we acquired Vigene Biosciences, Inc. (Vigene), a gene therapy CDMO, providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The purchase price of Vigene was $323.9 million, net of $2.7 million in cash, and included $34.5 million of contingent consideration (maximum contingent payments of up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our Manufacturing reportable segment. As of September 24, 2022, the fair value of the contingent consideration was zero as certain financial targets have not and are not expected to be achieved.
On March 30, 2021, we acquired Retrogenix Limited (Retrogenix), an outsourced discovery services provider specializing in bioanalytical services utilizing its proprietary cell microarray technology. The acquisition of Retrogenix enhances our scientific expertise with additional large molecule and cell therapy discovery capabilities. The purchase price of Retrogenix was $53.9 million, net of $8.5 million in cash. Included in the purchase price are additional payments up to $6.9 million, which are contingent on future performance. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
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
On March 3, 2021, we acquired certain assets from a distributor that supports our DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration (the maximum contingent contractual payments are up to $17.5 million). The business is reported as part of our DSA reportable segment. As of September 24, 2022, the fair value of the contingent consideration was zero as certain operational targets were not achieved.
On December 31, 2020, we acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands our capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by us during prior fiscal years, and $14.1 million of contingent consideration (the maximum contingent contractual payments are up to $21.0 million). The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment. During the nine months ended September 24, 2022, $7.0 million of contingent consideration was paid as certain operational milestones were achieved. Other financial targets associated with the contingent consideration were not met and the fair value of the remaining contingent consideration is zero as of September 24, 2022.
Recent Divestitures
On November 1, 2022, we signed an agreement with a private investor group to sell our Avian Vaccine Services business (“Avian”) for approximately $170 million in cash, subject to certain customary closing adjustments, and future contingent payments up to an additional $30 million. We are in the process of evaluating the transaction and its impact on the consolidated financial statements. The proposed transaction is expected to close in the fourth quarter of fiscal 2022.
On October 12, 2021, we completed two separate divestitures. We sold our RMS Japan operations to The Jackson Laboratory for a purchase price of $70.9 million, which included $7.9 million in cash, $3.8 million pension over funding, and certain post-closing adjustments. We also sold our gene therapy CDMO site in Sweden to a private investor group for a purchase price of $59.6 million, net of $0.2 million in cash and certain post-closing adjustments. Included in the purchase price are contingent payments fair valued at $15.3 million, (the maximum contingent contractual payments are up to $25.0 million based on future performance), as well as a purchase obligation of approximately $10 million between the parties. As of September 24, 2022, the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
fair value of the contingent payments was reduced to $7.5 million as certain financial targets are not expected to be achieved. We routinely evaluate the strategic fit and fundamental performance of our businesses. As part of this assessment, we determined that the above capital could be better deployed in other long-term growth opportunities.
Fiscal Quarters
Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end, which will occur in this fiscal year 2022.
Overview of Results of Operations and Liquidity
Revenue for the three months ended September 24, 2022 increased $93.3 million, or 10.4%, to $989.2 million compared to $895.9 million in the corresponding period in 2021. Revenue for the nine months ended September 24, 2022 increased $241.1 million, or 9.1%, to $2.9 billion compared to $2.6 billion in the corresponding period in 2021. The increase in revenue in both periods was primarily due to increased demand within our DSA segment and recent acquisition of Explora BioLabs; partially offset by the divestitures of RMS Japan and CDMO Sweden and the negative effect of changes in foreign currency exchange rates when compared to the corresponding three and nine month periods in 2021.
In the three months ended September 24, 2022, our operating income and operating income margin were $151.0 million and 15.3%, respectively, compared with $155.8 million and 17.4%, respectively, in the corresponding period of 2021. In the nine months ended September 24, 2022, our operating income and operating income margin were $487.2 million and 16.9%, respectively, compared with $417.1 million and 15.8%, respectively, in the corresponding period of 2021. The decreases in operating income and operating margin for the three months ended September 24, 2022 was primarily due to higher operating costs associated with our CDMO business, higher staffing costs and modest inflationary pressures. The increases in operating income and operating income margin for the nine months ended September 24, 2022 was primarily due to the contribution of higher revenue described above, lower acquisition related costs, changes in contingent consideration; partially offset by higher operating costs associated with our CDMO business, higher staffing costs and modest inflationary pressures.
Net income attributable to common shareholders decreased to $96.5 million in the three months ended September 24, 2022, from $103.4 million in the corresponding period of 2021. The decrease in Net income attributable to common shareholders was primarily due to decreases in operating income described above and a decreased tax benefit from stock-based compensation deductions.
Net income attributable to common shareholders increased to $298.8 million in the nine months ended September 24, 2022, from $253.4 million in the corresponding period of 2021. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income described above and by the absence of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in 2021; partially offset by higher provision for income taxes and higher losses on our investments compared to the corresponding period in 2021.
During the nine months ended September 24, 2022, our cash flows from operations was $384.9 million compared with $531.5 million for the same period in 2021. The decrease was driven by timing and amount of our working capital balances, principally collections of net contract balances from customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits), inventory purchases, and variable compensation payments.
Results of Operations
Three Months Ended September 24, 2022 Compared to the Three Months Ended September 25, 2021
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 24, 2022	September 25, 2021	$ change	% change
	(in millions, except percentages)
Service revenue	$812.9	$703.8	$109.1	15.5%
Product revenue	176.3	192.1	(15.8)	(8.2)%
Total revenue	$989.2	$895.9	$93.3	10.4%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

	Three Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$180.1	$171.3	$8.8	5.2%	(4.0)%
DSA	619.5	531.8	87.7	16.5%	(4.3)%
Manufacturing	189.6	192.8	(3.2)	(1.7)%	(5.4)%
Total revenue	$989.2	$895.9	$93.3	10.4%	(4.5)%
The following table presents operating income by reportable segment:

	Three Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$35.9	$39.1	$(3.2)	(8.2)%	(4.8)%
DSA	142.1	116.5	25.6	22.0%	(1.6)%
Manufacturing	31.5	48.6	(17.1)	(35.2)%	(9.3)%
Unallocated corporate	(58.5)	(48.4)	(10.1)	20.9%	(1.7)%
Total operating income	$151.0	$155.8	$(4.8)	(3.1)%	(5.0)%
Operating income % of revenue	15.3%	17.4%		(210) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$180.1	$171.3	$8.8	5.2%	(4.0)%
Cost of revenue (excluding amortization of intangible assets)	113.2	103.8	9.4	9.1%
Selling, general and administrative	25.5	24.3	1.2	5.1%
Amortization of intangible assets	5.5	4.1	1.4	34.2%
Operating income	$35.9	$39.1	$(3.2)	(8.2)%	(4.8)%
Operating income % of revenue	19.9%	22.8%		(290) bps
RMS revenue increased $8.8 million due primarily to higher small research model product revenue in North America and China, higher research model services revenue, specifically the Insourcing Solutions business, which included the acquisition of Explora BioLabs contributing $15.1 million; partially offset by the divestiture of RMS Japan, which decreased product revenue by $12.1 million and the effect of changes in foreign currency exchange rates.
RMS operating income decreased $3.2 million compared to the corresponding period in 2021. RMS operating income as a percentage of revenue for the three months ended September 24, 2022 was 19.9%, a decrease of 290 bps from 22.8% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue decreased primarily due to revenue mix and higher operating costs in China, as well as expansion costs related to new CRADL and Explora sites in the Insourcing Solutions business.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA

	Three Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$619.5	$531.8	$87.7	16.5%	(4.3)%
Cost of revenue (excluding amortization of intangible assets)	400.5	356.6	43.9	12.3%
Selling, general and administrative	56.9	37.8	19.1	50.7%
Amortization of intangible assets	20.0	20.9	(0.9)	(4.5)%
Operating income	$142.1	$116.5	$25.6	22.0%	(1.6)%
Operating income % of revenue	22.9%	21.9%		100 bps
DSA revenue increased $87.7 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due principally to increased demand and pricing of services; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $25.6 million during the three months ended September 24, 2022 compared to the corresponding period in 2021. DSA operating income as a percentage of revenue for the three months ended September 24, 2022 was 22.9%, an increase of 100 bps from 21.9% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above partially offset by higher staffing costs, modest inflationary pressures, and the absence of adjustments to contingent considerations arrangements related to certain acquisition compared to the same period in 2021.
Manufacturing

	Three Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$189.6	$192.8	$(3.2)	(1.7)%	(5.4)%
Cost of revenue (excluding amortization of intangible assets)	105.3	98.2	7.1	7.2%
Selling, general and administrative	42.7	38.2	4.5	11.9%
Amortization of intangible assets	10.1	7.8	2.3	28.2%
Operating income	$31.5	$48.6	$(17.1)	(35.2)%	(9.3)%
Operating income % of revenue	16.6%	25.2%		(860) bps
Manufacturing revenue decreased $3.2 million due primarily to the divestiture of the CDMO Sweden business, which decreased revenue by $4.2 million, a reduction within our CDMO business, and the effect of changes in foreign currency exchange rates; partially offset by higher service revenue within our Biologics Testing Solutions business, and an increased demand for endotoxin products in our Microbial Solutions business.
Manufacturing operating income decreased $17.1 million during the three months ended September 24, 2022 compared to the corresponding period in 2021. Manufacturing operating income as a percentage of revenue for the three months ended September 24, 2022 was 16.6%, a decrease of 860 bps from 25.2% for the corresponding period in 2021. The decrease in operating income and operating income as a percentage of revenue was due to lower revenue described above, adjustments to contingent consideration arrangements related to certain acquisitions, and higher operating costs associated with our CDMO business.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Three Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Unallocated corporate	$58.5	$48.4	$10.1	20.9%	(1.7)%
Unallocated corporate % of revenue	5.9%	5.4%		50 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $10.1 million, or 20.9%, compared to the corresponding period in 2021 is primarily related to higher compensation and benefit expenses. Costs as a percentage of revenue for the three months ended September 24, 2022 was 5.9%, an increase of 50 bps from 5.4% for the corresponding period in 2021.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.1 million for both the three months ended September 24, 2022 and the corresponding period in 2021.
Interest Expense
Interest expense for the three months ended September 24, 2022 was $11.4 million, a decrease of $5.1 million, or 30.9%, compared to $16.5 million for the corresponding period in 2021. The decrease was due primarily to a higher foreign currency gain recognized in connection with a debt-related foreign exchange forward contract in the three months ended September 24, 2022, partially offset by higher interest rates on our variable debt as compared to the corresponding period in 2021.
Other Expense, Net
Other expense, net, was $16.6 million for the three months ended September 24, 2022, an increase of $0.4 million compared to $16.2 million for the corresponding period in 2021. The increase in the three months ended September 24, 2022 was due primarily to higher foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency as compared to the corresponding period in 2021, offset by venture capital investment gains compared to losses incurred for the corresponding period in 2021.
Income Taxes
Income tax expense for the three months ended September 24, 2022 was $25.5 million, an increase of $7.4 million compared to $18.1 million for the corresponding period in 2021. Our effective tax rate was 20.7% for the three months ended September 24, 2022, compared to 14.7% for the corresponding period in 2021. The increase in our effective tax rate in the 2022 period compared to the 2021 period was primarily attributable to decreased tax benefit from stock-based compensation deductions, as well as lower research and development tax credits due to a discrete benefit in the three months ended September 25, 2021.
Nine Months Ended September 24, 2022 Compared to the Nine Months Ended September 25, 2021
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 24, 2022	September 25, 2021	$ change	% change
	(in millions, except percentages)
Service revenue	$2,316.2	$2,045.8	$270.4	13.2%
Product revenue	560.0	589.3	(29.3)	(5.0)%
Total revenue	$2,876.2	$2,635.1	$241.1	9.1%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

	Nine Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$543.1	$524.9	$18.2	3.5%	(2.7)%
DSA	1,755.6	1,573.1	182.5	11.6%	(3.1)%
Manufacturing	577.5	537.1	40.4	7.5%	(4.2)%
Total revenue	$2,876.2	$2,635.1	$241.1	9.1%	(3.2)%
The following table presents operating income by reportable segment:

	Nine Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$123.3	$126.6	$(3.3)	(2.6)%	(3.0)%
DSA	375.9	312.0	63.9	20.5%	(1.1)%
Manufacturing	140.4	154.7	(14.3)	(9.3)%	(6.4)%
Unallocated corporate	(152.4)	(176.2)	23.8	(13.6)%	(0.8)%
Total operating income	$487.2	$417.1	$70.1	16.8%	(3.8)%
Operating income % of revenue	16.9%	15.8%		110 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Nine Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$543.1	$524.9	$18.2	3.5%	(2.7)%
Cost of revenue (excluding amortization of intangible assets)	330.5	315.2	15.3	4.9%
Selling, general and administrative	74.5	70.9	3.6	5.1%
Amortization of intangible assets	14.8	12.2	2.6	20.9%
Operating income	$123.3	$126.6	$(3.3)	(2.6)%	(3.0)%
Operating income % of revenue	22.7%	24.1%		(140) bps
RMS revenue increased $18.2 million due primarily to higher research model product revenue in North America and China, however China was negatively impacted by COVID-related restrictions that affected client order activity, higher research model services revenue, specifically the Insourcing Solutions business, which included the acquisition of Explora BioLabs contributing $27.8 million; partially offset by the divestiture of RMS Japan, which decreased product revenue by $36.4 million and the effect of changes in foreign currency exchange rates.
RMS operating income decreased $3.3 million compared to the corresponding period in 2021. RMS operating income as a percentage of revenue for the nine months ended September 24, 2022 was 22.7%, a decrease of 140 bps from 24.1% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue decreased primarily due to the divestiture of RMS Japan and the COVID-related revenue impact in China.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA

	Nine Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$1,755.6	$1,573.1	$182.5	11.6%	(3.1)%
Cost of revenue (excluding amortization of intangible assets)	1,164.8	1,062.6	102.2	9.6%
Selling, general and administrative	151.9	134.0	17.9	13.4%
Amortization of intangible assets	63.0	64.5	(1.5)	(2.4)%
Operating income	$375.9	$312.0	$63.9	20.5%	(1.1)%
Operating income % of revenue	21.4%	19.8%		160 bps
DSA revenue increased $182.5 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due principally to increased demand and pricing of services; and the acquisition of Retrogenix which contributed $3.3 million to Discovery Services revenue; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $63.9 million during the nine months ended September 24, 2022 compared to the corresponding period in 2021. DSA operating income as a percentage of revenue for the nine months ended September 24, 2022 was 21.4%, an increase of 160 bps from 19.8% for the corresponding period in 2021. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above as well as lower acquisition related costs and adjustments to contingent consideration arrangements related to certain acquisitions; partially offset by higher staffing costs and modest inflationary pressures compared to the same period in 2021.
Manufacturing

	Nine Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$577.5	$537.1	$40.4	7.5%	(4.2)%
Cost of revenue (excluding amortization of intangible assets)	317.2	269.6	47.6	17.7%
Selling, general and administrative	86.6	94.9	(8.3)	(8.8)%
Amortization of intangible assets	33.3	17.9	15.4	86.4%
Operating income	$140.4	$154.7	$(14.3)	(9.3)%	(6.4)%
Operating income % of revenue	24.3%	28.8%		(450) bps
Manufacturing revenue increased $40.4 million due primarily to our Biologics Solutions business, which includes the CDMO business acquisitions of Cognate and Vigene, which collectively contributed $43.9 million, and higher service revenue within our Biologics Testing Solutions business, as well as increased revenue in our Microbial Solutions business; partially offset by the divestiture of the CDMO Sweden business, which decreased revenue by $9.0 million, and the effect of changes in foreign currency exchange rates.
Manufacturing operating income decreased $14.3 million during the nine months ended September 24, 2022 compared to the corresponding period in 2021, which was primarily due to higher amortization of intangible asset costs; partially offset by a favorable adjustment related to a contingent consideration arrangement and a favorable ruling from tax authorities on certain indirect tax positions recorded within selling, general and administrative expense. Manufacturing operating income as a percentage of revenue for the nine months ended September 24, 2022 was 24.3%, a decrease of 450 bps from 28.8% for the corresponding period in 2021, primarily due to higher operating costs associated with our CDMO acquisitions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Nine Months Ended
	September 24, 2022	September 25, 2021	$ change	% change	Impact of FX
	(in millions, except percentages)
Unallocated corporate	$152.4	$176.2	$(23.8)	(13.6)%	(0.8)%
Unallocated corporate % of revenue	5.3%	6.7%		(140) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $23.8 million, or 13.6%, compared to the corresponding period in 2021 is primarily related to decreased costs associated with the evaluation and integration of our acquisition activity. Costs as a percentage of revenue for the nine months ended September 24, 2022 was 5.3%, a decrease of 140 bps from 6.7% for the corresponding period in 2021.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.4 million and $0.3 million for the nine months ended September 24, 2022 and the corresponding period in 2021, respectively.
Interest Expense
Interest expense for the nine months ended September 24, 2022 was $24.5 million, a decrease of $37.9 million, or 60.7%, compared to $62.4 million for the corresponding period in 2021. The decrease was due primarily to the absence of $26 million of debt extinguishment costs associated with the repayment of the 2026 Senior Notes and related write-off of deferred financing costs incurred in the nine months ended September 25, 2021, higher foreign currency gains recognized in connection with a debt-related foreign exchange forward contract, partially offset by higher interest rates on our variable debt in the nine months ended September 24, 2022 compared to the corresponding period in 2021.
Other Expense, Net
Other expense, net, was $85.0 million for the nine months ended September 24, 2022, an increase of $47.0 million compared to $38.0 million for the corresponding period in 2021. The increase was due primarily to higher foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in the nine months ended September 24, 2022 as compared to the corresponding period in 2021 and increased net losses on our venture capital investments, strategic equity investments, and life insurance investments for the nine months ended September 24, 2022 as compared to the corresponding period in 2021.
Income Taxes
Income tax expense for the nine months ended September 24, 2022 was $74.6 million, an increase of $16.5 million compared to $58.1 million for the corresponding period in 2021. Our effective tax rate was 19.7% for the nine months ended September 24, 2022 compared to 18.3% for the corresponding period in 2021. The increase in our effective tax rate in the 2022 period compared to the 2021 period was primarily attributable to a decreased tax benefit from stock-based compensation deductions, as well as lower research and development tax credits due to a discrete benefit in the three months ended September 25, 2021; partially offset with the deferred tax impact of tax law changes enacted during the nine months ended September 25, 2021.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our cash, cash equivalents and short-term investments:

	September 24, 2022	December 25, 2021
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$18.3	$28.2
Held in non-U.S. entities	175.4	213.0
Total cash and cash equivalents	193.7	241.2
Short-term investments:
Held in non-U.S. entities	1.0	1.1
Total cash, cash equivalents and short-term investments	$194.7	$242.3
Borrowings
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	September 24, 2022	December 25, 2021
	(in millions)
Revolving facility	$1,429.2	$1,161.4
4.25% Senior Notes due 2028	500.0	500.0
3.75% Senior Notes due 2029	500.0	500.0
4.00% Senior Notes due 2031	500.0	500.0
Total	$2,929.2	$2,661.4
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
Early in November 2022, we entered into an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to our floating rate borrowings under the Credit Facility, at a fixed rate of 4.700% making the total interest rate 5.825% at our current spread. We designated this derivative instrument as a cash flow hedge at the inception of the contract and expect it to be highly effective.
Our off-balance sheet commitments related to our outstanding letters of credit as of September 24, 2022 were $17.7 million.
Repurchases of Common Stock
During the nine months ended September 24, 2022, we did not repurchase any shares under our authorized stock repurchase program. As of September 24, 2022, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 24, 2022, we acquired 0.1 million shares for $38.5 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 24, 2022	September 25, 2021
	(in millions)
Net income	$303.5	$259.0
Adjustments to reconcile net income to net cash provided by operating activities	290.8	273.6
Changes in assets and liabilities	(209.4)	(1.1)
Net cash provided by operating activities	$384.9	$531.5
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 24, 2022, compared to the nine months ended September 25, 2021, the decrease in net cash provided by operating activities was driven by timing and amount of our working capital balances, principally collections of net contract balances from customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits), inventory purchases, and variable compensation payments.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 24, 2022	September 25, 2021
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(283.4)	$(1,292.1)
Capital expenditures	(235.7)	(130.0)
Investments, net	(126.3)	(26.0)
Other, net	(6.8)	0.9
Net cash used in investing activities	$(652.3)	$(1,447.2)
For the nine months ended September 24, 2022, the primary use of cash used in investing activities related to the acquisition of Explora BioLabs, capital expenditures to support the growth of the business and investments in certain venture capital and strategic equity investments. For the nine months ended September 25, 2021, the primary use of cash used in investing activities related to the acquisitions of Cognate, Vigene, Distributed Bio, Retrogenix, and certain assets from a distributor, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash provided by financing activities:

	Nine Months Ended
	September 24, 2022	September 25, 2021
	(in millions)
Proceeds from long-term debt and revolving credit facility	$2,798.7	$6,119.7
Payments on long-term debt, revolving credit facility, and finance lease obligations	(2,524.4)	(5,190.4)
Proceeds from exercises of stock options	17.7	43.3
Purchase of treasury stock	(38.5)	(40.4)
Payment of debt extinguishment and financing costs	—	(38.3)
Purchases of additional equity interests, net	(30.5)	—
Payment of contingent considerations	(10.4)	(2.3)
Other, net	(6.0)	—
Net cash provided by financing activities	$206.6	$891.6
For the nine months ended September 24, 2022, net cash provided by financing activities reflected the net proceeds of $274.3 million on our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are the following amounts:
•Borrowings under our Credit Facility of $300 million, which were used primarily for the acquisition of Explora BioLabs;
•Net borrowings of $153 million from our Credit Facility throughout the nine months ended September 24, 2022;
•Payments of $2.0 billion partially offset by $1.9 billion of proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Net cash provided by financing activities also reflected treasury stock purchases of $38.5 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, approximately $15 million payment to purchase an additional 10% interest in a subsidiary, $15.7 million payment to acquire the remaining 2% ownership interest in Cognate, and $10.4 million of contingent consideration payments; partially offset by proceeds from exercises of employee stock options of $17.7 million.
For the nine months ended September 25, 2021, net cash provided by financing activities reflected the net proceeds of $929.3 million our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are the following amounts:
•Payments of approximately $147 million on our term loan;
•Proceeds of $1.0 billion from the issuance of the 2029 and 2031 Senior Notes, which were used to prepay our $500 million 2026 Senior Notes;
•Borrowings under our Credit Facility of $1.2 billion, which were used primarily for the acquisitions of Cognate, Vigene, Distributed Bio, Retrogenix and certain assets from a distributor;
•Payments of $544 million made to our Credit Facility throughout the nine months ended September 25, 2021;
•Gross proceeds and borrowings of $1.5 billion, but having a net impact of zero, were incurred as part of amending and restating our Credit Facility;
•Gross proceeds and payments of approximately $2.2 billion in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
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
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of September 24, 2022 was $190.3 million, of which we funded $125.1 million through September 24, 2022. Refer to Note 6, “Venture Capital and Strategic Equity Investments” in this Quarterly Report on Form 10-Q for additional information.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 24, 2022 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 24, 2022, our debt portfolio was comprised of fixed and floating interest rate borrowings. A 100-basis point increase in interest rates on our floating rate borrowings would increase our annual pre-tax interest expense by $14.3 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the nine months ended September 24, 2022, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 24, 2022, our revenue would have decreased by $86.9 million and our operating income would have decreased by $2.0 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the nine months ended September 24, 2022, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 9, “Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information regarding these types of forward contracts.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 24, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
(b) Changes in Internal Controls Over Financial Reporting
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended September 24, 2022. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 24, 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 24, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
June 26, 2022 to July 23, 2022	138	$214.41	—	$129,105
July 24, 2022 to August 20, 2022	6	249.68	—	129,105
August 21, 2022 to September 24, 2022	7	205.25	—	129,105
Total	151		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended September 24, 2022, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of September 24, 2022, we had $129.1 million remaining on the authorized stock repurchase program.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 2, 2022	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 2, 2022	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer