Form 10-Q
period 2023-04-01
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2023-05-11
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 1, 2023

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2023, there were 51,182,939 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2023

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
Forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, under the sections entitled “Our Strategy,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	April 1, 2023	March 26, 2022
Service revenue	$857,366	$720,485
Product revenue	172,007	193,444
Total revenue	1,029,373	913,929
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	565,477	486,864
Cost of products sold (excluding amortization of intangible assets)	86,242	90,247
Selling, general and administrative	174,846	150,033
Amortization of intangible assets	34,916	38,007
Operating income	167,892	148,778
Other income (expense):
Interest income	806	127
Interest expense	(34,380)	(9,434)
Other expense, net	(3,277)	(28,625)
Income before income taxes	131,041	110,846
Provision for income taxes	27,087	15,620
Net income	103,954	95,226
Less: Net income attributable to noncontrolling interests	823	2,204
Net income attributable to common shareholders	$103,131	$93,022

Earnings per common share
Net income attributable to common shareholders:
Basic	$2.02	$1.84
Diluted	$2.01	$1.81

Weighted-average number of common shares outstanding:
Basic	51,097	50,640
Diluted	51,428	51,325

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	April 1, 2023	March 26, 2022
Net income	$103,954	$95,226
Other comprehensive income (loss):
Foreign currency translation adjustment and other	23,313	(12,952)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	170	746
Unrealized gains (losses) on hedging instruments	(1,402)	—
Comprehensive income, before income taxes	126,035	83,020
Less: Income tax benefit related to items of other comprehensive income	(1,038)	(2,018)
Comprehensive income, net of income taxes	127,073	85,038
Less: Comprehensive income related to noncontrolling interests, net of income taxes	1,009	2,209
Comprehensive income attributable to common shareholders, net of income taxes	$126,064	$82,829

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$201,587	$233,912
Trade receivables and contract assets, net of allowances for credit losses of $16,694 and $11,278, respectively	788,309	752,390
Inventories	262,584	255,809
Prepaid assets	104,162	89,341
Other current assets	91,713	107,580
Total current assets	1,448,355	1,439,032
Property, plant and equipment, net	1,494,080	1,465,655
Venture capital and strategic equity investments	293,787	311,602
Operating lease right-of-use assets, net	408,464	391,762
Goodwill	2,901,627	2,849,903
Intangible assets, net	958,119	955,275
Deferred tax assets	41,017	41,262
Other assets	153,990	148,279
Total assets	$7,699,439	$7,602,770
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	120,004	205,915
Accrued compensation	176,053	197,078
Deferred revenue	262,226	264,259
Accrued liabilities	221,370	219,758
Other current liabilities	201,739	204,575
Total current liabilities	981,392	1,091,585
Long-term debt, net and finance leases	2,743,774	2,707,531
Operating lease right-of-use liabilities	418,202	389,745
Deferred tax liabilities	212,278	215,582
Other long-term liabilities	186,975	174,822
Total liabilities	4,542,621	4,579,265
Commitments and contingencies (Notes 2, 8, 10, and 12)
Redeemable noncontrolling interest	42,935	42,427
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,260 shares issued and 51,182 shares outstanding as of April 1, 2023, and 50,944 shares issued and outstanding as of December 31, 2022	512	509
Additional paid-in capital	1,830,189	1,804,940
Retained earnings	1,536,032	1,432,901
Treasury stock, at cost, 78 and zero shares, as of April 1, 2023 and December 31, 2022, respectively	(19,012)	—
Accumulated other comprehensive loss	(239,124)	(262,057)
Total equity attributable to common shareholders	3,108,597	2,976,293
Noncontrolling interests (nonredeemable)	5,286	4,785
Total equity	3,113,883	2,981,078
Total liabilities, redeemable noncontrolling interests and equity	$7,699,439	$7,602,770
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	April 1, 2023	March 26, 2022
Cash flows relating to operating activities
Net income	$103,954	$95,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,069	75,299
Stock-based compensation	13,460	14,619
Deferred income taxes	(11,584)	(7,563)
Loss on venture capital and strategic equity investments, net	3,282	13,903
Gain on divestitures, net	(441)	—
Changes in fair value of contingent consideration arrangements	—	(3,450)
Other, net	15,587	6,239
Changes in assets and liabilities:
Trade receivables and contract assets, net	(33,831)	(57,942)
Inventories	(8,587)	(23,164)
Accounts payable	(41,313)	40,932
Accrued compensation	(21,469)	(79,795)
Deferred revenue	(481)	12,078
Customer contract deposits	1,509	4,750
Other assets and liabilities, net	12,228	11,498
Net cash provided by operating activities	109,383	102,630
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(50,166)	—
Capital expenditures	(106,875)	(80,464)
Purchases of investments and contributions to venture capital investments	(12,570)	(13,296)
Proceeds from sale of investments	1,953	205
Other, net	(960)	(4,450)
Net cash used in investing activities	(168,618)	(98,005)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	192,500	962,005
Proceeds from exercises of stock options	11,792	12,199
Payments on long-term debt, revolving credit facility, and finance lease obligations	(157,328)	(948,267)
Purchase of treasury stock	(19,012)	(33,994)
Payments of contingent consideration	(2,711)	(3,356)
Other, net	—	(1,870)
Net cash provided by (used in) financing activities	25,241	(13,283)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,671	5,740
Net change in cash, cash equivalents, and restricted cash	(32,323)	(2,918)
Cash, cash equivalents, and restricted cash, beginning of period	241,214	246,314
Cash, cash equivalents, and restricted cash, end of period	$208,891	$243,396

Supplemental cash flow information:
Cash and cash equivalents	$201,587	$241,869
Restricted cash included in Other current assets	6,162	413
Restricted cash included in Other assets	1,142	1,114
Cash, cash equivalents, and restricted cash, end of period	$208,891	$243,396

Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$43,116	$58,993

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 31, 2022	50,944	$509	$1,804,940	$1,432,901	$(262,057)	—	$—	$2,976,293	$4,785	$2,981,078
Net income	—	—	—	103,131	—	—	—	103,131	501	103,632
Other comprehensive income	—	—	—	—	22,933	—	—	22,933	—	22,933
Issuance of stock under employee compensation plans	316	3	11,789	—	—	—	—	11,792	—	11,792
Purchase of treasury shares	—	—	—	—	—	78	(19,012)	(19,012)	—	(19,012)
Stock-based compensation	—	—	13,460	—	—	—	—	13,460	—	13,460
April 1, 2023	51,260	512	1,830,189	1,536,032	(239,124)	78	(19,012)	3,108,597	5,286	3,113,883

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 25, 2021	50,480	$505	$1,718,304	$980,751	$(164,740)	—	$—	$2,534,820	$4,162	$2,538,982
Net income	—	—	—	93,022	—	—	—	93,022	560	93,582
Other comprehensive loss	—	—	—	—	(10,193)	—	—	(10,193)	—	(10,193)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,161)	—	—	—	—	(1,161)	—	(1,161)
Issuance of stock under employee compensation plans	431	4	13,067	—	—	—	—	13,071	—	13,071
Purchase of treasury shares	—	—	—	—	—	111	(33,994)	(33,994)	—	(33,994)
Stock-based compensation	—	—	14,619	—	—	—	—	14,619	—	14,619
March 26, 2022	50,911	509	1,744,829	1,073,773	(174,933)	111	(33,994)	2,610,184	4,722	2,614,906

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2022. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
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
Newly Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” ASU 2022-04 requires quantitative and qualitative disclosures about the use of supplier finance programs. The ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for selected disclosures, and will be applied on a prospective basis. The Company participates in certain supplier finance programs that are immaterial to the unaudited condensed consolidated financial statements and related disclosures.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2022.
Consolidation
The Company’s unaudited condensed consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its unaudited condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Redeemable noncontrolling interests, where the noncontrolling interest holders have the ability to sell the remaining interests, are classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. Intercompany balances and transactions are eliminated in consolidation.
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
The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Cell Solutions businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities and utilizing both our Charles River Accelerator and Development Lab (CRADL™) and our Explora BioLabs options, in which we provide vivarium space to our clients; and Cell Solutions, which

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services and Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions) as well as contract development and manufacturing products and services (CDMO). In December of 2022, the Company sold the Avian Vaccine Services business (Avian), previously reported in the Manufacturing segment, which supplied specific-pathogen-free chicken eggs and chickens.
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2023 Acquisition
SAMDI Tech, Inc.
On January 27, 2023, the Company acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The preliminary purchase price of SAMDI was $62.8 million, net of $0.4 million in cash, inclusive of a 20% strategic equity interest previously owned by the Company of $12.6 million. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase price information
The purchase price allocation was as follows:

	SAMDI (1)	Explora BioLabs
	January 27, 2023	April 5, 2022
	(in thousands)
Trade receivables	$513	$7,679
Other current assets (excluding cash)	75	1,067
Property, plant and equipment	593	37,369
Operating lease right-of-use asset, net	—	48,613
Goodwill (2)	37,129	215,752
Definite-lived intangible assets	33,070	70,100
Other long-term assets	6	556
Deferred revenue	(43)	(3,507)
Other current liabilities	(351)	(15,507)
Operating lease right-of-use liabilities (Long-term)	—	(57,193)
Deferred tax liabilities	(8,191)	(18,601)
Other long-term liabilities	—	(1,807)
Total purchase price allocation	$62,801	$284,521

(1) Purchase price allocation is preliminary and subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

(2) The goodwill resulting from these transactions is primarily attributable to the potential growth of the Company’s segments from new customers introduced to the acquired businesses and the assembled workforce of the acquirees, thus is not deductible for tax purposes. Explora BioLabs had $5.0 million of goodwill due to a prior asset acquisition that is deductible for tax purposes.

The definite-lived intangible assets acquired were as follows:

	SAMDI	Explora BioLabs
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$23,400	$64,000
Other intangible assets	9,670	6,100
Total definite-lived intangible assets	$33,070	$70,100

Weighted Average Amortization Life	(in years)
Client relationships	15	13
Other intangible assets	7	4
Total definite-lived intangible assets	12	12

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
Transaction and Integration Costs
Selling, general and administrative expenses	$1,064	$7,113
Divestitures
The Company routinely evaluates the strategic fit and fundamental performance of its global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, the Company determined that certain capital could be better deployed in other long-term growth opportunities.
Avian Vaccine Services
On December 20, 2022, the Company sold its Avian Vaccine Services business (Avian) to a private investor group for a preliminary purchase price of $168.6 million in cash, subject to certain customary closing adjustments. The Company may also earn up to $30.0 million of contingent payments, which are tied to certain annual results of the Avian business from January 2024 through December 2027. The contingent payments have been fair valued at $10.3 million using a discounted probability

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
weighted model. The Avian business was reported in the Company’s Manufacturing reportable segment. During fiscal year 2022, the Company recorded a gain on the divestiture of Avian of $123.4 million within Other income (expense) on the Company’s condensed consolidated statements of income.
The carrying amounts of the major classes of assets and liabilities associated with the divestitures of the businesses were as follows:

December 19, 2022
Avian
(in thousands)
Assets
Current assets	$30,545
Property, plant, and equipment, net	24,602
Operating lease right-of-use assets, net	611
Goodwill	3,168
Intangible assets, net	1,629
Other assets	10
Total assets	$60,565

Liabilities
Current liabilities	$8,139
Operating lease right-of-use liabilities	331
Total liabilities	$8,470
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$93,639	$69,924
Services and products transferred at a point in time	106,127	106,618
Total RMS revenue	199,766	176,542
DSA
Services and products transferred over time	661,836	542,336
Services and products transferred at a point in time	517	1,923
Total DSA revenue	662,353	544,259
Manufacturing
Services and products transferred over time	86,086	95,009
Services and products transferred at a point in time	81,168	98,119
Total Manufacturing revenue	167,254	193,128
Total revenue	$1,029,373	$913,929

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2023	December 31, 2022
	(in thousands)
Assets from contracts with customers
Client receivables	$587,706	$559,410
Unbilled revenue	217,297	204,258
Total	805,003	763,668
Less: Allowance for credit losses	(16,694)	(11,278)
Trade receivables and contract assets, net	$788,309	$752,390

Liabilities from contracts with customers
Current deferred revenue	262,226	264,259
Long-term deferred revenue (included in Other long-term liabilities)	29,286	25,795
Customer contract deposits (included in Other current-liabilities)	93,362	91,640
Approximately 70% of unbilled revenue as of December 31, 2022, which was $204 million, was billed during the three months ended April 1, 2023. Approximately 60% of unbilled revenue as of December 25, 2021, which was $161 million, was billed during the three months ended March 26, 2022.
Approximately 65% of contract liabilities as of December 31, 2022, which was $290 million, were recognized as revenue during the three months ended April 1, 2023. Approximately 65% of contract liabilities as of December 25, 2021, which was $240 million, were recognized as revenue during the three months ended March 26, 2022.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $45 million and $54 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of April 1, 2023 and December 31, 2022, respectively. Net provisions (recoveries) of $3.2 million and $(0.6) million were recorded to the allowance for credit losses for the three months ended April 1, 2023 and March 26, 2022, respectively.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of April 1, 2023. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of April 1, 2023 was $1,113.5 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
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

	April 1, 2023	March 26, 2022
	(in thousands)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
Lease revenue	$24,090	$7,856	Service revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT AND GEOGRAPHIC INFORMATION
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
RMS
Revenue	$199,766	$176,542
Operating income	40,409	47,882
Depreciation and amortization	13,489	9,469
Capital expenditures	19,084	8,646
DSA
Revenue	$662,353	$544,259
Operating income	171,431	104,986
Depreciation and amortization	42,450	46,789
Capital expenditures	65,184	48,930
Manufacturing
Revenue	$167,254	$193,128
Operating income	2,106	46,368
Depreciation and amortization	20,084	18,482
Capital expenditures	21,738	22,828
Unallocated Corporate
Operating income (1)	$(46,054)	$(50,458)
Depreciation and amortization	1,046	559
Capital expenditures	869	60
Consolidated
Revenue	$1,029,373	$913,929
Operating income	167,892	148,778
Depreciation and amortization	77,069	75,299
Capital expenditures	106,875	80,464

(1) Operating income for unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
April 1, 2023	$605,441	$267,703	$110,606	$42,813	$2,810	$1,029,373
March 26, 2022	526,549	251,087	85,246	48,946	2,101	913,929
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INVENTORY
Inventories
The composition of inventories is as follows:

	April 1, 2023	December 31, 2022
	(in thousands)
Raw materials and supplies	$42,770	$38,892
Work in process	34,830	48,367
Finished products	184,984	168,550
Inventories	$262,584	$255,809
6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	April 1, 2023	March 26, 2022
	(in thousands)
Beginning balance	$129,012	$149,640
Capital contributions	3,214	3,265
Distributions	(7,217)	(1,347)
Loss	(6,848)	(13,403)
Foreign currency translation	260	(463)
Ending balance	$118,421	$137,692
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	April 1, 2023	March 26, 2022
	(in thousands)
Beginning balance	$182,590	$51,712
Purchase of investments	9,266	10,000
Distributions	(4,146)	—
Gain (loss)	3,566	(500)
Reduction for acquisition of entity	(12,635)	—
Foreign currency translation	(3,275)	(636)
Ending balance	$175,366	$60,576

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	April 1, 2023
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$78	$—	$78
Other assets:
Life insurance policies	—	36,202	—	36,202
Total assets measured at fair value	$—	$36,280	$—	$36,280

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$10,543	$10,543
Other long-term liabilities measured at fair value:
Interest rate swap	—	2,925	—	2,925
Total liabilities measured at fair value	$—	$2,925	$10,543	$13,468
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended April 1, 2023, there were no transfers between levels.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$78	$—	$78
Other assets:
Life insurance policies	—	34,527	—	34,527
Total assets measured at fair value	$—	$34,605	$—	$34,605

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$13,431	$13,431
Other long-term liabilities measured at fair value:
Interest rate swap	—	1,523	—	1,523
Total liabilities measured at fair value	$—	$1,523	$13,431	$14,954
During the year ended December 31, 2022, there were no transfers between levels.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
Beginning balance	$13,431	$37,244
Payments	(2,711)	(3,301)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	—	(3,450)
Foreign currency translation	(177)	(334)
Ending balance	$10,543	$30,159
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $54 million, of which the value

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued as of April 1, 2023 is approximately $11 million. The weighted average probability of achieving the maximum target is approximately 20%. The average volatility and weighted average cost of capital are approximately 40% and 16%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
Cash Flow Hedge
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. In November 2022, the Company entered into an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to floating rate borrowings under the Credit Facility, at a fixed rate of 4.700%.
In March 2023 and in conjunction with an amendment of the Credit Agreement (Second Amendment), the Company modified the variable rate on its interest rate swap from 1-month LIBOR to 1-month adjusted term SOFR. Effective with the modification, the Company will pay a fixed rate of 4.65% on its swap maturing November 2, 2024. The Company elected to apply the optional expedient in ASC 848, Reference Rate Reform, in connection with modifying its interest rate swap from LIBOR to SOFR that enabled it to consider the modification a continuation of the existing contract. As a result, the transition did not have an impact on the Company’s hedge accounting or a material impact to the Company’s financial statements.
Debt Instruments
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

	April 1, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$466,650	$500,000	$460,450
3.75% Senior Notes due 2029	500,000	443,750	500,000	442,200
4.00% Senior Notes due 2031	500,000	436,250	500,000	432,500
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing	Total
	(in thousands)
December 31, 2022	$497,710	$1,433,601	$918,592	$2,849,903
Acquisitions	—	37,129	—	37,129
Foreign exchange	131	8,016	6,448	14,595
April 1, 2023	$497,841	$1,478,746	$925,040	$2,901,627
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
The increase in goodwill during the three months ended April 1, 2023 related primarily to the acquisition of SAMDI in the DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
The following table displays intangible assets, net by major class:

	April 1, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,523,373	$(624,820)	$898,553	$1,491,926	$(591,417)	$900,509
Technology	140,448	(104,438)	36,010	129,626	(101,655)	27,971
Backlog	15,320	(13,474)	1,846	15,236	(12,512)	2,724
Trademarks and trade names	12,707	(4,704)	8,003	12,617	(4,410)	8,207
Other	38,007	(24,300)	13,707	37,985	(22,121)	15,864
Intangible assets	$1,729,855	$(771,736)	$958,119	$1,687,390	$(732,115)	$955,275
The increase in intangible assets, net during the three months ended April 1, 2023 related primarily to the acquisition of SAMDI, offset by normal amortization over the useful lives.
9. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	April 1, 2023	December 31, 2022
	(in thousands)
Revolving facility	$1,233,453	$1,197,586
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	4,245	1,594
Finance leases	30,521	30,646
Total debt and finance leases	2,768,219	2,729,826
Less:
Current portion of long-term debt	3,997	1,347
Current portion of finance leases	2,822	2,330
Current portion of long-term debt and finance leases	6,819	3,677
Long-term debt and finance leases	2,761,400	2,726,149
Debt discount and debt issuance costs	(17,626)	(18,618)
Long-term debt, net and finance leases	$2,743,774	$2,707,531
As of April 1, 2023 and December 31, 2022, the weighted average interest rate on the Company’s debt was 4.78% and 4.58%, respectively.
During the three months ended March 26, 2022, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility, which were approximately $400 million each. To limit this foreign currency exposure, the Company entered into foreign exchange forward contracts, which are not designated as hedging instruments. The Company did not have any U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility during the three months ended April 1, 2023.
The gains and losses incurred on these transactions were as follows:

	Three Months Ended
	March 26, 2022	Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	(in thousands)
Loss on foreign debt remeasurement	$(11,101)	Other expense, net
Gain on foreign exchange forward contract	11,784	Interest expense

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit
As of April 1, 2023 and December 31, 2022, the Company had $21.6 million and $18.6 million, respectively, in outstanding letters of credit.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
Numerator:
Net income	$103,954	$95,226
Less: Net income attributable to noncontrolling interests	823	2,204
Net income attributable to common shareholders	$103,131	$93,022

Denominator:
Weighted-average shares outstanding - Basic	51,097	50,640
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	331	685
Weighted-average shares outstanding - Diluted	51,428	51,325

Anti-dilutive common stock equivalents (1)	405	152

(1) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
The Company’s Board of Directors has authorized a $1.3 billion stock repurchase program. As of April 1, 2023, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of 0.1 million in the three months ended April 1, 2023 and three months ended March 26, 2022, for $19.0 million and $34.0 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Net Unrealized Loss on Cash Flow Hedge	Total
	(in thousands)
December 31, 2022	$(217,785)	$(43,114)	$(1,158)	$(262,057)
Other comprehensive loss before reclassifications	23,127	170	(1,402)	21,895
Net current period other comprehensive income (loss)	23,127	170	(1,402)	21,895
Income tax (benefit) expense	(834)	133	(337)	(1,038)
April 1, 2023	$(193,824)	$(43,077)	$(2,223)	$(239,124)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three months ended April 1, 2023 and March 26, 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
The Company holds a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($24.4 million) as of April 1, 2023 and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited. During the fourth quarter of fiscal 2022, the Company exercised its option to acquire the remaining 8%; however, has not yet closed the purchase of the remaining equity interest.
In 2019, the Company acquired an 80% equity interest in a subsidiary that is fully consolidated under the voting interest model, which includes a 20% redeemable noncontrolling interest. In June 2022, the Company purchased an additional 10% interest in the subsidiary for $15.0 million, resulting in a remaining noncontrolling interest of 10%. Beginning in 2024, the Company has the right to purchase, and the noncontrolling interest holders have the right to sell (Put/call option), the remaining 10% equity interest at its appraised value ($17.0 million as of April 1, 2023). The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. The amount that the Company could be required to pay to purchase the remaining 10% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
Beginning balance	$42,427	$53,010
Adjustments to redemption value	—	1,161
Net income (loss)	322	1,644
Foreign currency translation	186	4
Ending balance	$42,935	$55,819
11. INCOME TAXES
The Company’s effective tax rates for the three months ended April 1, 2023 and March 26, 2022 were 20.7% and 14.1%, respectively. The increase in the three month effective tax rates from the prior year period was primarily attributable to a decreased tax benefit from stock-based compensation deductions in the three months ended April 1, 2023.
For the three months ended April 1, 2023, the Company’s unrecognized tax benefits increased by $1.3 million to $24.5 million, primarily due to increases in research and development tax credit reserves. For the three months ended April 1, 2023, the amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $0.9 million to $21.2 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $1.6 million as of April 1, 2023. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $4 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	April 1, 2023	December 31, 2022	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$71,382	$88,550	Other current assets
Accrued income taxes	38,420	39,854	Other current liabilities
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES
Litigation
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS or other governmental authorities as a result of the investigations. Neither the DOJ nor USFWS has provided the Company with any specific timeline or indication as to when these investigations or discussions regarding future processes and procedures will be concluded or resolved. Because it is in the early stages, the Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
Aside from the matter above, the Company believes there are no other matters pending against the Company that could have a material impact on the Company’s business, financial condition, or results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2022. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” included elsewhere within this Form 10-Q. Certain percentage changes may not recalculate due to rounding.
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
U.S. Department of Justice Investigation into Non-Human Primate Supply Chain
On February 16, 2023, we were informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into our conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 we received a grand jury subpoena requesting certain documents related to such investigation. We are aware of a parallel civil investigation being undertaken by the DOJ and USFWS. We are cooperating with the DOJ and the USFWS and believe that the concerns raised with respect to our conduct are without merit. We maintain a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates we received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, we have voluntarily suspended future shipments of non-human primates from Cambodia until such time that we and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported to the United States from Cambodia are purpose-bred. We continue to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS or other governmental authorities as a result of the investigations. Neither the DOJ nor USFWS has provided us with any specific timeline or indication as to when these investigations or discussions regarding future processes and procedures will be concluded or resolved. Because it is in the early stages, we cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities. For our assessment of risk factors surrounding the aforementioned matter refer to Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for fiscal year 2022.
Global Economic Environment
In March 2023, the global economy experienced a series of banking crises, which sparked a period of widespread investor concerns regarding the U.S. and international financial systems, particularly access to capital. We do not hold cash deposits or securities at any of the impacted banks. Our banking relationships are assessed as we believe necessary and appropriate and our access to cash and funding is secure and diversified. We believe there are no material impacts to our Company as of April 1, 2023 based on the current situation. We will continue to monitor the global banking markets as they evolve for potential impacts to our operating and financial results such as increased interest rates, commercial financing terms or costs, and liquidity concerns in the broader market or business partners.
The biopharmaceutical end market is slightly less robust than last year with clients appearing to assess the timing and level of spending. Clients are not booking work as far in advance as in previous years and we believe this is the result of their evaluation of pipeline priorities and scheduling with nearer-term focus. We are seeing a normalization of demand trends towards pre-pandemic levels, with a modest decrease in DSA backlog to $3.0 billion as of April 1, 2023 from $3.15 billion as of December 31, 2022, but continue to see strength and stability in our client’s drug development activity as they are moving their promising drug candidates forward. We will continue to monitor the market trends carefully for potential impacts to our operating and financial results and there are no material impacts to our Company as of April 1, 2023.
In February 2022, the Russian Federation launched an invasion of the country of Ukraine resulting in conflict in the region and a variety of sanctions against the Russian Federation enacted by several governments, including the U.S, U.K., Canada and European Union. The conflict has had and continues to have, direct and indirect adverse effects on financial markets and global supply chain disruptions. We do not have any direct operations in either Russia or Ukraine and there were no material impacts to our financial statements during fiscal year 2022 as a result of the situation. We will continue to monitor the situation as it evolves for potential impacts to our operating and financial results such as increased inflation, supply chain, or cybersecurity risks in subsequent periods. Refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal year 2022 for our assessment of risk factors surrounding inflationary, supply chain and cybersecurity risks.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
Fiscal Year 2023 Acquisition
On January 27, 2023, we acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The preliminary purchase price of SAMDI was $62.8 million, inclusive of a 20% strategic equity interest previously owned by us. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Recent Divestitures
We routinely evaluate strategic fit and fundamental performance of our global infrastructure and divest operations that do not meet key business criteria or where we believe capital could be better deployed in long-term growth opportunities. On December 20, 2022, we completed the sale of our Avian Vaccine Services (Avian) business to a private investor group for a preliminary purchase price of $169 million in cash, subject to certain customary closing adjustments, and future contingent payments up to an additional $30 million. This business was reported in our Manufacturing reportable segment.
Fiscal Quarters
Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end, which occurred in fiscal year 2022.
Overview of Results of Operations and Liquidity
Revenue for the three months ended April 1, 2023 increased $115.4 million, or 12.6%, to $1,029.4 million compared to $913.9 million in the corresponding period in 2022. The increase in revenue was primarily due to increased demand and pricing within our Safety Assessment business and recent acquisition of Explora BioLabs; partially offset by the divestiture of our Avian business and the negative effect of changes in foreign currency exchange rates when compared to the corresponding three month period in 2022.
In the three months ended April 1, 2023, our operating income and operating income margin were $167.9 million and 16.3%, respectively, compared with $148.8 million and 16.3%, respectively, in the corresponding period of 2022. The increases in operating income for the three months ended April 1, 2023 was primarily due to the contribution of higher revenue described above; partially offset by higher operating costs associated with our Manufacturing segment, principally our Biologics Solutions businesses.
Net income attributable to common shareholders increased to $103.1 million in the three months ended April 1, 2023, from $93.0 million in the corresponding period of 2022. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income described above, partially offset by higher provision for income taxes compared to the corresponding period of 2022, due to decreased tax benefits from stock-based compensation deductions.
During the three months ended April 1, 2023, our cash flows from operations was $109.4 million compared with $102.6 million for the same period in 2022. The increase was driven by timing and amount of our working capital balances, principally variable compensation payments, collections of net contract balances from customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits); partially offset by timing of our vendor and supplier payments compared to the same period in 2022.
Results of Operations
Three Months Ended April 1, 2023 Compared to Three Months Ended March 26, 2022
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change
	(in thousands, except percentages)
Service revenue	$857,366	$720,485	$136,881	19.0%
Product revenue	172,007	193,444	(21,437)	(11.1)%
	$1,029,373	$913,929	$115,444	12.6%

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$199,766	$176,542	$23,224	13.2%	(2.5)%
DSA	662,353	544,259	118,094	21.7%	(2.1)%
Manufacturing	167,254	193,128	(25,874)	(13.4)%	(1.9)%
Total revenue	$1,029,373	$913,929	$115,444	12.6%	(2.1)%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents operating income by reportable segment:

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$40,409	$47,882	$(7,473)	(15.6)%	(2.7)%
DSA	171,431	104,986	66,445	63.3%	2.7%
Manufacturing	2,106	46,368	(44,262)	(95.5)%	(2.0)%
Unallocated corporate	(46,054)	(50,458)	4,404	(8.7)%	(1.1)%
Total operating income	$167,892	$148,778	$19,114	12.8%	0.7%
Operating income % of revenue	16.3%	16.3%		0 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$199,766	$176,542	$23,224	13.2%	(2.5)%
Cost of revenue (excluding amortization of intangible assets)	126,804	102,460	24,344	23.8%
Selling, general and administrative	27,058	22,363	4,695	21.0%
Amortization of intangible assets	5,495	3,837	1,658	43.2%
Operating income	$40,409	$47,882	$(7,473)	(15.6)%	(2.7)%
Operating income % of revenue	20.2%	27.1%		(690) bps
RMS revenue increased $23.2 million due primarily to higher small research model services revenue, specifically the Insourcing Solutions business, which included the acquisition of Explora BioLabs contributing $15.6 million and higher research model product revenue in North America and Europe, higher revenue in the Cell Solutions business; partially offset by the lower sales of large research models in China, principally due to timing of shipments, and the effect of changes in foreign currency exchange rates.
RMS operating income decreased $7.5 million compared to the corresponding period in 2022. RMS operating income as a percentage of revenue for the three months ended April 1, 2023 was 20.2%, a decrease of 690 bps from 27.1% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue decreased primarily due to the timing of large research model sales in China and higher amortization, operating, and staffing costs due to the recent acquisition of Explora BioLabs; partially offset by foreign exchange impact discussed above.
DSA

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$662,353	$544,259	$118,094	21.7%	(2.1)%
Cost of revenue (excluding amortization of intangible assets)	411,523	373,141	38,382	10.3%
Selling, general and administrative	61,998	43,860	18,138	41.4%
Amortization of intangible assets	17,401	22,272	(4,871)	(21.9)%
Operating income	$171,431	$104,986	$66,445	63.3%	2.7%
Operating income % of revenue	25.9%	19.3%		660 bps
DSA revenue increased $118.1 million due primarily to service revenue which increased in the Safety Assessment business due to increased demand, principally biotechnology clients, pricing of services; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $66.4 million compared to the corresponding period in 2022. DSA operating income as a percentage of revenue for the three months ended April 1, 2023 was 25.9%, an increase of 660 bps from 19.3% for the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
corresponding period in 2022. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above.
Manufacturing

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$167,254	$193,128	$(25,874)	(13.4)%	(1.9)%
Cost of revenue (excluding amortization of intangible assets)	113,392	101,512	11,880	11.7%
Selling, general and administrative	39,737	33,350	6,387	19.2%
Amortization of intangible assets	12,019	11,898	121	1.0%
Operating income	$2,106	$46,368	$(44,262)	(95.5)%	(2.0)%
Operating income % of revenue	1.3%	24.0%		(2,270) bps
Manufacturing revenue decreased $25.9 million due primarily to the divestiture of our Avian business, which decreased revenue by $19.2 million, lower services revenue from our Biologics Solutions business, which includes both the Biologics Testing and CDMO businesses, and the effect of changes in foreign currency exchange rates; partially offset by increased revenue in our Microbial Solutions business.
Manufacturing operating income decreased $44.3 million compared to the corresponding period in 2022. Manufacturing operating income as a percentage of revenue for the three months ended April 1, 2023 was 1.3%, a decrease of 2,270 bps from 24.0% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue decreased primarily due to higher operating costs associated with our Biologics Solutions business, including both the Biologics Testing and CDMO businesses, the divestiture of our Avian business, an asset impairment, higher administrative costs, and the foreign exchange impact discussed above.
Unallocated Corporate

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change
	(in thousands, except percentages)
Unallocated corporate	$46,054	$50,458	$(4,404)	(8.7)%
Unallocated corporate % of revenue	4.5%	5.5%		(100) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $4.4 million, or 8.7%, compared to the corresponding period in 2022 is primarily related to decreased costs associated with the evaluation and integration of our acquisition activity. Costs as a percentage of revenue for the three months ended April 1, 2023 was 4.5%, a decrease of 100 bps from 5.5% for the corresponding period in 2022.
Other Income (Expense)

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$806	$127	$679	534.6%
Interest expense	(34,380)	(9,434)	(24,946)	264.4%
Other income (expense), net	(3,277)	(28,625)	25,348	(88.6)%
Total other expense, net	$(36,851)	$(37,932)	$1,081	(2.8)%
Interest expense for the three months ended April 1, 2023 was $34.4 million, an increase of $24.9 million, or 264.4%, compared to $9.4 million in the corresponding period in 2022. The increase was due primarily to higher interest rates, and the absence of $11.8 million of gains recognized in connection with a debt-related foreign exchange forward contract in the corresponding period in 2022.
Other expense, net for the three months ended April 1, 2023 was $3.3 million, a decrease of $25.3 million, or 88.6%, compared to Other expense, net of $28.6 million for the corresponding period in 2022. The decrease was due primarily to the absence of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
$11.1 million of foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency, and lower net losses incurred on our venture capital investments as compared to fiscal year 2022.
Income Taxes

	Three Months Ended
	April 1, 2023	March 26, 2022	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$27,087	$15,620	$11,467	73.4%
Effective tax rate	20.7%	14.1%		660 bps
Income tax expense for the three months ended April 1, 2023 was $27.1 million, an increase of $11.5 million compared to $15.6 million for the corresponding period in 2022. Our effective tax rate was 20.7% for the three months ended April 1, 2023 compared to 14.1% for the corresponding period in 2022. The increase in our effective tax rate in the three months ended April 1, 2023 compared to the corresponding period in 2022 was primarily attributable to a decreased tax benefit from stock-based compensation deductions in the three months ended April 1, 2023. Our global operations make the effective tax rate sensitive to significant tax law changes. Several countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development’s (OECD) international tax framework, including the Pillar II global minimum tax regime with effect from January 1, 2024 or later. We are currently monitoring these developments and are in the process of evaluating the potential impact on our results of operations.
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
The following table presents our cash, cash equivalents and short-term investments:

	April 1, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$1,488	$15,813
Held in non-U.S. entities	200,099	218,099
Total cash and cash equivalents	201,587	233,912
Short-term investments:
Held in non-U.S. entities	1,001	998
Total cash, cash equivalents and short-term investments	$202,588	$234,910
The following table presents our net cash provided by operating activities:

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
Net income	$103,954	$95,226
Adjustments to reconcile net income to net cash provided by operating activities	97,373	99,047
Changes in assets and liabilities	(91,944)	(91,643)
Net cash provided by operating activities	$109,383	$102,630
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
operations. For the three months ended April 1, 2023, compared to the three months ended March 26, 2022, the increase in net cash provided by operating activities was driven by timing and amount of our working capital balances, principally variable compensation payments, collections of net contract balances from customers (collectively trade receivables and contract assets, net; deferred revenue; and customer contract deposits); partially offset by timing of our vendor and supplier payments compared to the same period in 2022.
The following table presents our net cash used in investing activities:

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$(50,166)	$—
Capital expenditures	(106,875)	(80,464)
Investments, net	(10,617)	(13,091)
Other, net	(960)	(4,450)
Net cash used in investing activities	$(168,618)	$(98,005)
For the three months ended April 1, 2023, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business, the acquisition of SAMDI, and investments in certain venture capital and strategic equity investments. For the three months ended March 26, 2022, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business and investments in certain venture capital and strategic equity investments.
The following table presents our net cash provided by financing activities:

	Three Months Ended
	April 1, 2023	March 26, 2022
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$192,500	$962,005
Payments on long-term debt, revolving credit facility, and finance lease obligations	(157,328)	(948,267)
Proceeds from exercises of stock options	11,792	12,199
Purchase of treasury stock	(19,012)	(33,994)
Payment of contingent considerations	(2,711)	(3,356)
Other, net	—	(1,870)
Net cash provided by (used in) financing activities	$25,241	$(13,283)
For the three months ended April 1, 2023, net cash provided by financing activities reflected the net proceeds of $35.2 million on our Credit Facility, Senior Notes, and finance lease obligations. Included in the net proceeds are net borrowings of $33 million from our Credit Facility throughout the three months ended April 1, 2023.
Net cash provided by financing activities also reflected treasury stock purchases of $19.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, and $2.7 million of contingent consideration payments; partially offset by proceeds from exercises of employee stock options of $11.8 million.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future result of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	April 1, 2023	December 31, 2022
	(in thousands)
Revolving facility	$1,233,453	$1,197,586
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,733,453	$2,697,586
The interest rates applicable to the Credit Facility are equal to (A) for revolving loans denominated in U.S. dollars, at our option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted term SOFR rate plus 1%) or the adjusted term SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon our leverage ratio. In March 2023 and in conjunction with the Second Amendment we modified the variable rate on our Credit Facility from adjusted LIBOR to adjusted term SOFR. All outstanding U.S. dollar borrowings remained at adjusted LIBOR through their respective interest reset periods in April 2023 and were then set to term SOFR.
During the fourth fiscal quarter of 2022, we entered into an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to our floating rate borrowings under the Credit Facility, at a fixed rate of 4.700%. In March 2023 and in conjunction with the Second Amendment, we modified the variable rate on our interest rate swap from 1-month LIBOR to 1-month term SOFR. Effective with the modification we will pay a fixed rate of 4.65% on our swap maturing November 2, 2024. The transition did not have an impact on our hedge accounting or a material impact to our financial statements.
Our off-balance sheet commitments related to our outstanding letters of credit as of April 1, 2023 and December 31, 2022 were $21.6 million and $18.6 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the three months ended April 1, 2023, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the British Pound, Euro, Hungarian Forint, and Canadian Dollar.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended April 1, 2023, our revenue would have decreased by $30.8 million and our operating income would have decreased by $1.1 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Repurchases of Common Stock
During the three months ended April 1, 2023, we did not repurchase any shares under our authorized stock repurchase program. As of April 1, 2023, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended April 1, 2023, we acquired 0.1 million shares for $19.0 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2022.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended April 1, 2023 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our interest rate and currency exchange rate risks are fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for fiscal year 2022 and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” herein.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of April 1, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 1, 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS or other governmental authorities as a result of the investigations. Neither the DOJ nor USFWS has provided the Company with any specific timeline or indication as to when these investigations or discussions regarding future processes and procedures will be concluded or resolved. Because it is in the early stages, the Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2022, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended April 1, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1, 2023 to January 28, 2023	62	$244.29	—	$129,105
January 29, 2023 to February 25, 2023	14	243.79	—	129,105
February 26, 2023 to April 1, 2023	2	221.52	—	129,105
Total	78		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended April 1, 2023, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of April 1, 2023, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 6. Exhibits

(a) Exhibits	Description of Exhibits
10.1+
Second Amendment to the Ninth Amended and Restated Credit Agreement, dated March 30, 2023, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 11, 2023	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 11, 2023	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer