Form 10-Q
period 2023-07-01
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2023-08-09
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 1, 2023

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2023, there were 51,271,357 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2023

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates and our ability to diversify our non-human primate supply chain; the outcome of (1) the U.S. government investigations and inquiries related to the NHP supply chain (including shipments of non-human primates from Cambodia received by the Company) and (2) the putative securities class action lawsuit filed against us and three current/former officers on May 19, 2023; the timing of the development and implementation of additional procedures to reasonably ensure that non-human primates imported to the United States from Cambodia are purpose-bred; changes and uncertainties in the global economy and financial markets, including any changes in business, political, or economic conditions due to the November 16, 2022 announcement by the U.S. Department of Justice through the U.S. Attorney’s Office for the Southern District of Florida that a Cambodian non-human primate supplier and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements, particularly with respect to our CDMO business); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service revenue	$874,891	$782,827	$1,732,257	$1,503,312
Product revenue	185,046	190,304	357,053	383,748
Total revenue	1,059,937	973,131	2,089,310	1,887,060
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	578,099	522,623	1,143,576	1,009,487
Cost of products sold (excluding amortization of intangible assets)	82,861	93,782	169,103	184,029
Selling, general and administrative	199,758	131,711	374,604	281,744
Amortization of intangible assets	34,274	37,604	69,190	75,611
Operating income	164,945	187,411	332,837	336,189
Other income (expense):
Interest income	1,426	188	2,232	315
Interest expense	(35,044)	(3,703)	(69,424)	(13,137)
Other expense, net	(2,663)	(39,783)	(5,940)	(68,408)
Income before income taxes	128,664	144,113	259,705	254,959
Provision for income taxes	29,221	33,449	56,308	49,069
Net income	99,443	110,664	203,397	205,890
Less: Net income attributable to noncontrolling interests	2,423	1,343	3,246	3,547
Net income attributable to common shareholders	$97,020	$109,321	$200,151	$202,343

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.89	$2.15	$3.91	$3.99
Diluted	$1.89	$2.13	$3.90	$3.94

Weighted-average number of common shares outstanding:
Basic	51,216	50,823	51,157	50,732
Diluted	51,467	51,283	51,382	51,293

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income	$99,443	$110,664	$203,397	$205,890
Other comprehensive income (loss):
Foreign currency translation adjustment and other	23,227	(93,857)	46,540	(106,809)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	174	741	344	1,487
Unrealized gains on hedging instruments	6,046	—	4,644	—
Other comprehensive income (loss), before income taxes	29,447	(93,116)	51,528	(105,322)
Less: Income tax expense (benefit) related to items of other comprehensive income	937	(6,876)	(101)	(8,894)
Comprehensive income, net of income taxes	127,953	24,424	255,026	109,462
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	78	(1,275)	1,087	934
Comprehensive income attributable to common shareholders, net of income taxes	$127,875	$25,699	$253,939	$108,528

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$200,445	$233,912
Trade receivables and contract assets, net of allowances for credit losses of $18,040 and $11,278, respectively	800,646	752,390
Inventories	285,280	255,809
Prepaid assets	105,020	89,341
Other current assets	113,389	107,580
Total current assets	1,504,780	1,439,032
Property, plant and equipment, net	1,529,640	1,465,655
Venture capital and strategic equity investments	300,281	311,602
Operating lease right-of-use assets, net	397,192	391,762
Goodwill	2,916,593	2,849,903
Intangible assets, net	929,890	955,275
Deferred tax assets	38,540	41,262
Other assets	155,465	148,279
Total assets	$7,772,381	$7,602,770
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	140,204	205,915
Accrued compensation	190,802	197,078
Deferred revenue	257,396	264,259
Accrued liabilities	220,704	219,758
Other current liabilities	198,517	204,575
Total current liabilities	1,007,623	1,091,585
Long-term debt, net and finance leases	2,678,472	2,707,531
Operating lease right-of-use liabilities	401,628	389,745
Deferred tax liabilities	207,404	215,582
Other long-term liabilities	177,252	174,822
Total liabilities	4,472,379	4,579,265
Commitments and contingencies (Notes 2, 8, 10, and 12)
Redeemable noncontrolling interest	42,447	42,427
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,370 shares issued and 51,266 shares outstanding as of July 1, 2023, and 50,944 shares issued and outstanding as of December 31, 2022	513	509
Additional paid-in capital	1,850,385	1,804,940
Retained earnings	1,633,052	1,432,901
Treasury stock, at cost, 104 and zero shares, as of July 1, 2023 and December 31, 2022, respectively	(23,978)	—
Accumulated other comprehensive loss	(208,269)	(262,057)
Total equity attributable to common shareholders	3,251,703	2,976,293
Noncontrolling interests (nonredeemable)	5,852	4,785
Total equity	3,257,555	2,981,078
Total liabilities, redeemable noncontrolling interests and equity	$7,772,381	$7,602,770
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	July 1, 2023	June 25, 2022
Cash flows relating to operating activities
Net income	$203,397	$205,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,740	151,720
Stock-based compensation	29,730	29,549
Loss on debt extinguishment and amortization of other financing costs	—	1,987
Deferred income taxes	(16,555)	(14,684)
Loss on venture capital and strategic equity investments, net	5,176	23,515
Loss on divestitures, net	563	—
Changes in fair value of contingent consideration arrangements	1,810	(15,420)
Other, net	21,721	13,520
Changes in assets and liabilities:
Trade receivables and contract assets, net	(48,249)	(117,642)
Inventories	(32,671)	(63,725)
Accounts payable	(24,985)	31,466
Accrued compensation	(7,648)	(38,173)
Deferred revenue	(6,796)	27,641
Customer contract deposits	(17,519)	16,100
Other assets and liabilities, net	(5,209)	360
Net cash provided by operating activities	257,505	252,104
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(50,166)	(283,392)
Capital expenditures	(174,258)	(163,316)
Purchases of investments and contributions to venture capital investments	(22,689)	(108,842)
Proceeds from sale of investments	2,943	205
Other, net	(1,057)	(4,774)
Net cash used in investing activities	(245,227)	(560,119)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	281,796	2,180,511
Proceeds from exercises of stock options	15,719	15,571
Payments on long-term debt, revolving credit facility, and finance lease obligations	(317,049)	(1,856,262)
Purchase of treasury stock	(23,978)	(38,468)
Payments of contingent consideration	(2,711)	(10,356)
Purchases of additional equity interests, net	—	(15,438)
Other, net	—	(17,405)
Net cash (used in) provided by financing activities	(46,223)	258,153
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,508	10,756
Net change in cash, cash equivalents, and restricted cash	(32,437)	(39,106)
Cash, cash equivalents, and restricted cash, beginning of period	241,214	246,314
Cash, cash equivalents, and restricted cash, end of period	$208,777	$207,208

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 31, 2022	50,944	$509	$1,804,940	$1,432,901	$(262,057)	—	$—	$2,976,293	$4,785	$2,981,078
Net income	—	—	—	103,131	—	—	—	103,131	501	103,632
Other comprehensive income	—	—	—	—	22,933	—	—	22,933	—	22,933
Issuance of stock under employee compensation plans	316	3	11,789	—	—	—	—	11,792	—	11,792
Purchase of treasury shares	—	—	—	—	—	78	(19,012)	(19,012)	—	(19,012)
Stock-based compensation	—	—	13,460	—	—	—	—	13,460	—	13,460
April 1, 2023	51,260	512	1,830,189	1,536,032	(239,124)	78	(19,012)	3,108,597	5,286	3,113,883
Net income	—	—	—	97,020	—	—	—	97,020	566	97,586
Other comprehensive income	—	—	—	—	30,855	—	—	30,855	—	30,855
Issuance of stock under employee compensation plans	110	1	3,926	—	—	—	—	3,927	—	3,927
Purchase of treasury shares	—	—	—	—	—	26	(4,966)	(4,966)	—	(4,966)
Stock-based compensation	—	—	16,270	—	—	—	—	16,270	—	16,270
July 1, 2023	51,370	$513	$1,850,385	$1,633,052	$(208,269)	104	$(23,978)	$3,251,703	$5,852	$3,257,555

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 25, 2021	50,480	$505	$1,718,304	$980,751	$(164,740)	—	$—	$2,534,820	$4,162	$2,538,982
Net income	—	—	—	93,022	—	—	—	93,022	560	93,582
Other comprehensive loss	—	—	—	—	(10,193)	—	—	(10,193)	—	(10,193)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,161)	—	—	—	—	(1,161)	—	(1,161)
Issuance of stock under employee compensation plans	431	4	13,067	—	—	—	—	13,071	—	13,071
Purchase of treasury shares	—	—	—	—	—	111	(33,994)	(33,994)	—	(33,994)
Stock-based compensation	—	—	14,619	—	—	—	—	14,619	—	14,619
March 26, 2022	50,911	509	1,744,829	1,073,773	(174,933)	111	(33,994)	2,610,184	4,722	2,614,906
Net income	—	—	—	109,321	—	—	—	109,321	499	109,820
Other comprehensive loss	—	—	—	—	(83,622)	—	—	(83,622)	—	(83,622)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,132)	—	—	—	—	(1,132)	—	(1,132)
Issuance of stock under employee compensation plans	79	1	2,498	—	—	—	—	2,499	—	2,499
Purchase of treasury shares	—	—	—	—	—	18	(4,474)	(4,474)	—	(4,474)
Stock-based compensation	—	—	14,930	—	—	—	—	14,930	—	14,930
June 25, 2022	50,990	$510	$1,761,125	$1,183,094	$(258,555)	129	$(38,468)	$2,647,706	$5,221	$2,652,927

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The definite-lived intangible assets acquired were as follows:

	SAMDI	Explora BioLabs
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$23,400	$64,000
Other intangible assets	9,670	6,100
Total definite-lived intangible assets	$33,070	$70,100

Weighted Average Amortization Life	(in years)
Client relationships	15	13
Other intangible assets	7	4
Total definite-lived intangible assets	12	12

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in thousands)
Transaction and Integration Costs
Selling, general and administrative expenses	$1,224	$4,426	$2,288	$11,539
Divestitures
The Company routinely evaluates the strategic fit and fundamental performance of its global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, the Company determined that certain capital could be better deployed in other long-term growth opportunities.
Avian Vaccine Services
On December 20, 2022, the Company sold its Avian Vaccine Services business (Avian) to a private investor group for a preliminary purchase price of $167.3 million in cash, subject to certain customary closing adjustments. The Company may also earn up to $30.0 million of contingent payments, which are tied to certain annual results of the Avian business from January 2024 through December 2027. The contingent payments have been fair valued at $10.3 million using a discounted probability weighted model. The Avian business was reported in the Company’s Manufacturing reportable segment. During fiscal year

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2022, the Company recorded a gain on the divestiture of Avian of $123.4 million within Other income (expense) on the Company’s condensed consolidated statements of income.
The carrying amounts of the major classes of assets and liabilities associated with the divestitures of the businesses were as follows:

December 19, 2022
Avian
(in thousands)
Assets
Current assets	$30,545
Property, plant, and equipment, net	24,602
Operating lease right-of-use assets, net	611
Goodwill	3,168
Intangible assets, net	1,629
Other assets	10
Total assets	$60,565

Liabilities
Current liabilities	$8,139
Operating lease right-of-use liabilities	331
Total liabilities	$8,470
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$94,458	$85,803	$188,097	$155,727
Services and products transferred at a point in time	115,490	100,607	221,617	207,225
Total RMS revenue	209,948	186,410	409,714	362,952
DSA
Services and products transferred over time	662,653	589,371	1,324,489	1,131,707
Services and products transferred at a point in time	804	2,546	1,321	4,469
Total DSA revenue	663,457	591,917	1,325,810	1,136,176
Manufacturing
Services and products transferred over time	100,460	92,811	186,546	187,820
Services and products transferred at a point in time	86,072	101,993	167,240	200,112
Total Manufacturing revenue	186,532	194,804	353,786	387,932
Total revenue	$1,059,937	$973,131	$2,089,310	$1,887,060

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	July 1, 2023	December 31, 2022
	(in thousands)
Assets from contracts with customers
Client receivables	$591,006	$559,410
Unbilled revenue	227,680	204,258
Total	818,686	763,668
Less: Allowance for credit losses	(18,040)	(11,278)
Trade receivables and contract assets, net	$800,646	$752,390

Liabilities from contracts with customers
Current deferred revenue	$257,396	$264,259
Long-term deferred revenue (included in Other long-term liabilities)	29,533	25,795
Customer contract deposits (included in Other current-liabilities)	77,422	91,640
Approximately 85% of unbilled revenue as of December 31, 2022, which was $204 million, was billed during the six months ended July 1, 2023. Approximately 75% of unbilled revenue as of December 25, 2021, which was $161 million, was billed during the six months ended June 25, 2022.
Approximately 75% of contract liabilities as of December 31, 2022, which was $290 million, were recognized as revenue during the six months ended July 1, 2023. Approximately 75% of contract liabilities as of December 25, 2021, which was $240 million, were recognized as revenue during the six months ended June 25, 2022.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $42 million and $54 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of July 1, 2023 and December 31, 2022, respectively. Net provisions of $9.1 million and $0.4 million were recorded to the allowance for credit losses for the six months ended July 1, 2023 and June 25, 2022, respectively.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of July 1, 2023. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of July 1, 2023 was $1,029.1 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
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

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in thousands)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
Lease revenue	$23,891	$13,912	$47,981	$21,768	Service revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT AND GEOGRAPHIC INFORMATION
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in thousands)
RMS
Revenue	$209,948	$186,410	$409,714	$362,952
Operating income	48,918	39,526	89,327	87,408
Depreciation and amortization	13,949	13,228	27,438	22,697
Capital expenditures	7,493	13,850	26,577	22,496
DSA
Revenue	$663,457	$591,917	$1,325,810	$1,136,176
Operating income	161,538	128,793	332,969	233,779
Depreciation and amortization	43,124	44,626	85,574	91,415
Capital expenditures	48,326	41,578	113,510	90,508
Manufacturing
Revenue	$186,532	$194,804	$353,786	$387,932
Operating income	24,403	62,503	26,509	108,871
Depreciation and amortization	19,523	18,000	39,607	36,482
Capital expenditures	10,862	24,431	32,600	47,259
Unallocated Corporate
Operating income (1)	(69,914)	(43,411)	$(115,968)	$(93,869)
Depreciation and amortization	1,075	567	2,121	1,126
Capital expenditures	702	2,993	1,571	3,053
Consolidated
Revenue	1,059,937	973,131	$2,089,310	$1,887,060
Operating income	164,945	187,411	332,837	336,189
Depreciation and amortization	77,671	76,421	154,740	151,720
Capital expenditures	67,383	82,852	174,258	163,316

(1) Operating income for unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
July 1, 2023	$606,775	$272,976	$117,647	$59,864	$2,675	$1,059,937
June 25, 2022	566,917	263,584	93,694	46,239	2,697	973,131

Six Months Ended:
July 1, 2023	$1,212,216	$540,679	$228,253	$102,677	$5,485	$2,089,310
June 25, 2022	1,093,466	514,671	178,940	95,185	4,798	1,887,060
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVENTORY
Inventories
The composition of inventories is as follows:

	July 1, 2023	December 31, 2022
	(in thousands)
Raw materials and supplies	$42,130	$38,892
Work in process	40,396	48,367
Finished products	202,754	168,550
Inventories	$285,280	$255,809
6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Six Months Ended
	July 1, 2023	June 25, 2022
	(in thousands)
Beginning balance	$129,012	$149,640
Capital contributions	8,702	6,384
Distributions	(9,679)	(4,042)
Losses	(8,429)	(23,050)
Foreign currency translation	466	(1,065)
Ending balance	$120,072	$127,867
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Six Months Ended
	July 1, 2023	June 25, 2022
	(in thousands)
Beginning balance	$182,590	$51,712
Purchase of investments	13,710	102,220
Distributions	(4,146)	(151)
Gain (loss)	3,253	(465)
Reduction for acquisition of entity	(12,635)	—
Foreign currency translation	(2,563)	(2,112)
Ending balance	$180,209	$151,204
In April 2022, the Company acquired a 49% equity interest in a supplier supporting the DSA reportable segment (the Investee) for $90.0 million up front and an additional future contingent payment of up to $5.0 million based upon the Investee’s future performance. The total allocable basis of the investment exceeds the proportional interest in the Investee’s underlying net assets by $86.7 million, which has been allocated primarily to goodwill, intangible assets (client relationships and backlog), and deferred tax liabilities in the amount of $26.2 million, $71.2 million, and $10.7 million respectively. On July 28, 2023, the Company signed an agreement to acquire an additional 41% equity stake in the supplier, which upon closing, will result in ownership of 90%. The preliminary purchase price for the 41% equity is $143 million in cash, subject to customary closing adjustments, with additional contingent payments of up to $55 million based on future performance over a 3-year period. The Company will have the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require the Company to acquire shares of the Investee from the seller. The consummation of the acquisition of the additional 41% equity is subject to regulatory approval and closing conditions being satisfied. Accordingly, the timing of close is uncertain.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	July 1, 2023
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$28	$—	$28
Other assets:
Life insurance policies	—	38,308	—	38,308
Interest rate swap	—	3,121	—	3,121
Total assets measured at fair value	$—	$41,457	$—	$41,457
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended July 1, 2023, there were no transfers between levels.

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
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Six Months Ended
	July 1, 2023	June 25, 2022
	(in thousands)
Beginning balance	$13,431	$37,244
Payments	(15,130)	(11,476)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	1,810	(15,340)
Foreign currency translation	(111)	(878)
Ending balance	$—	$9,550
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $43 million, of which the value accrued as of July 1, 2023 is zero as the probability of achieving the maximum target is estimated to be 0%. The volatility and weighted average cost of capital is approximately 40% and 16%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.

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

	July 1, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$457,500	$500,000	$460,450
3.75% Senior Notes due 2029	500,000	440,000	500,000	442,200
4.00% Senior Notes due 2031	500,000	433,750	500,000	432,500
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing	Total
	(in thousands)
December 31, 2022	$497,710	$1,433,601	$918,592	$2,849,903
Acquisitions	—	37,129	—	37,129
Foreign exchange	(656)	14,969	15,248	29,561
July 1, 2023	$497,054	$1,485,699	$933,840	$2,916,593
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
The increase in goodwill during the six months ended July 1, 2023 related to the acquisition of SAMDI in the DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
The following table displays intangible assets, net by major class:

	July 1, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,534,069	$(659,955)	$874,114	$1,491,926	$(591,417)	$900,509
Technology	141,716	(107,312)	34,404	129,626	(101,655)	27,971
Backlog	15,441	(13,903)	1,538	15,236	(12,512)	2,724
Trademarks and trade names	12,835	(5,021)	7,814	12,617	(4,410)	8,207
Other	38,079	(26,059)	12,020	37,985	(22,121)	15,864
Intangible assets	$1,742,140	$(812,250)	$929,890	$1,687,390	$(732,115)	$955,275
The decrease in intangible assets, net during the six months ended July 1, 2023 related primarily to normal amortization over the useful lives, offset by the acquisition of SAMDI.
9. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	July 1, 2023	December 31, 2022
	(in thousands)
Revolving facility	$1,168,052	$1,197,586
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	1,423	1,594
Finance leases	29,354	30,646
Total debt and finance leases	2,698,829	2,729,826
Less:
Current portion of long-term debt	1,188	1,347
Current portion of finance leases	2,535	2,330
Current portion of long-term debt and finance leases	3,723	3,677
Long-term debt and finance leases	2,695,106	2,726,149
Debt discount and debt issuance costs	(16,634)	(18,618)
Long-term debt, net and finance leases	$2,678,472	$2,707,531
As of July 1, 2023 and December 31, 2022, the weighted average interest rate on the Company’s debt was 4.89% and 4.58%, respectively.
During the three and six months ended June 25, 2022, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility, which were approximately $400 million each. To limit this foreign currency exposure, the Company entered into foreign exchange forward contracts, which are not designated as hedging instruments. The Company did not have any U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility during the three and six months ended July 1, 2023.
The gains and losses incurred on these transactions were as follows:

	Three Months Ended	Six Months Ended
	June 25, 2022	June 25, 2022	Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	(in thousands)
Loss on foreign debt remeasurement	(19,423)	(30,523)	Other expense, net
Gain on foreign exchange forward contract	20,522	32,306	Interest expense

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit
As of July 1, 2023 and December 31, 2022, the Company had $21.6 million and $18.6 million, respectively, in outstanding letters of credit.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in thousands)
Numerator:
Net income	$99,443	$110,664	$203,397	$205,890
Less: Net income attributable to noncontrolling interests	2,423	1,343	3,246	3,547
Net income attributable to common shareholders	$97,020	$109,321	$200,151	$202,343

Denominator:
Weighted-average shares outstanding - Basic	51,216	50,823	51,157	50,732
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	251	460	225	561
Weighted-average shares outstanding - Diluted	51,467	51,283	51,382	51,293

Anti-dilutive common stock equivalents (1)	594	597	589	550

(1) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
The Company’s Board of Directors has authorized a $1.3 billion stock repurchase program. As of July 1, 2023, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of 0.1 million in the six months ended July 1, 2023 and six months ended June 25, 2022, for $24.0 million and $38.5 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Net Unrealized (Loss) Gain on Cash Flow Hedge	Total
	(in thousands)
December 31, 2022	$(217,785)	$(43,114)	$(1,158)	$(262,057)
Other comprehensive income before reclassifications	48,699	344	4,644	53,687
Net current period other comprehensive income	48,699	344	4,644	53,687
Income tax expense (benefit)	807	209	(1,117)	(101)
July 1, 2023	$(169,893)	$(42,979)	$4,603	$(208,269)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three and six months ended July 1, 2023 and June 25, 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
The Company holds a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of July 1, 2023. The company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($24.4 million) as of July 1, 2023 and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited. During the fourth quarter of fiscal 2022, the Company exercised its option to acquire the remaining 8%, which is subject to customary closing conditions. The Company expects the transaction to close prior to the end of fiscal year 2023.
In 2019, the Company acquired an 80% equity interest in a subsidiary that is fully consolidated under the voting interest model, which includes a 20% redeemable noncontrolling interest. In June 2022, the Company purchased an additional 10% interest in the subsidiary for $15.0 million, resulting in a remaining noncontrolling interest of 10%. Beginning in 2024, the Company has the right to purchase, and the noncontrolling interest holders have the right to sell (Put/call option), the remaining 10% equity interest at its appraised value ($17.0 million as of July 1, 2023). The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. The amount that the Company could be required to pay to purchase the remaining 10% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Six Months Ended
	July 1, 2023	June 25, 2022
	(in thousands)
Beginning balance	$42,427	$53,010
Adjustments to redemption value	—	2,293
Additional purchases	—	(15,000)
Net income (loss)	2,179	2,487
Foreign currency translation	(2,159)	(2,613)
Ending balance	$42,447	$40,177
11. INCOME TAXES
The Company’s effective tax rates remained relatively consistent for the three months ended July 1, 2023 and June 25, 2022 at 22.7% and 23.2%, respectively. The Company’s effective tax rates for the six months ended July 1, 2023 and June 25, 2022 were 21.7% and 19.2%, respectively. The increase in the six month effective tax rates from the prior year period was primarily attributable to a decreased tax benefit from stock-based compensation deductions in the six months ended July 1, 2023.
For the three months ended July 1, 2023, the Company’s unrecognized tax benefits increased by $1.1 million to $25.6 million, primarily due to increases in research and development tax credit reserves. For the three months ended July 1, 2023, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.6 million to $21.8 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $1.0 million as of July 1, 2023. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $4 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	July 1, 2023	December 31, 2022	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$87,718	$88,550	Other current assets
Accrued income taxes	44,813	39,854	Other current liabilities
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2019.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, the U.K., Germany, and India. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	July 1, 2023	June 25, 2022
	(in thousands)
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$47,850	$51,776
Cash, cash equivalents and restricted cash is included in the accompanying unaudited balance sheet as follows:

	July 1, 2023	December 31, 2022
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$200,445	$233,912
Restricted cash included in Other current assets	7,136	6,192
Restricted cash included in Other assets	1,196	1,110
Cash, cash equivalents, and restricted cash, end of period	$208,777	$241,214
13. COMMITMENTS AND CONTINGENCIES
Litigation
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information primarily related to the sourcing of non-human primates in Asia, and the Company is cooperating with the request. The Company is not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action was filed on May 19, 2023 against the Company and three of its current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer) in the United States District Court for the District of Massachusetts. The case, which is captioned Coleman v. Charles River Laboratories International, Inc., et al., Case No. 23-cv-11132, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023. The Complaint alleges that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. A lead plaintiff has yet to be appointed and the Company intends to file a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for this matter.
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
U.S. Government Investigations into the Non-Human Primate Supply Chain
On February 16, 2023, we were informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into our conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 we received a grand jury subpoena requesting certain documents related to such investigation. We are aware of a parallel civil investigation being undertaken by the DOJ and USFWS. We are cooperating with the DOJ and the USFWS and believe that the concerns raised with respect to our conduct are without merit. We maintain a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and have operated under the belief that all shipments of non-human primates we received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, we have voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that we and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. We continue to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. On May 16, 2023, we received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting to voluntarily provide information primarily related to the sourcing of non-human primates in Asia, and we are cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided us with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. We cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities. For our assessment of risk factors surrounding the aforementioned matter refer to Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for fiscal year 2022.
Global Economic Environment
In March 2023, the global economy experienced a series of banking crises, which sparked a period of widespread investor concerns regarding the U.S. and international financial systems, particularly access to capital. We do not hold cash deposits or securities at any of the impacted banks. Our banking relationships are assessed as we believe necessary and appropriate and our access to cash and funding is secure and diversified. We believe there are no material impacts to our Company as of July 1, 2023 based on the current situation. We will continue to monitor the global banking markets as they evolve for potential impacts to our operating and financial results such as increased interest rates, commercial financing terms or costs, and liquidity concerns in the broader market or business partners.
We are seeing a more cautious spending environment from biopharmaceutical clients with a decrease in DSA backlog to $2.76 billion as of July 1, 2023 from $3.15 billion as of December 31, 2022, but continue to see stability in our client’s drug development activity as they are moving their promising drug candidates forward. We will continue to monitor the market trends carefully for potential impacts to our operating and financial results and there are no material impacts to our Company as of July 1, 2023.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
purchase price of Explora BioLabs was $284.5 million, net of $6.6 million in cash. The acquisition was funded through proceeds from our Credit Facility. This business is reported as part of our RMS reportable segment.
Recent Divestitures
We routinely evaluate strategic fit and fundamental performance of our global infrastructure and divest operations that do not meet key business criteria or where we believe capital could be better deployed in long-term growth opportunities. On December 20, 2022, we completed the sale of our Avian Vaccine Services (Avian) business to a private investor group for a preliminary purchase price of $167 million in cash, subject to certain customary closing adjustments, and future contingent payments up to an additional $30 million. This business was reported in our Manufacturing reportable segment.
Fiscal Quarters
Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end, which occurred in fiscal year 2022.
Overview of Results of Operations and Liquidity
Revenue for the three months ended July 1, 2023 increased $86.8 million, or 8.9%, to $1,059.9 million compared to $973.1 million in the corresponding period in 2022. Revenue for the six months ended July 1, 2023 increased $202.3 million, or 10.7%, to $2,089.3 million compared to $1,887.1 million in the corresponding period in 2022. The increase in revenue was primarily due to increased volume and pricing within our Safety Assessment business and our recent acquisition of Explora BioLabs; partially offset by the divestiture of our Avian business and the negative effect of changes in foreign currency exchange rates when compared to the corresponding three and six month periods in 2022.
In the three months ended July 1, 2023, our operating income and operating income margin were $164.9 million and 15.6%, respectively, compared with $187.4 million and 19.3%, respectively, in the corresponding period of 2022. In the six months ended July 1, 2023, our operating income and operating income margin were $332.8 million and 15.9% respectively, compared with $336.2 million and 17.8%, respectively, in the corresponding of 2022. The decreases in operating income and operating income margin for the three and six months ended July 1, 2023 was primarily due to lower operating income within our Manufacturing segment, principally our Biologics Solutions businesses which included higher operating costs, an asset impairment charge, and income in 2022 from a favorable ruling from tax authorities on certain indirect tax positions which did not reoccur; partially offset by contributions of higher revenue described above.
Net income attributable to common shareholders decreased to $97.0 million in the three months ended July 1, 2023, from $109.3 million in the corresponding period of 2022. Net income attributable to common shareholders decreased to $200.2 million in the six months ended July 1, 2023, from $202.3 million in the corresponding period of 2022. The decrease in Net income attributable to common shareholders was primarily due to lower operating income described above, and higher interest expense due to higher interest rates on our variable debt, compared to the corresponding period of 2022.
During the six months ended July 1, 2023, our cash flows from operations was $257.5 million compared with $252.1 million for the same period in 2022. The increase was driven by timing and amount of our working capital balances, principally lower variable compensation payments; partially offset by timing of our vendor and supplier payments compared to the same period in 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Three Months Ended July 1, 2023 Compared to the Three Months Ended June 25, 2022
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change
	(in thousands, except percentages)
Service revenue	$874,891	$782,827	$92,064	11.8%
Product revenue	185,046	190,304	(5,258)	(2.8)%
Total revenue	$1,059,937	$973,131	$86,806	8.9%

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$209,948	$186,410	$23,538	12.6%	(1.3)%
DSA	663,457	591,917	71,540	12.1%	0.1%
Manufacturing	186,532	194,804	(8,272)	(4.2)%	—%
Total revenue	$1,059,937	$973,131	$86,806	8.9%	(0.2)%
The following table presents operating income by reportable segment:

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$48,918	$39,526	$9,392	23.8%	(3.9)%
DSA	161,538	128,793	32,745	25.4%	2.5%
Manufacturing	24,403	62,503	(38,100)	(61.0)%	0.7%
Unallocated corporate	(69,914)	(43,411)	(26,503)	61.1%	(0.1)%
Total operating income	$164,945	$187,411	$(22,466)	(12.0)%	1.2%
Operating income % of revenue	15.6%	19.3%		(370) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$209,948	$186,410	$23,538	12.6%	(1.3)%
Cost of revenue (excluding amortization of intangible assets)	127,888	114,788	13,100	11.4%
Selling, general and administrative	27,653	26,623	1,030	3.9%
Amortization of intangible assets	5,489	5,473	16	0.3%
Operating income	$48,918	$39,526	$9,392	23.8%	(3.9)%
Operating income % of revenue	23.3%	21.2%		210 bps
RMS revenue increased $23.5 million due primarily to the timing of large research model sales in China and higher research model services revenue, specifically the Insourcing Solutions business; partially offset by the effect of changes in foreign currency exchange rates.
RMS operating income increased $9.4 million compared to the corresponding period in 2022. RMS operating income as a percentage of revenue for the three months ended July 1, 2023 was 23.3%, an increase of 210 bps from 21.2% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue increased primarily due to the timing of large research model sales in China; partially offset by higher operating and staffing costs, and the foreign exchange impact discussed above.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$663,457	$591,917	$71,540	12.1%	0.1%
Cost of revenue (excluding amortization of intangible assets)	420,551	391,225	29,326	7.5%
Selling, general and administrative	63,709	51,140	12,569	24.6%
Amortization of intangible assets	17,659	20,759	(3,100)	(14.9)%
Operating income	$161,538	$128,793	$32,745	25.4%	2.5%
Operating income % of revenue	24.3%	21.8%		250 bps
DSA revenue increased $71.5 million due primarily to service revenue volume and pricing increases within our Safety Assessment business principally in pharmaceutical clients, and the acquisition of SAMDI which contributed $1.7 million to service revenue; partially offset by decrease in the Discovery Business.
DSA operating income increased $32.7 million during the three months ended July 1, 2023 compared to the corresponding period in 2022. DSA operating income as a percentage of revenue for the three months ended July 1, 2023 was 24.3%, an increase of 250 bps from 21.8% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above and the effect of changes in foreign currency rates; partially offset by higher legal costs incurred in connection with the investigations by the U.S. government into the non-human primate supply chain and the absence of certain favorable acquisition-related adjustments to contingent consideration arrangements incurred during 2022, which are recorded in selling, general and administrative cost.
Manufacturing

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$186,532	$194,804	$(8,272)	(4.2)%	—%
Cost of revenue (excluding amortization of intangible assets)	112,522	110,390	2,132	1.9%
Selling, general and administrative	38,481	10,537	27,944	265.2%
Amortization of intangible assets	11,126	11,374	(248)	(2.2)%
Operating income	$24,403	$62,503	$(38,100)	(61.0)%	0.7%
Operating income % of revenue	13.1%	32.1%		(1,900) bps
Manufacturing revenue decreased $8.3 million due primarily to the divestiture of our Avian business, which decreased revenue by $19.8 million, and lower services revenue from our Biologics Testing businesses; offset by higher revenue within our CDMO businesses and Microbial Solutions businesses.
Manufacturing operating income decreased $38.1 million during the three months ended July 1, 2023 compared to the corresponding period in 2022. Manufacturing operating income as a percentage of revenue for the three months ended July 1, 2023 was 13.1%, a decrease of 1,900 bps from 32.1% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue decreased primarily due to the divestiture of our Avian business, and lower operating income within our Biologics Solutions business, including higher operating costs within both the Biologics Testing and CDMO businesses, and the absence of a $19 million impact from a favorable ruling from tax authorities on certain indirect tax positions recorded within selling, general and administrative expenses in the corresponding period in 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$69,914	$43,411	$26,503	61.1%	(0.1)%
Unallocated corporate % of revenue	6.6%	4.5%		210 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $26.5 million, or 61.1%, compared to the corresponding period in 2022 is primarily related to timing of variable compensation expenses and digital investments. Costs as a percentage of revenue for the three months ended July 1, 2023 was 6.6%, an increase of 210 bps from 4.5% for the corresponding period in 2022.
Other Income (Expense)

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$1,426	$188	$1,238	658.5%
Interest expense	(35,044)	(3,703)	(31,341)	846.4%
Other income (expense), net	(2,663)	(39,783)	37,120	(93.3)%
Total other expense, net	$(36,281)	$(43,298)	$7,017	(16.2)%
Interest expense for the three months ended July 1, 2023 was $35.0 million, an increase of $31.3 million, or 846.4%, compared to $3.7 million in the corresponding period in 2022. The increase was due primarily to higher interest rates, and the absence of $20.5 million of gains recognized in connection with a debt-related foreign exchange forward contract in the corresponding period in 2022.
Other expense, net for the three months ended July 1, 2023 was $2.7 million, a decrease of $37.1 million, or 93.3%, compared to Other expense, net of $39.8 million for the corresponding period in 2022. The decrease was due primarily to the absence of $19.4 million of foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency, and lower net losses incurred on our venture capital investments as compared to fiscal year 2022.
Income Taxes

	Three Months Ended
	July 1, 2023	June 25, 2022	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$29,221	$33,449	$(4,228)	(12.6)%
Effective tax rate	22.7%	23.2%		(50) bps
Income tax expense for the three months ended July 1, 2023 was $29.2 million, a decrease of $4.2 million compared to $33.4 million for the corresponding period in 2022. Our effective tax rate was 22.7% for the three months ended July 1, 2023, which was relatively consistent compared to 23.2% for the corresponding period in 2022.
Six Months Ended July 1, 2023 Compared to Six Months Ended June 25, 2022
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change
	(in thousands, except percentages)
Service revenue	$1,732,257	$1,503,312	$228,945	15.2%
Product revenue	357,053	383,748	(26,695)	(7.0)%
Total revenue	$2,089,310	$1,887,060	$202,250	10.7%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$409,714	$362,952	$46,762	12.9%	(1.9)%
DSA	1,325,810	1,136,176	189,634	16.7%	(1.0)%
Manufacturing	353,786	387,932	(34,146)	(8.8)%	(0.9)%
Total revenue	$2,089,310	$1,887,060	$202,250	10.7%	(1.1)%
The following table presents operating income by reportable segment:

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$89,327	$87,408	$1,919	2.2%	(3.3)%
DSA	332,969	233,779	99,190	42.4%	2.5%
Manufacturing	26,509	108,871	(82,362)	(75.7)%	(0.5)%
Unallocated corporate	(115,968)	(93,869)	(22,099)	23.5%	(0.7)%
Total operating income	$332,837	$336,189	$(3,352)	(1.0)%	1.0%
Operating income % of revenue	15.9%	17.8%		(190) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$409,714	$362,952	$46,762	12.9%	(1.9)%
Cost of revenue (excluding amortization of intangible assets)	254,692	217,248	37,444	17.2%
Selling, general and administrative	54,711	48,986	5,725	11.7%
Amortization of intangible assets	10,984	9,310	1,674	18.0%
Operating income	$89,327	$87,408	$1,919	2.2%	(3.3)%
Operating income % of revenue	21.8%	24.1%		(230) bps
RMS revenue increased $46.8 million due primarily to higher research model services revenue, specifically the Insourcing Solutions business, which included the acquisition of Explora BioLabs contributing $15.6 million and higher research model product revenue in North America and China, higher revenue in the Cell Solutions business; partially offset the effect of changes by foreign currency exchange rates.
RMS operating income increased $1.9 million compared to the corresponding period in 2022, primarily due to the contribution of higher revenue described above. RMS operating income as a percentage of revenue for the six months ended July 1, 2023 was 21.8%, a decrease of 230 bps from 24.1% for the corresponding period in 2022. Operating income as a percentage of revenue decreased due to higher amortization, operating, and staffing costs due to the acquisition of Explora BioLabs and by foreign exchange impact discussed above.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$1,325,810	$1,136,176	$189,634	16.7%	(1.0)%
Cost of revenue (excluding amortization of intangible assets)	832,074	764,366	67,708	8.9%
Selling, general and administrative	125,707	95,000	30,707	32.3%
Amortization of intangible assets	35,060	43,031	(7,971)	(18.5)%
Operating income	$332,969	$233,779	$99,190	42.4%	2.5%
Operating income % of revenue	25.1%	20.6%		450 bps
DSA revenue increased $189.6 million due primarily to service revenue which increased in the Safety Assessment business due to increased demand, principally pharmaceutical clients, pricing of services, and the acquisition of SAMDI contributing $2.8 million to service revenue; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $99.2 million compared to the corresponding period in 2022. DSA operating income as a percentage of revenue for the six months ended July 1, 2023 was 25.1%, an increase of 450 bps from 20.6% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above; partially offset by higher legal costs incurred in connection with investigations by the U.S government into the non-human primate supply chain and the absence of certain favorable acquisition-related adjustments to contingent consideration arrangements incurred during 2022, which are recorded in selling, general and administrative costs.
Manufacturing

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$353,786	$387,932	$(34,146)	(8.8)%	(0.9)%
Cost of revenue (excluding amortization of intangible assets)	225,914	211,902	14,012	6.6%
Selling, general and administrative	78,218	43,887	34,331	78.2%
Amortization of intangible assets	23,145	23,272	(127)	(0.5)%
Operating income	$26,509	$108,871	$(82,362)	(75.7)%	(0.5)%
Operating income % of revenue	7.5%	28.1%		(2,060) bps
Manufacturing revenue decreased $34.1 million due primarily to the divestiture of our Avian business, which decreased revenue by $39.0 million, lower services revenue from our Biologics Testing business, and the effect of changes in foreign currency exchange rates; partially offset by increased revenue in our CDMO and Microbial Solutions businesses.
Manufacturing operating income decreased $82.4 million compared to the corresponding period in 2022. Manufacturing operating income as a percentage of revenue for the six months ended July 1, 2023 was 7.5%, a decrease of 2,060 bps from 28.1% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue decreased primarily due to the divestiture of our Avian business and lower operating income within our Biologics Solutions business which included higher operating costs in both our Biologics Testing and CDMO businesses, an asset impairment charge, and absence of a $19 million impact of a favorable ruling from tax authorities on certain indirect tax positions recorded within selling, general and administrative expense in the corresponding period in 2022.
Unallocated Corporate

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$115,968	$93,869	$22,099	23.5%	(0.7)%
Unallocated corporate % of revenue	5.6%	5.0%		60 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $22.1 million, or 23.5%, compared to the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
corresponding period in 2022 is primarily related to timing of variable compensation expenses and digital investments. Costs as a percentage of revenue for the six months ended July 1, 2023 was 5.6%, an increase of 60 bps from 5.0% for the corresponding period in 2022.
Other Income (Expense)

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$2,232	$315	$1,917	608.6%
Interest expense	(69,424)	(13,137)	(56,287)	428.5%
Other income (expense), net	(5,940)	(68,408)	62,468	(91.3)%
Total other expense, net	$(73,132)	$(81,230)	$8,098	(10.0)%
Interest expense for the six months ended July 1, 2023 was $69.4 million, an increase of $56.3 million, or 428.5%, compared to $13.1 million in the corresponding period in 2022. The increase was due primarily to higher interest rates, and the absence of $32.3 million of gains recognized in connection with a debt-related foreign exchange forward contract in the corresponding period in 2022.
Other expense, net for the six months ended July 1, 2023 was $5.9 million, a decrease of $62.5 million, or 91.3%, compared to Other expense, net of $68.4 million for the corresponding period in 2022. The decrease was due primarily to the absence of $30.5 million of foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency, and lower net losses incurred on our venture capital and strategic equity investments as compared to fiscal year 2022.
Income Taxes

	Six Months Ended
	July 1, 2023	June 25, 2022	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$56,308	$49,069	$7,239	14.8%
Effective tax rate	21.7%	19.2%		250 bps
Income tax expense for the six months ended July 1, 2023 was $56.3 million, an increase of $7.2 million compared to $49.1 million for the corresponding period in 2022. Our effective tax rate was 21.7% for the six months ended July 1, 2023 compared to 19.2% for the corresponding period in 2022. The increase in our effective tax rate in the six months ended July 1, 2023 compared to the corresponding period in 2022 was primarily attributable to a decreased tax benefit from stock-based compensation deductions in the six months ended July 1, 2023.

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
The following table presents our cash, cash equivalents and short-term investments:

	July 1, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$16,321	$15,813
Held in non-U.S. entities	184,124	218,099
Total cash and cash equivalents	200,445	233,912
Short-term investments:
Held in non-U.S. entities	951	998
Total cash, cash equivalents and short-term investments	$201,396	$234,910
The following table presents our net cash provided by operating activities:

	Six Months Ended
	July 1, 2023	June 25, 2022
	(in thousands)
Net income	$203,397	$205,890
Adjustments to reconcile net income to net cash provided by operating activities	197,185	190,187
Changes in assets and liabilities	(143,077)	(143,973)
Net cash provided by operating activities	$257,505	$252,104
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the six months ended July 1, 2023, compared to the six months ended June 25, 2022, the increase in net cash provided by operating activities was driven by timing and amount of our working capital balances, principally lower variable compensation payments; partially offset by timing of our vendor and supplier payments compared to the same period in 2022.
The following table presents our net cash used in investing activities:

	Six Months Ended
	July 1, 2023	June 25, 2022
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$(50,166)	$(283,392)
Capital expenditures	(174,258)	(163,316)
Investments, net	(19,746)	(108,637)
Other, net	(1,057)	(4,774)
Net cash used in investing activities	$(245,227)	$(560,119)
For the six months ended July 1, 2023, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business, the acquisition of SAMDI, and investments in certain venture capital and strategic equity investments. For the six months ended June 25, 2022, the primary use of cash used in investing activities related to the acquisition of Explora BioLabs, capital expenditures to support the growth of the business and investments in certain venture capital and strategic equity investments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our net cash used in financing activities:

	Six Months Ended
	July 1, 2023	June 25, 2022
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$281,796	$2,180,511
Payments on long-term debt, revolving credit facility, and finance lease obligations	(317,049)	(1,856,262)
Proceeds from exercises of stock options	15,719	15,571
Purchase of treasury stock	(23,978)	(38,468)
Purchases of additional equity interests, net	—	(15,438)
Payment of contingent considerations	(2,711)	(10,356)
Other, net	—	(17,405)
Net cash (used in) provided by financing activities	$(46,223)	$258,153
For the six months ended July 1, 2023, net cash used in financing activities reflected the net borrowings of $35.3 million on our Credit Facility and finance lease obligations. Included in the net borrowings are net repayments of $33 million from our Credit Facility throughout the six months ended July 1, 2023.
Net cash used in financing activities also reflected treasury stock purchases of $24.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, and $2.7 million of contingent consideration payments; partially offset by proceeds from exercises of employee stock options of $15.7 million.
For the six months ended June 25, 2022, net cash provided by financing activities reflected the net proceeds of $324.2 million on our Credit Facility, and finance lease obligations. Included in the net proceeds are the following amounts:
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
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	July 1, 2023	December 31, 2022
	(in thousands)
Revolving facility	$1,168,052	$1,197,586
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,668,052	$2,697,586
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Our off-balance sheet commitments related to our outstanding letters of credit as of July 1, 2023 and December 31, 2022 were $21.6 million and $18.6 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the six months ended July 1, 2023, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the British Pound, Euro, Canadian Dollar, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the six months ended July 1, 2023, our revenue would have decreased by $63.9 million and our operating income would have decreased by $3.5 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the three months ended June 25, 2022, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 9, “Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information regarding these types of forward contracts.
Repurchases of Common Stock
During the six months ended July 1, 2023, we did not repurchase any shares under our authorized stock repurchase program. As of July 1, 2023, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the six months ended July 1, 2023, we acquired 0.1 million shares for $24.0 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2022. There have been no changes in the Company’s critical accounting policies during the six months ended July 1, 2023.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the six months ended July 1, 2023 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of July 1, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended July 1, 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information primarily related to the sourcing of non-human primates in Asia, and the Company is cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action was filed on May 19, 2023 against the Company and three of its current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer) in the United States District Court for the District of Massachusetts. The case, which is captioned Coleman v. Charles River Laboratories International, Inc., et al., Case No. 23-cv-11132, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023. The Complaint alleges that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. A lead plaintiff has yet to be appointed and the Company intends to file a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for this matter.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended July 1, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 2, 2023 to April 29, 2023	—	$—	—	$129,105
April 30, 2023 to May 27, 2023	10	194.09	—	129,105
May 28, 2023 to July 1, 2023	16	194.13	—	129,105
Total	26		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended July 1, 2023, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of July 1, 2023, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended July 1, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c)of Regulation S-K.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

August 9, 2023	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 9, 2023	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer