Form 10-Q
period 2023-09-30
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2023-11-08
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2023, there were 51,296,804 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates and our ability to diversify our non-human primate supply chain; the outcome of (1) the U.S. government investigations and inquiries related to the NHP supply chain (including shipments of non-human primates from Cambodia received by the Company) and (2) the putative securities class action lawsuit filed against us and three current/former officers on May 19, 2023; the timing of the development and implementation of additional procedures to reasonably ensure that non-human primates imported to the United States from Cambodia are purpose-bred; changes and uncertainties in the global economy and financial markets, including any changes in business, political, or economic conditions due to the November 16, 2022 announcement by the U.S. Department of Justice through the U.S. Attorney’s Office for the Southern District of Florida that a Cambodian non-human primate supplier and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements, particularly with respect to our CDMO business); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and cost structure alignment efforts (including as estimated on an annualized basis); our expectations with respect to our study cancellation rate and the impact of such cancellations; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service revenue	$869,759	$812,894	$2,602,016	$2,316,206
Product revenue	156,864	176,263	513,917	560,011
Total revenue	1,026,623	989,157	3,115,933	2,876,217
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	587,560	530,706	1,731,136	1,540,193
Cost of products sold (excluding amortization of intangible assets)	77,223	88,228	246,326	272,257
Selling, general and administrative	176,109	183,714	550,713	465,458
Amortization of intangible assets	34,229	35,533	103,419	111,144
Operating income	151,502	150,976	484,339	487,165
Other income (expense):
Interest income	1,373	122	3,605	437
Interest expense	(33,742)	(11,375)	(103,166)	(24,512)
Other expense, net	(6,260)	(16,616)	(12,200)	(85,024)
Income before income taxes	112,873	123,107	372,578	378,066
Provision for income taxes	24,852	25,495	81,160	74,564
Net income	88,021	97,612	291,418	303,502
Less: Net income attributable to noncontrolling interests	632	1,139	3,878	4,686
Net income attributable to common shareholders	$87,389	$96,473	$287,540	$298,816

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.70	$1.90	$5.62	$5.88
Diluted	$1.69	$1.88	$5.58	$5.83

Weighted-average number of common shares outstanding:
Basic	51,283	50,870	51,199	50,778
Diluted	51,607	51,283	51,493	51,285

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income	$88,021	$97,612	$291,418	$303,502
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(63,997)	(151,294)	(17,457)	(258,103)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	177	731	521	2,218
Unrealized gains on hedging instruments	539	—	5,183	—
Other comprehensive loss, before income taxes	(63,281)	(150,563)	(11,753)	(255,885)
Less: Income tax expense related to items of other comprehensive income	(3,292)	(11,201)	(3,393)	(20,095)
Comprehensive income (loss), net of income taxes	28,032	(41,750)	283,058	67,712
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	440	(1,170)	1,527	(236)
Comprehensive income (loss) attributable to common shareholders, net of income taxes	$27,592	$(40,580)	$281,531	$67,948

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$157,174	$233,912
Trade receivables and contract assets, net of allowances for credit losses of $21,187 and $11,278, respectively	799,310	752,390
Inventories	292,972	255,809
Prepaid assets	101,555	89,341
Other current assets	93,314	107,580
Total current assets	1,444,325	1,439,032
Property, plant and equipment, net	1,525,485	1,465,655
Venture capital and strategic equity investments	301,847	311,602
Operating lease right-of-use assets, net	375,322	391,762
Goodwill	2,884,602	2,849,903
Intangible assets, net	886,286	955,275
Deferred tax assets	34,264	41,262
Other assets	154,876	148,279
Total assets	$7,607,007	$7,602,770
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$136,341	$205,915
Accrued compensation	224,183	197,078
Deferred revenue	250,485	264,259
Accrued liabilities	198,062	219,758
Other current liabilities	184,745	204,575
Total current liabilities	993,816	1,091,585
Long-term debt, net and finance leases	2,514,217	2,707,531
Operating lease right-of-use liabilities	390,437	389,745
Deferred tax liabilities	185,310	215,582
Other long-term liabilities	172,518	174,822
Total liabilities	4,256,298	4,579,265
Commitments and contingencies (Notes 2, 8, 10, and 14)
Redeemable noncontrolling interest	39,948	42,427
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,400 shares issued and 51,296 shares outstanding as of September 30, 2023, and 50,944 shares issued and outstanding as of December 31, 2022	514	509
Additional paid-in capital	1,877,120	1,804,940
Retained earnings	1,720,441	1,432,901
Treasury stock, at cost, 104 and zero shares, as of September 30, 2023 and December 31, 2022, respectively	(24,016)	—
Accumulated other comprehensive loss	(268,066)	(262,057)
Total equity attributable to common shareholders	3,305,993	2,976,293
Noncontrolling interests (nonredeemable)	4,768	4,785
Total equity	3,310,761	2,981,078
Total liabilities, redeemable noncontrolling interests and equity	$7,607,007	$7,602,770
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Cash flows relating to operating activities
Net income	$291,418	$303,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,610	226,325
Stock-based compensation	52,527	51,548
Loss on debt extinguishment and amortization of other financing costs	2,975	3,054
Deferred income taxes	(28,251)	(26,323)
Loss on venture capital and strategic equity investments, net	9,246	20,068
Long-lived asset impairment charges	26,202	—
Loss on divestitures, net	995	—
Changes in fair value of contingent consideration arrangements	1,810	(15,420)
Other, net	13,192	31,574
Changes in assets and liabilities:
Trade receivables and contract assets, net	(59,081)	(174,169)
Inventories	(44,126)	(76,283)
Accounts payable	(26,531)	5,979
Accrued compensation	28,438	(32,734)
Deferred revenue	(9,997)	53,565
Customer contract deposits	(21,534)	16,234
Other assets and liabilities, net	(7,938)	(2,037)
Net cash provided by operating activities	462,955	384,883
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(50,166)	(283,392)
Capital expenditures	(240,205)	(235,709)
Purchases of investments and contributions to venture capital investments	(36,322)	(129,363)
Proceeds from sale of investments	3,953	3,104
Other, net	(2,044)	(6,945)
Net cash used in investing activities	(324,784)	(652,305)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	333,034	2,798,665
Proceeds from exercises of stock options	19,658	17,710
Payments on long-term debt, revolving credit facility, and finance lease obligations	(530,909)	(2,524,387)
Purchase of treasury stock	(24,016)	(38,492)
Payments of contingent consideration	(2,711)	(10,356)
Purchases of additional equity interests, net	—	(30,533)
Other, net	(4,145)	(6,048)
Net cash (used in) provided by financing activities	(209,089)	206,559
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,680)	10,726
Net change in cash, cash equivalents, and restricted cash	(75,598)	(50,137)
Cash, cash equivalents, and restricted cash, beginning of period	241,214	246,314
Cash, cash equivalents, and restricted cash, end of period	$165,616	$196,177

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 31, 2022	50,944	$509	$1,804,940	$1,432,901	$(262,057)	—	$—	$2,976,293	$4,785	$2,981,078
Net income	—	—	—	103,131	—	—	—	103,131	501	103,632
Other comprehensive income	—	—	—	—	22,933	—	—	22,933	—	22,933
Issuance of stock under employee compensation plans	316	3	11,789	—	—	—	—	11,792	—	11,792
Purchase of treasury shares	—	—	—	—	—	78	(19,012)	(19,012)	—	(19,012)
Stock-based compensation	—	—	13,460	—	—	—	—	13,460	—	13,460
April 1, 2023	51,260	512	1,830,189	1,536,032	(239,124)	78	(19,012)	3,108,597	5,286	3,113,883
Net income	—	—	—	97,020	—	—	—	97,020	566	97,586
Other comprehensive income	—	—	—	—	30,855	—	—	30,855	—	30,855
Issuance of stock under employee compensation plans	110	1	3,926	—	—	—	—	3,927	—	3,927
Purchase of treasury shares	—	—	—	—	—	26	(4,966)	(4,966)	—	(4,966)
Stock-based compensation	—	—	16,270	—	—	—	—	16,270	—	16,270
July 1, 2023	51,370	513	1,850,385	1,633,052	(208,269)	104	(23,978)	3,251,703	5,852	3,257,555
Net income	—	—	—	87,389	—	—	—	87,389	561	87,950
Other comprehensive income	—	—	—	—	(59,797)	—	—	(59,797)	—	(59,797)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Issuance of stock under employee compensation plans	30	1	3,938	—	—	—	—	3,939	—	3,939
Purchase of treasury shares	—	—	—	—	—	—	(38)	(38)	—	(38)
Stock-based compensation	—	—	22,797	—	—	—	—	22,797	—	22,797
September 30, 2023	51,400	$514	$1,877,120	$1,720,441	$(268,066)	104	$(24,016)	$3,305,993	$4,768	$3,310,761

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 25, 2021	50,480	505	1,718,304	980,751	(164,740)	—	—	2,534,820	4,162	2,538,982
Net income	—	—	—	93,022	—	—	—	93,022	560	93,582
Other comprehensive loss	—	—	—	—	(10,193)	—	—	(10,193)	—	(10,193)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,161)	—	—	—	—	(1,161)	—	(1,161)
Issuance of stock under employee compensation plans	431	4	13,067	—	—	—	—	13,071	—	13,071
Purchase of treasury shares	—	—	—	—	—	111	(33,994)	(33,994)	—	(33,994)
Stock-based compensation	—	—	14,619	—	—	—	—	14,619	—	14,619
March 26, 2022	50,911	509	1,744,829	1,073,773	(174,933)	111	(33,994)	2,610,184	4,722	2,614,906
Net income	—	—	—	109,321	—	—	—	109,321	499	109,820
Other comprehensive loss	—	—	—	—	(83,622)	—	—	(83,622)	—	(83,622)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,132)	—	—	—	—	(1,132)	—	(1,132)
Issuance of stock under employee compensation plans	79	1	2,498	—	—	—	—	2,499	—	2,499
Purchase of treasury shares	—	—	—	—	—	18	(4,474)	(4,474)	—	(4,474)
Stock-based compensation	—	—	14,930	—	—	—	—	14,930	—	14,930
June 25, 2022	50,990	510	1,761,125	1,183,094	(258,555)	129	(38,468)	2,647,706	5,221	2,652,927
Net income	—	—	—	96,473	—	—	—	96,473	664	97,137
Other comprehensive loss	—	—	—	—	(137,053)	—	—	(137,053)	—	(137,053)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(4,388)	—	—	—	—	(4,388)	—	(4,388)
Issuance of stock under employee compensation plans	16	—	2,140	—	—	—	—	2,140	—	2,140
Purchase of treasury shares	—	—	—	—	—	—	(24)	(24)	—	(24)
Stock-based compensation	—	—	21,999	—	—	—	—	21,999	—	21,999
September 24, 2022	51,006	$510	$1,780,876	$1,279,567	$(395,608)	129	$(38,492)	$2,626,853	$5,885	$2,632,738

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
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2023 Acquisition
SAMDI Tech, Inc.
On January 27, 2023, the Company acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, net of $0.4 million in cash, inclusive of a 20% strategic equity interest previously owned by the Company of $12.6 million. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment.
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
Purchase price information
The purchase price allocation was as follows:

	SAMDI	Explora BioLabs
	January 27, 2023	April 5, 2022
	(in thousands)
Trade receivables	$513	$7,679
Other current assets (excluding cash)	75	1,067
Property, plant and equipment	593	37,369
Operating lease right-of-use asset, net	—	48,613
Goodwill (1)	37,129	215,752
Definite-lived intangible assets	33,070	70,100
Other long-term assets	6	556
Deferred revenue	(43)	(3,507)
Other current liabilities	(351)	(15,507)
Operating lease right-of-use liabilities (Long-term)	—	(57,193)
Deferred tax liabilities	(8,191)	(18,601)
Other long-term liabilities	—	(1,807)
Total purchase price allocation	$62,801	$284,521

(1) The goodwill resulting from these transactions is primarily attributable to the potential growth of the Company’s segments from new customers introduced to the acquired businesses and the assembled workforce of the acquirees, thus is not deductible for tax purposes. Explora BioLabs had $5.0 million of goodwill due to a prior asset acquisition that is deductible for tax purposes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The definite-lived intangible assets acquired were as follows:

	SAMDI	Explora BioLabs
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$23,400	$64,000
Other intangible assets	9,670	6,100
Total definite-lived intangible assets	$33,070	$70,100

Weighted Average Amortization Life	(in years)
Client relationships	15	13
Other intangible assets	7	4
Total definite-lived intangible assets	12	12

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in thousands)
Transaction and Integration Costs
Selling, general and administrative expenses	$1,040	$3,065	$3,328	$14,604
Divestitures
The Company routinely evaluates the strategic fit and fundamental performance of its global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, the Company determined that certain capital could be better deployed in other long-term growth opportunities.
Avian Vaccine Services
On December 20, 2022, the Company sold its Avian Vaccine Services business (Avian) to a private investor group for a purchase price of $167.3 million in cash. The Company may also earn up to $30.0 million of contingent payments, which are tied to certain annual results of the Avian business from January 2024 through December 2027. The contingent payments have been fair valued at $10.3 million using a discounted probability weighted model. The Avian business was reported in the Company’s Manufacturing reportable segment. During fiscal year 2022, the Company recorded a gain on the divestiture of Avian of $123.4 million within Other income (expense) on the Company’s condensed consolidated statements of income.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$94,883	$88,174	$282,980	$243,901
Services and products transferred at a point in time	91,965	91,940	313,582	299,165
Total RMS revenue	186,848	180,114	596,562	543,066
DSA
Services and products transferred over time	663,128	618,270	1,987,617	1,749,977
Services and products transferred at a point in time	900	1,193	2,221	5,662
Total DSA revenue	664,028	619,463	1,989,838	1,755,639
Manufacturing
Services and products transferred over time	94,446	89,173	280,992	276,993
Services and products transferred at a point in time	81,301	100,407	248,541	300,519
Total Manufacturing revenue	175,747	189,580	529,533	577,512
Total revenue	$1,026,623	$989,157	$3,115,933	$2,876,217
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
	(in thousands)
Assets from contracts with customers
Client receivables	$591,979	$559,410
Unbilled revenue	228,518	204,258
Total	820,497	763,668
Less: Allowance for credit losses	(21,187)	(11,278)
Trade receivables and contract assets, net	$799,310	$752,390

Liabilities from contracts with customers
Current deferred revenue	$250,485	$264,259
Long-term deferred revenue (included in Other long-term liabilities)	29,391	25,795
Customer contract deposits (included in Other current liabilities)	69,847	91,640
Approximately 90% of unbilled revenue as of December 31, 2022, which was $204 million, was billed during the nine months ended September 30, 2023. Approximately 85% of unbilled revenue as of December 25, 2021, which was $161 million, was billed during the nine months ended September 24, 2022.
Approximately 80% of contract liabilities as of December 31, 2022, which was $290 million, were recognized as revenue during the nine months ended September 30, 2023. Approximately 85% of contract liabilities as of December 25, 2021, which was $240 million, were recognized as revenue during the nine months ended September 24, 2022.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $52 million and $54 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Net provisions of $10.2 million and $4.4 million were recorded to the allowance for credit losses for the nine months ended September 30, 2023 and September 24, 2022, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2023. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of September 30, 2023 was $957.7 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in thousands)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
Lease revenue	$22,254	$15,790	$70,235	$37,558	Service revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT AND GEOGRAPHIC INFORMATION
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in thousands)
RMS
Revenue	$186,848	$180,114	$596,562	$543,066
Operating income	28,326	35,891	117,653	123,299
Depreciation and amortization	13,872	13,128	41,310	35,825
Capital expenditures	9,192	10,743	35,769	33,239
DSA
Revenue	$664,028	$619,463	$1,989,838	$1,755,639
Operating income	146,819	142,143	479,788	375,922
Depreciation and amortization	44,088	43,913	129,662	135,328
Capital expenditures	41,967	43,400	155,477	133,908
Manufacturing
Revenue	$175,747	$189,580	$529,533	$577,512
Operating income	26,275	31,479	52,784	140,350
Depreciation and amortization	20,070	17,005	59,677	53,487
Capital expenditures	14,349	18,137	46,949	65,396
Unallocated Corporate
Operating income (1)	$(49,918)	$(58,537)	$(165,886)	$(152,406)
Depreciation and amortization	840	559	2,961	1,685
Capital expenditures	439	113	2,010	3,166
Consolidated
Revenue	$1,026,623	$989,157	$3,115,933	$2,876,217
Operating income	151,502	150,976	484,339	487,165
Depreciation and amortization	78,870	74,605	233,610	226,325
Capital expenditures	65,947	72,393	240,205	235,709

(1) Operating income for unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
September 30, 2023	$590,316	$264,787	$129,023	$40,233	$2,264	$1,026,623
September 24, 2022	595,265	245,928	101,601	43,803	2,560	989,157

Nine Months Ended:
September 30, 2023	$1,802,532	$805,466	$357,276	$142,910	$7,749	$3,115,933
September 24, 2022	1,688,731	760,599	280,541	138,988	7,358	2,876,217
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVENTORY
Inventories
The composition of inventories is as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Raw materials and supplies	$40,669	$38,892
Work in process	46,544	48,367
Finished products	205,759	168,550
Inventories	$292,972	$255,809
6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Beginning balance	$129,012	$149,640
Capital contributions	12,056	11,815
Distributions	(12,972)	(7,733)
Losses	(14,258)	(20,063)
Foreign currency translation	260	(2,149)
Ending balance	$114,098	$131,510
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Beginning balance	$182,590	$51,712
Purchase of investments	21,489	117,220
Distributions	(7,493)	(1,710)
Gain (loss)	5,012	(5)
Reduction for acquisition of entity	(12,635)	—
Foreign currency translation	(1,214)	(8,636)
Ending balance	$187,749	$158,581
In April 2022, the Company acquired a 49% equity interest in a supplier supporting the DSA reportable segment (the Investee) for $90.0 million up front and an additional future contingent payment of up to $5.0 million based upon the Investee’s future performance. In August 2023, a contingent payment of $2.5 million was made to the Investee, with an additional $2.5 million to be earned based on future performance. The total allocable basis of the investment exceeded the proportional interest in the Investee’s underlying net assets by $86.7 million, which has been allocated primarily to goodwill, intangible assets (client relationships and backlog), and deferred tax liabilities in the amount of $26.2 million, $71.2 million, and $10.7 million respectively. On July 28, 2023, the Company signed an agreement to acquire an additional 41% equity stake in the supplier, which upon closing, will result in ownership of 90%. The preliminary purchase price for the 41% equity is $143 million in cash, subject to customary closing adjustments, with additional contingent payments of up to $55 million based on future performance over a 3-year period. The Company will have the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require the Company to acquire shares of the Investee from the seller. The consummation of the acquisition of the additional 41% equity is subject to regulatory approval and closing conditions being satisfied. Accordingly, the timing of close is uncertain.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$564	$—	$564
Other assets:
Life insurance policies	—	36,672	—	36,672
Interest rate swap	—	3,660	—	3,660
Total assets measured at fair value	$—	$40,896	$—	$40,896
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 30, 2023, there were no transfers between levels.

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
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Beginning balance	$13,431	$37,244
Payments	(15,130)	(11,476)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	1,810	(15,340)
Foreign currency translation	(111)	(1,767)
Ending balance	$—	$8,661
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $43 million, of which the value accrued as of September 30, 2023 is zero as the probability of achieving the maximum target is estimated to be 0%. The volatility and weighted average cost of capital is approximately 40% and 16%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.

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

	September 30, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$448,350	$500,000	$460,450
3.75% Senior Notes due 2029	500,000	427,500	500,000	442,200
4.00% Senior Notes due 2031	500,000	423,100	500,000	432,500
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing	Total
	(in thousands)
December 31, 2022	$497,710	$1,433,601	$918,592	$2,849,903
Acquisitions	—	37,129	—	37,129
Foreign exchange	(893)	(3,518)	1,981	(2,430)
September 30, 2023	$496,817	$1,467,212	$920,573	$2,884,602
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
The increase in goodwill during the nine months ended September 30, 2023 related to the acquisition of SAMDI in the DSA reportable segment.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,515,254	$(679,587)	$835,667	$1,491,926	$(591,417)	$900,509
Technology	139,124	(107,488)	31,636	129,626	(101,655)	27,971
Backlog	15,272	(14,041)	1,231	15,236	(12,512)	2,724
Trademarks and trade names	12,655	(5,183)	7,472	12,617	(4,410)	8,207
Other	37,994	(27,714)	10,280	37,985	(22,121)	15,864
Intangible assets	$1,720,299	$(834,013)	$886,286	$1,687,390	$(732,115)	$955,275

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The decrease in intangible assets, net during the nine months ended September 30, 2023 related primarily to normal amortization over the useful lives, offset by the acquisition of SAMDI.
9. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Revolving facility	$1,003,744	$1,197,586
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	797	1,594
Finance leases	27,995	30,646
Total debt and finance leases	2,532,536	2,729,826
Less:
Current portion of long-term debt	797	1,347
Current portion of finance leases	1,880	2,330
Current portion of long-term debt and finance leases	2,677	3,677
Long-term debt and finance leases	2,529,859	2,726,149
Debt discount and debt issuance costs	(15,642)	(18,618)
Long-term debt, net and finance leases	$2,514,217	$2,707,531
As of September 30, 2023 and December 31, 2022, the weighted average interest rate on the Company’s debt was 4.88% and 4.58%, respectively.
During the three and nine months ended September 24, 2022, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility, which were between $250 million and $400 million each. To limit this foreign currency exposure, the Company entered into foreign exchange forward contracts, which were not designated as hedging instruments. The Company did not have any U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility during the three and nine months ended September 30, 2023.
The gains and losses incurred on these transactions were as follows:

	Three Months Ended	Nine Months Ended
	September 24, 2022	September 24, 2022	Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	(in thousands)
Loss on foreign debt remeasurement	(16,006)	(46,529)	Other expense, net
Gain on foreign exchange forward contract	17,406	49,712	Interest expense
Letters of Credit
As of September 30, 2023 and December 31, 2022, the Company had $21.6 million and $18.6 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in thousands)
Numerator:
Net income	$88,021	$97,612	$291,418	$303,502
Less: Net income attributable to noncontrolling interests	632	1,139	3,878	4,686
Net income attributable to common shareholders	$87,389	$96,473	$287,540	$298,816

Denominator:
Weighted-average shares outstanding - Basic	51,283	50,870	51,199	50,778
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	324	413	294	507
Weighted-average shares outstanding - Diluted	51,607	51,283	51,493	51,285

Anti-dilutive common stock equivalents (1)	588	571	514	568

(1) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
The Company’s Board of Directors has authorized a $1.3 billion stock repurchase program. As of September 30, 2023, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of 0.1 million in the nine months ended September 30, 2023 and nine months ended September 24, 2022, for $24.0 million and $38.5 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Net Unrealized (Loss) Gain on Cash Flow Hedge	Total
	(in thousands)
December 31, 2022	$(217,785)	$(43,114)	$(1,158)	$(262,057)
Other comprehensive income before reclassifications	(15,106)	521	5,183	(9,402)
Net current period other comprehensive income	(15,106)	521	5,183	(9,402)
Income tax expense (benefit)	(4,883)	248	1,242	(3,393)
September 30, 2023	$(228,008)	$(42,841)	$2,783	$(268,066)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three and nine months ended September 30, 2023 and September 24, 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
The Company holds a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of September 30, 2023. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest ($24.7 million as of September 30, 2023). The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited. During the fourth quarter of fiscal 2022, the Company exercised its option to acquire the remaining 8%, which is subject to customary closing conditions. The Company expects the transaction to close prior to the end of fiscal year 2023.
In 2019, the Company acquired an 80% equity interest in a subsidiary that is fully consolidated under the voting interest model, which includes a 20% redeemable noncontrolling interest. In June 2022, the Company purchased an additional 10% interest in the subsidiary for $15.0 million, resulting in a remaining noncontrolling interest of 10%. Beginning in 2024, the Company has the right to purchase, and the noncontrolling interest holders have the right to sell (Put/call option), the remaining 10% equity interest at its appraised value. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest ($15.3 million as of September 30, 2023) or a predetermined floor value. The amount that the Company could be required to pay to purchase the remaining 10% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Beginning balance	$42,427	$53,010
Adjustments to redemption value	—	6,681
Additional purchases	—	(15,000)
Net income	2,250	2,963
Dividends	(2,378)	(3,525)
Foreign currency translation	(2,351)	(4,923)
Ending balance	$39,948	$39,206
11. INCOME TAXES
The Company’s effective tax rates for the three months ended September 30, 2023 and September 24, 2022 were 22.0% and 20.7%, respectively. The increase in the three month effective tax rates is attributable primarily to jurisdictional earnings mix and an increase in net U.S. taxation of foreign operations. The Company’s effective tax rates for the nine months ended September 30, 2023 and September 24, 2022 were 21.8% and 19.7%, respectively. The increase in the nine month effective tax rates from the prior year period was primarily attributable to a decreased tax benefit from stock-based compensation deductions in the nine months ended September 30, 2023.
For the three months ended September 30, 2023, the Company’s unrecognized tax benefits increased by $0.4 million to $26.0 million, primarily due to increases in research and development tax credit reserves. For the three months ended September 30, 2023, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.6 million to $22.4 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $1.1 million as of September 30, 2023. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $4 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	September 30, 2023	December 31, 2022	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$76,675	$88,550	Other current assets
Accrued income taxes	44,873	39,854	Other current liabilities

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
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, and India. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.
12. RESTRUCTURING AND ASSET IMPAIRMENTS
The Company has undertaken restructuring actions impacting the reportable segments at various locations across North America, Europe and Asia. This includes workforce right-sizing actions resulting in severance and transition costs; and costs related to the consolidation of facilities resulting in asset impairment and accelerated depreciation charges.
The following table presents restructuring costs by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in thousands)
RMS	$965	$(110)	$965	$1,017
DSA	13,220	71	13,218	687
Manufacturing	975	1,165	7,162	1,543
Unallocated corporate	—	(23)	—	1,231
Total	$15,160	$1,103	$21,345	$4,478
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	September 30, 2023			September 24, 2022
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$2,160	$11,418	$13,578	$243	$685	$928
Cost of products sold (excluding amortization of intangible assets)	480	174	654	(42)	239	197
Selling, general and administrative	937	(9)	928	(129)	107	(22)
Total restructuring costs	$3,577	$11,583	$15,160	$72	$1,031	$1,103

Nine Months Ended
Cost of services provided (excluding amortization of intangible assets)	$5,088	$11,418	$16,506	$876	$685	$1,561
Cost of products sold (excluding amortization of intangible assets)	534	2,920	3,454	336	239	575
Selling, general and administrative	1,386	(1)	1,385	1,760	582	2,342
Total restructuring costs	$7,008	$14,337	$21,345	$2,972	$1,506	$4,478
As of September 30, 2023 and December 31, 2022, $5.0 million and $1.3 million, respectively, of severance and other personnel related costs liabilities and facilities related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$41,526	$51,772
Cash, cash equivalents and restricted cash is included in the accompanying unaudited balance sheet as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$157,174	$233,912
Restricted cash included in Other current assets	6,586	6,192
Restricted cash included in Other assets	1,856	1,110
Cash, cash equivalents, and restricted cash, end of period	$165,616	$241,214
14. COMMITMENTS AND CONTINGENCIES
Litigation
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented by a document subpoena, primarily related to the sourcing of non-human primates, and the Company is cooperating with the request. The Company is not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action was filed on May 19, 2023 against the Company and three of its current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer) in the United States District Court for the District of Massachusetts. The complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023. The complaint alleges that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff, and the Company intends to file a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
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
U.S. Government Investigations into the Non-Human Primate Supply Chain
On February 16, 2023, we were informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into our conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 we received a grand jury subpoena requesting certain documents related to such investigation. We are aware of a parallel civil investigation being undertaken by the DOJ and USFWS. We are cooperating with the DOJ and the USFWS and believe that the concerns raised with respect to our conduct are without merit. We maintain a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and have operated under the belief that all shipments of non-human primates we received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, we have voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that we and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. We continue to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. On May 16, 2023, we received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting to voluntarily provide information, subsequently augmented with a document subpoena, primarily related to the sourcing of non-human primates, and we are cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided us with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. We cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities. For our assessment of risk factors surrounding the aforementioned matter refer to Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for fiscal year 2022.
Global Economic Environment
In March 2023, the global economy experienced a series of banking crises, which sparked a period of widespread investor concerns regarding the U.S. and international financial systems, particularly access to capital. We do not hold cash deposits or securities at any of the impacted banks. Our banking relationships are assessed as we believe necessary and appropriate and our access to cash and funding is secure and diversified. We believe there are no material impacts to our Company as of September 30, 2023 based on the current situation. We will continue to monitor the global banking markets as they evolve for potential impacts to our operating and financial results such as increased interest rates, commercial financing terms or costs, and liquidity concerns in the broader market or business partners.
We are seeing a more cautious spending environment from biopharmaceutical clients with a decrease in DSA backlog to $2.60 billion as of September 30, 2023 from $3.15 billion as of December 31, 2022, but continue to see stability in our client’s drug development activity as they are moving their promising drug candidates forward. There was a sequential improvement in our DSA net book-to-bill ratio and study cancellation rate during the third quarter of fiscal year 2023. These trends are supported by external indicators, including stable-to-improving biotech funding. The third quarter was the second consecutive quarterly increase in biotech funding on a trailing-twelve-month basis, led by venture capital investments. We will continue to monitor the market trends carefully for potential impacts to our operating and financial results and there are no material impacts to our Company as of September 30, 2023. In response to recent trends observed, we have undertaken restructuring actions within all reportable segments at various locations across North America, Europe and Asia. This includes workforce right-sizing actions, resulting in severance and transition costs; and costs related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation charges. We expect that the effectuated actions would result in approximately $40 million of cost savings on an annualized basis.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Overview of Results of Operations and Liquidity
Revenue for the three months ended September 30, 2023 increased $37.5 million, or 3.8%, to $1,026.6 million compared to $989.2 million in the corresponding period in 2022. The increase in revenue was primarily due to increased volume and pricing within our Safety Assessment business and the effect of changes in foreign currency exchange rates; partially offset by the divestiture of our Avian business when compared to the corresponding three month period in 2022.
Revenue for the nine months ended September 30, 2023 increased $239.7 million, or 8.3%, to $3,115.9 million compared to $2,876.2 million in the corresponding period in 2022. The increase in revenue was primarily due to increased volume and pricing within our Safety Assessment business and our recent acquisition of Explora BioLabs; partially offset by the divestiture of our Avian business and the effect of changes in foreign currency exchange rates when compared to the corresponding nine month period in 2022.
In the three months ended September 30, 2023, our operating income and operating income margin were $151.5 million and 14.8%, respectively, compared with $151.0 million and 15.3%, respectively, in the corresponding period of 2022. In the nine months ended September 30, 2023, our operating income and operating income margin were $484.3 million and 15.5% respectively, compared with $487.2 million and 16.9%, respectively, in the corresponding of 2022. The decrease in operating income margins for the three and nine months ended September 30, 2023 was primarily due to higher operating costs within our Manufacturing segment, restructuring and asset impairment charges principally in our DSA and Manufacturing segments, and the divestiture of the Avian business; partially offset by contributions of higher revenue described above.
Net income attributable to common shareholders decreased to $87.4 million in the three months ended September 30, 2023, from $96.5 million in the corresponding period of 2022. Net income attributable to common shareholders decreased to $287.5 million in the nine months ended September 30, 2023, from $298.8 million in the corresponding period of 2022. The decrease in Net income attributable to common shareholders for the three and nine months ended September 30, 2023 was primarily due to the higher interest expense due to higher interest rates on our variable debt compared to the corresponding period of 2022.
During the nine months ended September 30, 2023, our cash flows from operations was $463.0 million compared with $384.9 million for the same period in 2022. The increase was driven by lower variable compensation payments and timing of inventory purchases; partially offset by timing of our vendor and supplier payments compared to the same period in 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 24, 2022
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change
	(in thousands, except percentages)
Service revenue	$869,759	$812,894	$56,865	7.0%
Product revenue	156,864	176,263	(19,399)	(11.0)%
Total revenue	$1,026,623	$989,157	$37,466	3.8%

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$186,848	$180,114	$6,734	3.7%	0.5%
DSA	664,028	619,463	44,565	7.2%	1.5%
Manufacturing	175,747	189,580	(13,833)	(7.3)%	1.7%
Total revenue	$1,026,623	$989,157	$37,466	3.8%	1.4%
The following table presents operating income by reportable segment:

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$28,326	$35,891	$(7,565)	(21.1)%	1.2%
DSA	146,819	142,143	4,676	3.3%	1.7%
Manufacturing	26,275	31,479	(5,204)	(16.5)%	4.4%
Unallocated corporate	(49,918)	(58,537)	8,619	(14.7)%	0.3%
Total operating income	$151,502	$150,976	$526	0.3%	2.6%
Operating income % of revenue	14.8%	15.3%		(50) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$186,848	$180,114	$6,734	3.7%	0.5%
Cost of revenue (excluding amortization of intangible assets)	126,640	113,207	13,433	11.9%
Selling, general and administrative	26,483	25,549	934	3.7%
Amortization of intangible assets	5,399	5,467	(68)	(1.2)%
Operating income	$28,326	$35,891	$(7,565)	(21.1)%	1.2%
Operating income % of revenue	15.2%	19.9%		(470) bps
RMS revenue increased $6.7 million due primarily to higher research model services revenue, specifically the Insourcing Solutions business, higher small research model sales all geographic regions, and the effect of changes in foreign currency exchange rates; partially offset by lower revenue in the Cell Solutions business and the timing of large research models sales in China.
RMS operating income decreased $7.6 million compared to the corresponding period in 2022. RMS operating income as a percentage of revenue for the three months ended September 30, 2023 was 15.2%, a decrease of (470) bps from 19.9% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue decreased primarily due to

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
higher operating costs associated with our Cell Solutions business, timing of large research model sales in China and the mix of small research models products and services; partially offset by effect of changes in foreign currency exchange rates.
DSA

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$664,028	$619,463	$44,565	7.2%	1.5%
Cost of revenue (excluding amortization of intangible assets)	436,174	400,444	35,730	8.9%
Selling, general and administrative	63,369	56,925	6,444	11.3%
Amortization of intangible assets	17,666	19,951	(2,285)	(11.5)%
Operating income	$146,819	$142,143	$4,676	3.3%	1.7%
Operating income % of revenue	22.1%	22.9%		(80) bps
DSA revenue increased $44.6 million due primarily to service revenue volume and pricing increases within our Safety Assessment business, the acquisition of SAMDI which contributed $2.3 million to service revenue, and the effect of changes in foreign currency rates; partially offset by decreases in our Discovery Services business.
DSA operating income increased $4.7 million during the three months ended September 30, 2023 compared to the corresponding period in 2022 due to contributions from higher revenue. DSA operating income as a percentage of revenue for the three months ended September 30, 2023 was 22.1%, a decrease of (80) bps from 22.9% for the corresponding period in 2022. The decrease was primarily due to asset impairment charges related to a Discovery Services site closure in California; higher legal costs incurred in connection with the investigations by the U.S. government into the non-human primate supply chain; and higher operating and staffing costs associated with our Discovery Services business.
Manufacturing

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$175,747	$189,580	$(13,833)	(7.3)%	1.7%
Cost of revenue (excluding amortization of intangible assets)	101,968	105,282	(3,314)	(3.1)%
Selling, general and administrative	36,338	42,703	(6,365)	(14.9)%
Amortization of intangible assets	11,166	10,116	1,050	10.4%
Operating income	$26,275	$31,479	$(5,204)	(16.5)%	4.4%
Operating income % of revenue	15.0%	16.6%		(160) bps
Manufacturing revenue decreased $13.8 million due primarily to the divestiture of our Avian business, which decreased revenue by $18.6 million, and lower services revenue from our Biologics Testing and Microbial Solutions businesses; partially offset by higher revenue within our CDMO businesses and the effect of changes in foreign currency exchange rates.
Manufacturing operating income decreased $5.2 million during the three months ended September 30, 2023 compared to the corresponding period in 2022. Manufacturing operating income as a percentage of revenue for the three months ended September 30, 2023 was 15.0%, a decrease of 160 bps from 16.6% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue decreased primarily due to the divestiture of the Avian business, and lower operating income within our Biologics Solutions business, including higher operating costs within both the Biologics Testing and CDMO businesses; partially offset by the effect of changes in foreign currency exchange rates.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$49,918	$58,537	$(8,619)	(14.7)%	0.3%
Unallocated corporate % of revenue	4.9%	5.9%		(100) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $8.6 million, or 14.7%, compared to the corresponding period in 2022 is primarily related to timing of variable compensation expenses, digital investments and positive net settlements on our virtual power purchase agreements. Costs as a percentage of revenue for the three months ended September 30, 2023 was 4.9%, a decrease of (100) bps from 5.9% for the corresponding period in 2022.
Other Income (Expense)

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$1,373	$122	$1,251	1,025.4%
Interest expense	(33,742)	(11,375)	(22,367)	196.6%
Other income (expense), net	(6,260)	(16,616)	10,356	(62.3)%
Total other expense, net	$(38,629)	$(27,869)	$(10,760)	38.6%
Interest expense for the three months ended September 30, 2023 was $33.7 million, an increase of $22.4 million, or 196.6%, compared to $11.4 million in the corresponding period in 2022. The increase was due primarily to higher interest rates, and the absence of $17.4 million of gains recognized in connection with a debt-related foreign exchange forward contract in the corresponding period in 2022.
Other expense, net for the three months ended September 30, 2023 was $6.3 million, a decrease of $10.4 million, or 62.3%, compared to Other expense, net of $16.6 million for the corresponding period in 2022. The decrease was due primarily to the absence of $16.0 million of foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency, and net losses incurred on our venture capital investments as compared to net gains incurred during fiscal year 2022.
Income Taxes

	Three Months Ended
	September 30, 2023	September 24, 2022	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$24,852	$25,495	$(643)	(2.5)%
Effective tax rate	22.0%	20.7%		130 bps
Income tax expense for the three months ended September 30, 2023 was $24.9 million, a decrease of $0.6 million compared to $25.5 million for the corresponding period in 2022. Our effective tax rate was 22.0% for the three months ended September 30, 2023 compared to 20.7% for the corresponding period in 2022. The increase was primarily attributable to jurisdictional earnings mix and an increase in net U.S. taxation of foreign operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 24, 2022
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change
	(in thousands, except percentages)
Service revenue	$2,602,016	$2,316,206	$285,810	12.3%
Product revenue	513,917	560,011	(46,094)	(8.2)%
Total revenue	$3,115,933	$2,876,217	$239,716	8.3%

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$596,562	$543,066	$53,496	9.9%	(1.0)%
DSA	1,989,838	1,755,639	234,199	13.3%	(0.1)%
Manufacturing	529,533	577,512	(47,979)	(8.3)%	—%
Total revenue	$3,115,933	$2,876,217	$239,716	8.3%	(0.3)%
The following table presents operating income by reportable segment:

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$117,653	$123,299	$(5,646)	(4.6)%	(2.0)%
DSA	479,788	375,922	103,866	27.6%	2.2%
Manufacturing	52,784	140,350	(87,566)	(62.4)%	0.7%
Unallocated corporate	(165,886)	(152,406)	(13,480)	8.8%	(0.3)%
Total operating income	$484,339	$487,165	$(2,826)	(0.6)%	1.5%
Operating income % of revenue	15.5%	16.9%		(140) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$596,562	$543,066	$53,496	9.9%	(1.0)%
Cost of revenue (excluding amortization of intangible assets)	381,332	330,455	50,877	15.4%
Selling, general and administrative	81,194	74,535	6,659	8.9%
Amortization of intangible assets	16,383	14,777	1,606	10.9%
Operating income	$117,653	$123,299	$(5,646)	(4.6)%	(2.0)%
Operating income % of revenue	19.7%	22.7%		(300) bps
RMS revenue increased $53.5 million due primarily to higher research model services revenue, specifically the Insourcing Solutions business, which included the acquisition of Explora BioLabs contributing $15.6 million and higher small research model product revenue in North America and China; partially offset by timing of large research model sales in China and the effect of changes in foreign currency exchange rates.
RMS operating income decreased $5.6 million compared to the corresponding period in 2022. RMS operating income as a percentage of revenue for the nine months ended September 30, 2023 was 19.7%, a decrease of 300 bps from 22.7% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue decreased due to higher amortization, operating, and staffing costs due to the acquisition of Explora BioLabs; lower revenue in our Cell Solutions business; timing of large research model sales in China; mix of small research models products and services; and the effect of changes in foreign currency exchange rates.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$1,989,838	$1,755,639	$234,199	13.3%	(0.1)%
Cost of revenue (excluding amortization of intangible assets)	1,268,248	1,164,810	103,438	8.9%
Selling, general and administrative	189,076	151,925	37,151	24.5%
Amortization of intangible assets	52,726	62,982	(10,256)	(16.3)%
Operating income	$479,788	$375,922	$103,866	27.6%	2.2%
Operating income % of revenue	24.1%	21.4%		270 bps
DSA revenue increased $234.2 million due primarily to service revenue which increased in the Safety Assessment business due to increased demand, principally biopharmaceutical clients, pricing of services, and the acquisition of SAMDI contributing $5.1 million to service revenue; partially offset by decreases in our Discovery Services business and the effect of changes in foreign currency exchange rates.
DSA operating income increased $103.9 million compared to the corresponding period in 2022. DSA operating income as a percentage of revenue for the nine months ended September 30, 2023 was 24.1%, an increase of 270 bps from 21.4% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above and lower amortization of intangible assets; partially offset by higher legal costs incurred in connection with investigations by the U.S government into the non-human primate supply chain, asset impairment charges related to a Discovery Services site closure; and the absence of certain favorable acquisition-related adjustments to contingent consideration arrangements incurred during 2022, which are recorded in selling, general and administrative costs.
Manufacturing

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$529,533	$577,512	$(47,979)	(8.3)%	—%
Cost of revenue (excluding amortization of intangible assets)	327,882	317,184	10,698	3.4%
Selling, general and administrative	114,556	86,590	27,966	32.3%
Amortization of intangible assets	34,311	33,388	923	2.8%
Operating income	$52,784	$140,350	$(87,566)	(62.4)%	0.7%
Operating income % of revenue	10.0%	24.3%		(1,430) bps
Manufacturing revenue decreased $48.0 million due primarily to the divestiture of our Avian business, which decreased revenue by $57.6 million and lower services revenue from our Biologics Testing business; partially offset by increased revenue in our CDMO and Microbial Solutions businesses.
Manufacturing operating income decreased $87.6 million compared to the corresponding period in 2022. Manufacturing operating income as a percentage of revenue for the nine months ended September 30, 2023 was 10.0%, a decrease of 1,430 bps from 24.3% for the corresponding period in 2022. Operating income and operating income as a percentage of revenue decreased primarily due to the divestiture of our Avian business and lower operating income within our Biologics Solutions business which included higher operating costs in both our Biologics Testing and CDMO businesses, an asset impairment charge, and the absence of a $19 million impact of a favorable ruling from tax authorities on certain indirect tax positions recorded within selling, general and administrative expense in the corresponding period in 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$165,886	$152,406	$13,480	8.8%	(0.3)%
Unallocated corporate % of revenue	5.3%	5.3%		0 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $13.5 million, or 8.8%, compared to the corresponding period in 2022 is primarily related to timing of variable compensation expenses and digital investments. Costs as a percentage of revenue for the nine months ended September 30, 2023 and for the nine months ended September 24, 2022 were 5.3%.
Other Income (Expense)

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$3,605	$437	$3,168	724.9%
Interest expense	(103,166)	(24,512)	(78,654)	320.9%
Other income (expense), net	(12,200)	(85,024)	72,824	(85.7)%
Total other expense, net	$(111,761)	$(109,099)	$(2,662)	2.4%
Interest expense for the nine months ended September 30, 2023 was $103.2 million, an increase of $78.7 million, or 320.9%, compared to $24.5 million in the corresponding period in 2022. The increase was due primarily to higher interest rates, and the absence of $49.7 million of gains recognized in connection with a debt-related foreign exchange forward contract in the corresponding period in 2022.
Other expense, net for the nine months ended September 30, 2023 was $12.2 million, a decrease of $72.8 million, or 85.7%, compared to Other expense, net of $85.0 million for the corresponding period in 2022. The decrease was due primarily to the absence of $46.5 million of foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency, and lower net losses incurred on our venture capital and strategic equity investments as compared to fiscal year 2022.
Income Taxes

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$81,160	$74,564	$6,596	8.8%
Effective tax rate	21.8%	19.7%		210 bps
Income tax expense for the nine months ended September 30, 2023 was $81.2 million, an increase of $6.6 million compared to $74.6 million for the corresponding period in 2022. Our effective tax rate was 21.8% for the nine months ended September 30, 2023 compared to 19.7% for the corresponding period in 2022. The increase in our effective tax rate in the nine months ended September 30, 2023 compared to the corresponding period in 2022 was primarily attributable to a decreased tax benefit from stock-based compensation deductions in the nine months ended September 30, 2023.

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
The following table presents our cash, cash equivalents and short-term investments:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$4,716	$15,813
Held in non-U.S. entities	152,458	218,099
Total cash and cash equivalents	157,174	233,912
Short-term investments:
Held in non-U.S. entities	944	998
Total cash, cash equivalents and short-term investments	$158,118	$234,910
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Net income	$291,418	$303,502
Adjustments to reconcile net income to net cash provided by operating activities	312,306	290,826
Changes in assets and liabilities	(140,769)	(209,445)
Net cash provided by operating activities	$462,955	$384,883
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 30, 2023, compared to the nine months ended September 24, 2022, the increase in net cash provided by operating activities was driven by lower variable compensation payments and timing of inventory purchases; partially offset by timing of our vendor and supplier payments compared to the same period in 2022.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$(50,166)	$(283,392)
Capital expenditures	(240,205)	(235,709)
Investments, net	(32,369)	(126,259)
Other, net	(2,044)	(6,945)
Net cash used in investing activities	$(324,784)	$(652,305)
For the nine months ended September 30, 2023, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business, the acquisition of SAMDI, and investments in certain venture capital and strategic equity investments. For the nine months ended September 24, 2022, the primary use of cash used in investing activities related to the acquisition of Explora BioLabs, capital expenditures to support the growth of the business and investments in certain venture capital and strategic equity investments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our net cash used in financing activities:

	Nine Months Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$333,034	$2,798,665
Proceeds from exercises of stock options	19,658	17,710
Payments on long-term debt, revolving credit facility, and finance lease obligations	(530,909)	(2,524,387)
Purchase of treasury stock	(24,016)	(38,492)
Purchases of additional equity interests, net	—	(30,533)
Payment of contingent considerations	(2,711)	(10,356)
Other, net	(4,145)	(6,048)
Net cash (used in) provided by financing activities	$(209,089)	$206,559
For the nine months ended September 30, 2023, net cash used in financing activities was primarily driven by net payments of $195 million on our Credit Facility throughout the nine months ended September 30, 2023.
Net cash used in financing activities also reflected treasury stock purchases of $24.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, and $2.7 million of contingent consideration payments; partially offset by proceeds from exercises of employee stock options of $19.7 million.
For the nine months ended September 24, 2022, net cash provided by financing activities reflected the net proceeds of $274.3 million on our Credit Facility, and finance lease obligations. Included in the net proceeds are the following amounts:
•Borrowings under our Credit Facility of $300 million, which were used primarily for the acquisition of Explora BioLabs;
•Net borrowings of $153 million made to our Credit Facility throughout the nine months ended September 24, 2022;
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
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Revolving facility	$1,003,744	$1,197,586
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,503,744	$2,697,586
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Our off-balance sheet commitments related to our outstanding letters of credit as of September 30, 2023 and December 31, 2022 were $21.6 million and $18.6 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the nine months ended September 30, 2023, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the British Pound, Euro, Chinese Yuan, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 30, 2023, our revenue would have decreased by $93.9 million, and our operating income would have decreased by $2.4 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the three months ended September 24, 2022, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 9, “Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information regarding these types of forward contracts.
Repurchases of Common Stock
During the nine months ended September 30, 2023, we did not repurchase any shares under our authorized stock repurchase program. As of September 30, 2023, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 30, 2023, we acquired 0.1 million shares for $24.0 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2022. There have been no changes in the Company’s critical accounting policies during the nine months ended September 30, 2023.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 30, 2023 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 30, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $20 million. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena, primarily related to the sourcing of non-human primates, and the Company is cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action was filed on May 19, 2023 against the Company and three of its current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer) in the United States District Court for the District of Massachusetts. The complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023. The complaint alleges that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff, and the Company intends to file a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 2, 2023 to July 29, 2023	114	$210.05	—	$129,105
July 30, 2023 to August 26, 2023	15	209.54	—	129,105
August 27, 2023 to September 30, 2023	31	206.82	—	129,105
Total	160		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended September 30, 2023, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of September 30, 2023, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K., except as follows:
•On August 11, 2023, George Massaro, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 332 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is May 15, 2024.
•On August 16, 2023, Victoria Creamer, our Corporate Executive Vice President and Chief People Officer, adopted a Rule 10b5-1 trading agreement for the sale of up to 5,526 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is February 22, 2024.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 8, 2023	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 8, 2023	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer