Form 10-K
period 2023-12-30
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2024-02-14
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 30, 2023

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
Securities registered pursuant to Section 12(g) of the Act: Yes ☐ No ☒
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.        Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 30, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $10,686,736,278. As of January 27, 2024, there were 51,349,770 shares of the registrant’s common stock outstanding, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders currently scheduled to be held on May 8, 2024, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2024 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR 2023

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART I
Item 1. Business
General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions, which are predictions of, indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates and our ability to diversify our non-human primate supply chain; the outcome of (1) the U.S. government investigations and inquiries related to the non-human primate supply chain (including shipments of non-human primates from Cambodia received by the Company), (2) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, and (3) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we source are purpose-bred; changes and uncertainties in the global economy and financial markets, including any changes in business, political, or economic conditions due to the November 16, 2022 announcement by the U.S. Department of Justice through the U.S. Attorney’s Office for the Southern District of Florida that a Cambodian non-human primate supplier and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements, particularly with respect to our CDMO business); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and cost structure alignment efforts (including as estimated on an annualized basis); our expectations with respect to study cancellation rates and the impact of such cancellations; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Corporate History
We began operating in 1947 and, since then, have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994 and we completed our initial public offering in 2000. Our stock is traded on the New York Stock Exchange under the symbol “CRL” and is included in the Standard & Poor’s 500 and Composite 1500 indices, the New York Stock Exchange (NYSE) Arca Biotechnology Index, the NYSE Composite and many of the Russell indices, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA, 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us,” “the Company” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.
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
Overview
We are a leading, non-clinical global drug development partner with a mission to create healthier lives. We have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that supports our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more efficient and flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
The development of new drugs requires a steadily increasing investment of time and money. Various studies and reports estimate that it takes between 10 to 15 years, up to $2.5 billion excluding time costs and exploration of between 10,000 and 15,000 drug molecules to produce a single Food and Drug Administration (FDA)-approved drug.
Discovery represents the earliest stages of research in the life sciences, directed at the identification, screening, and selection of a lead molecule for future drug development. Discovery activities typically extend anywhere from 4 to 7 years in conventional pharmaceutical research and development (R&D) timelines.
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
We currently operate in 155 sites and in over 20 countries worldwide (excluding certain Insourcing Solutions sites). Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to overcome many of the challenges of non-clinical life sciences research. In 2023, our total revenue was $4.1 billion.
We have three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Solutions (Manufacturing).
Through our RMS segment, we have provided foundational tools for the discovery of new molecules by supplying research models to the drug development industry since 1947. We continue to maintain our position as a global leader in the production

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
and sale of the most widely used research models, including over 140 different stocks and strains of purpose-bred rodents. We also provide a variety of related services that are designed to support our clients in the use of research models in drug discovery and development. We maintain multiple production centers, including barrier rooms and isolator facilities, on three continents (North America, Europe, and Asia). We are also a premier provider of high quality, purpose bred, large research models to the biomedical research community. Our RMS segment also includes our Insourcing Solutions business, which includes our CRADL™ (Charles River Accelerator and Development Lab) footprint. In 2023, RMS accounted for 19.2% of our total revenue and approximately 4,300 of our employees, including approximately 200 science professionals with advanced degrees.
Our DSA segment provides services that enable our clients to outsource their innovative drug discovery research, their related nonclinical and some clinical drug development activities, and regulatory-required safety testing of potential new drugs, vaccines, industrial and agricultural chemicals, consumer products, veterinary medicines and medical devices. The demand for these services is driven by the needs of large global pharmaceutical companies that continue to transition to an outsourced drug development model, in addition to mid-size and emerging biotechnology companies, industrial and agrochemical companies and non-governmental organizations that rely on outsourcing. These entities may choose to outsource their discovery, development and safety activities to reduce fixed costs and to gain access to additional scientific expertise and capabilities.
We are the largest provider of outsourced drug discovery, non-clinical development and regulated safety testing services worldwide. We have extensive expertise in the discovery of nonclinical candidates and in the design, execution and reporting of safety assessment studies for numerous types of compounds including cell and gene therapies, small and large molecule pharmaceuticals, industrial and agricultural chemicals, vaccines, consumer products, veterinary medicines, biocides and medical devices. We currently provide discovery and safety assessment services at multiple facilities located in the United States (U.S.), Canada, and Europe. In 2023, our DSA segment represented 63.3% of our total revenue and employed approximately 13,400 of our employees including approximately 1,800 science professionals with advanced degrees.
Within our Manufacturing segment, we work with our clients and the biopharmaceutical industry to ensure the quality and safe production and release of commercial therapies and products manufactured both by our clients and internally for our clients. Our Manufacturing Segment is comprised of two businesses: Microbial Solutions and Biologics Solutions. Our Microbial Solutions products and services businesses provide in vitro methods for conventional and rapid quality control testing of sterile and non-sterile pharmaceuticals and consumer products. Biologics Solutions is comprised of both our Biologics Testing Solutions business, which provides specialized testing of biologics frequently outsourced by global pharmaceutical and biotechnology companies, and our CDMO business, which provides comprehensive contract development and manufacturing solutions for cell and gene therapies. In 2023, Manufacturing accounted for 17.4% of our total revenue from continuing operations and approximately 3,000 of our employees, including approximately 400 science professionals with advanced degrees.
Research Models and Services. Our RMS segment is comprised of three businesses that provide foundational tools that enable our clients to discover new molecules: Research Models, Research Model Services and Cell Solutions.
Research Models. Our Research Models business is principally comprised of the production and sale of the most widely used small research models, primarily rodents. A significant portion of our Research Models business involves the commercial production and sale of small research models, principally purpose-bred rats and mice for use by researchers. The FDA and foreign regulatory agencies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
We provide our research models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies, contract research organizations and many government agencies, hospitals, and academic institutions. We have a global footprint with production facilities strategically located in 7 countries, in close proximity to major biohubs and client concentrations. Our research models include commonly used laboratory strains, disease models and specialized strains with compromised immune systems, which are in demand as early-stage tools in the drug research and development process.
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
Our small research models include inbred, outbred, and hybrid strains, as well as mutant strains and genetically engineered models with biological features, which enable research aims. Certain of our research models are proprietary rodent models used to research treatments in several therapeutic areas. We are also a premier provider of high quality, purpose bred, large research models to the biomedical research community. While we provide some non-human primates directly to customers who utilize

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
them primarily for safety testing of new therapies, most of the non-human primates associated with our business are utilized in connection with our customers’ studies conducted by our Safety Assessment business. In both cases - non-human primates we provide directly to customers and non-human primates which are utilized in our Safety Assessment business – these large research models are sourced from Charles River audited and approved suppliers, some of which we have an ownership and/or operational involvement. See Note 2, “Acquisitions and Divestitures”, included in the notes to our consolidated financial statements included elsewhere in this Form 10-K for a description of the recent acquisition of Noveprim Group.
Research Model Services. RMS offers a variety of flexible solutions designed to support our clients' use of research models in basic research and screening pre-clinical drug candidates. These services address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. Our services include those related to the maintenance and monitoring of research models, and managing research operations for government entities, academic organizations, and commercial clients. Our expanded service offering provides greater flexibility for our clients’ research and supports increased scientific complexity. We currently have three service offerings in research models services: Insourcing Solutions, Genetically Engineered Models and Services (GEMS), and Research Animal Diagnostic Services (RADS).
Insourcing Solutions. We manage the research operations of government entities, academic organizations and commercial clients (including recruitment, training, staffing and management services) both within our clients’ facilities and utilizing our Charles River Accelerator and Development Lab (CRADL™) offerings, where we provide vivarium space to our clients. Some research institutions prefer to retain certain elements of their research in-house, while outsourcing staffing and management, thus driving demand for our services. We believe that our expertise in early-stage drug research, and in particular research model care, scientific and technical support, facility operations, and discovery and development services, enhances the productivity and quality of our clients’ research programs.
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
Cell Solutions. Our Cell Solutions business provides consenting human donor-derived cellular materials used in the development and production of cell therapies. The business supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow. Our Cell Solutions business supports biotechnology and pharmaceutical companies, academic institutions and other research organizations who rely on high-quality, viable and functional human primary cells and blood components for biomedical and drug discovery research and cell therapy development, including clinical trials.
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
Discovery Services. Our Discovery Services business operates as a single source of services for discovering and characterizing novel drug candidates for preclinical development. We offer a full spectrum of discovery services from identification and validation of novel targets, chemical compounds and antibodies with actual or potential intellectual property value through to delivery of preclinical drug and therapeutic candidates ready for safety assessment. Our Discovery Services business includes services to streamline and enhance drug discovery programs for our clients, including expertise and capabilities in all stages of Discovery and all major modalities including small molecules, antibodies and cell and gene therapies. This seamless discovery organization, along with its broad capabilities allows us to better engage with clients at any stage of their drug discovery programs and support their complex scientific needs. Our Discovery Services business focuses on all of the major therapeutic areas, with a strategic focus on oncology, immunology and neuroscience. We believe there are growing opportunities to assist

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
our clients in a variety of drug discovery applications and platforms from target discovery to candidate selection and across the full range of modalities.
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
•hit identification and optimization to deliver candidate molecules across modalities, including computer-aided drug design;
•early nonclinical pharmacokinetic and pharmacodynamic studies, transporter-mediated drug-drug interaction, and in vitro and in vivo assays to assess mechanism, bioavailability and metabolism as required for regulatory approval of new drugs;
•In vivo Discovery Services, which are essential in early stage, non-clinical discovery research, and are directed at the identification, screening, optimization and selection of effective therapeutics agents in pharmacology models. These in vivo activities typically extend anywhere from 1 to 2 years in conventional pharmaceutical R&D timelines; and
•target engagement biomarker development to support non-clinical and potentially downstream clinical studies.
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
Safety Assessment. We offer a full range of safety assessment studies required for regulatory submission on a global basis across all therapeutic areas in the pharmaceutical, biotechnology, industrial chemical, agrochemicals, consumer products, veterinary medicines and medical devices industries. Our safety assessment business also provides expertise in a variety of therapeutic areas and modalities. Our Safety Assessment business is a global leader in both non-regulated and regulated (GLP) outsourced safety assessment services.
Toxicology. We provide a broad specialty toxicology offering from inhalation and infusion to developmental and reproductive toxicology. Our services include a broad offering of in vitro and in vivo capabilities and study types designed to identify possible safety risks as well as a broad offering of in vitro and in vivo studies in support of general toxicology (acute, sub-acute and chronic studies), genetic toxicology, safety pharmacology, off-target screening, receptor identification profiling, reproductive and developmental toxicology, juvenile toxicology, and carcinogenicity bioassays that are required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies for potential human therapeutics. Additionally, we support safety studies in numerous specialty areas including abuse and seizure liability, ecotoxicology, environmental risk, musculoskeletal toxicology, neurotoxicology, ocular toxicology, ototoxicology, and phototoxicology. We have expertise in the design and execution of development programs in support of a broad diversity of therapeutic modalities in numerous laboratory species and test systems. We also support safety studies to test industrial chemical, agrochemicals, consumer products, veterinary medicines and medical devices. For human pharmaceutical candidates, once a lead candidate is selected, toxicology studies are required to support clinical trials in humans and for regulatory approval. These toxicology studies focus on assessing the safety of the potential therapeutic to determine if administration to humans might cause any unintended harmful effects. For new chemicals, industrial chemicals, agrochemicals, veterinary medicines, consumer products and medical devices, safety studies are performed to identify potential hazards to humans and the environment and are required for regulatory registration. Toxicology studies performed for any of these compounds are typically performed using in vitro and in vivo research models to identify any potential adverse effects that a compound has on an organism over a variety of doses and over various time periods of exposure.
Pathology Services. The ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety and efficacy of potential new therapeutics, industrial and agricultural chemicals, veterinary medicines, and medical

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
devices. Key “go/no-go” decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of fluid, tissue and cellular changes that our experts identify and interpret for our clients. We employ many highly trained veterinary anatomic and clinical pathologists and other scientists who use state-of-the-art techniques to identify potential test item-related changes. In addition to all standard anatomic and clinical pathology techniques, we provide specialized evaluations such as cytology, platelet function, assay development, immunohistochemistry, in situ hybridization, electron microscopy, image analysis, tissue morphometry and spatial analysis services.
Safety Pharmacology. Our clients are also required to conduct an assessment of safety pharmacology. This suite of studies is used to determine any effects on the vital organ systems of the body - cardiovascular, respiratory and central nervous system (CNS). Along with heart rate and blood pressure measurements, the cardiovascular assessment will also assess if the test article has the potential to alter cardiac ion channel currents and prolong the cardiac QT interval of the electrocardiogram. Additionally, effects on the CNS and respiratory systems are assessed to complete the battery of studies to evaluate the vital organ systems of the body. Supplemental studies can also be performed to assess the renal, gastrointestinal and autonomic nervous systems, as well as dependency potential. We have in vitro, ex vivo (use of cells, tissues or organs outside of an in vivo system) and in vivo assays and perform the screening prior to the initiation of first-in-human clinical trials. Our capabilities can also be used to investigate the mode of action behind an adverse effect found in a safety assessment study.
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
Our Safety Assessment facilities comply with animal welfare requirements and GLP to the extent required by the FDA, Environmental Protection Agency, United States Department of Agriculture (USDA), European Medicines Agency, European Chemicals Agency and the Organization for Economic Co-operation and Development (OECD), Canadian Council on Animal Care (CCAC) as well as other international regulatory agencies. Furthermore, our early-stage discovery work, which is not subject to GLP regulations, is typically carried out under a quality management system. Our Safety Assessment facilities and Manufacturing facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, our clients’ quality assurance departments and our own internal quality audit program.
Manufacturing Solutions
Our Manufacturing Solutions segment is comprised of two businesses: Microbial Solutions and Biologics Solutions.
Microbial Solutions. Our Microbial Solutions business operates as a rapid, efficient testing platform for microbial detection and identification of sterile and non-sterile applications. Microbial Solutions is a premier global provider of in vitro methods for conventional and rapid quality control testing, including FDA-mandated lot release testing for sterile biopharmaceutical products. The products and services are provided by our Endosafe®, Celsis® and Accugenix® businesses, which produce, globally distribute and service a comprehensive portfolio of endotoxin testing, microbial detection and identification kits, reagents, instruments, software, accessories, and laboratory services to a broad range of companies manufacturing and releasing products from the pharmaceutical, biotechnology, medical devices and consumer products companies. Our Endosafe® business provides lot release testing of medical devices and injectable drugs for endotoxin contamination. Our Celsis® business provides rapid microbial detection systems for lot release testing as well as raw materials and in-process for quality control testing in the pharmaceutical, medical device and consumer products industries. Our Accugenix® business provides state-of-the-art microbial identification services and products for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries. We expect our comprehensive portfolio of offerings and global network of laboratories to drive increased adoption of our quality control testing solutions across both sterile and non-sterile applications.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
extraction of the raw materials for LAL does not harm the crabs, which are subsequently returned to their natural ocean environment. We have worked closely with regulatory agencies in states where we collect to limit our impact on the horseshoe crab population.
One of the primary growth drivers in our Microbial Solutions business is our FDA-approved line of next-generation endotoxin testing products. This line is based on the Endosafe Portable Testing System (Endosafe® -PTS™) technology, which allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi-cartridge system) and the first fully automated robotic system developed specifically for high-volume endotoxin testing, Endosafe®-Nexus, to satisfy the demand of our clients who require higher sample throughput. We have seen expanded use of this rapid endotoxin testing technology as clients transition from traditional methods to our rapid cartridge technology and are seeking to meet data integrity requirements with our automated systems and software solutions. We recently launched Endosafe® Trillium®, our new animal-free recombinant test for endotoxin detection. Endosafe® Trillium® utilizes three biological proteins, which we believe provides superior accuracy and testing outcomes to competitors’ single-protein recombinant alternatives, as well as equivalence to LAL-based testing method. Endosafe® Trillium® represents a next-generation solution to our industry-leading Endosafe® bacterial endotoxin detection portfolio.
Celsis®. The Celsis® reagents and instrument systems are used for in-process and product-release testing to help ensure the safe and efficient manufacture of pharmaceutical and consumer products. Celsis® products utilize adenosine triphosphate bioluminescence technology for the rapid detection of microbial contamination delivering definitive results for some applications as fast as 24 hours. The product range includes reagent kits, instruments, software and services. The Celsis Advance II™, Celsis Accel™, and Celsis Adapt™ instruments and software automate the process for rapid microbial detection. We maintain a suite of products focused on sterility testing. Sterility testing is required prior to the release of sterile injectable products. The legacy method required a 14-day sample incubation period and was subjective. Using the Celsis® protocol and instrumentation, clients can detect contamination within 6 days and make definitive product release decisions. We also offer Celsis Complete™ and Celsis Advantage™ services. The Celsis Complete™ services supply both the documentation and testing required as part of a client sterility technology method validation process. This assists clients to complete their validation process very quickly without utilizing their own personnel resources. The Celsis Advantage product supplies the required documentation needed for the clients to conduct their own internal validation. The Celsis Adapt™ is an accessory instrument for the Celsis® rapid detection systems, which is used to prepare and concentrate samples and provide a rapid testing solution for advanced therapy medicinal products, cell therapies, gene therapies, and other cell-containing products.
Accugenix®. Our Accugenix® global lab network is the premier provider of ISO17025-accredited contract microbial identification services. Accugenix® is an industry leader in species-level identification and strain typing of bacteria and fungi that are recovered from manufacturing facilities. Utilizing state-of-the-art and proprietary technologies, coupled with scientific expertise and analysis from a network of ten global labs, Accugenix® excels in providing accurate, timely, and cost-effective microbial identification services and products required to meet internal quality standards and government regulations. Accugenix® also offers an in- house solution with our Axcess® instrument that allows clients to perform identification testing in their own lab with access to our proprietary library.
Biologics Solutions. Our Biologics Solutions (Biologics) business is comprised of our Biologics Testing Services business and CDMO business. Biologics provides clients with analytical testing and related capabilities to support the safe manufacture of their biologic drugs, as well as a suite of manufacturing services to produce our clients’ advanced therapeutics.
Our current Good Manufacturing Practices (cGMP) testing services facilities also grow and store well-characterized early-stage client cell lines and virus seed stocks for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We further design and provide viral clearance programs according to GLP at our German facility and cGMP at our U.S. facility for Phase I, II and III human clinical studies as well as for market authorization.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
To meet growing demand, we continue to expand our Biologics Testing Solutions service offerings and facilities in the U.S. and Europe. We have also commissioned a biosafety level 3 (BSL3) facility to provide in vivo and in vitro testing services for BSL3 materials, such as SARS-CoV2.
CDMO Services
Our CDMO business operates in the three major areas of the high-growth advanced therapy CDMO market: cell therapy, viral vector, and plasmid DNA production. Our CDMO services include expertise in gene-modified and unmodified cell therapy manufacturing coupled with capabilities in viral vector manufacturing, as well as plasma DNA. Our CDMO services establish us as a premier scientific partner for cell and gene therapy development, testing, and manufacturing. The full integrated advanced therapeutics portfolio enables us to provide clients with an integrated solution from basic research and discovery through cGMP production; driving efficiency and accelerating clients’ speed-to-market by integrating preclinical CRO activities with manufacturing and testing. This provides our clients with a seamless experience across the value chain with the same advanced therapeutics scientific partner. Our cGMP CDMO facilities have the capability to manufacture and store raw materials, drug substance, and drug product, which are suitable for use in clinical trials as well as for commercial manufacturing.
Our Strategy
Our objective is to be the scientific partner of choice to accelerate biomedical research and therapeutic innovation. Our strategy is to deliver a comprehensive and integrated portfolio of drug discovery and non-clinical development products, services and solutions to support our clients’ discovery and early-stage drug research, process development, scale up, manufacturing and product release efforts, and enable them to bring new and improved therapies to market faster and more cost effectively.
We believe we have certain competitive advantages in executing this strategy because of our continuing focus on the following:
Integrated Early-Stage Portfolio. Our large, global portfolio of products, services and solutions focuses on drug discovery and early-stage development. We provide research models and associated services, discovery research studies and services and comprehensive safety assessment studies in both regulated and non-regulated environments. As such, we can collaborate with clients from target discovery through development candidate selection. When critical decisions are made regarding which therapeutics will progress from discovery to development, we continue to work alongside our clients as the drug candidates move downstream. Our recognized expertise in early-stage drug research and pharmacology provides us with a competitive advantage and enables our clients to make critical drug development decisions more quickly. We understand our clients’ therapies and the challenges they face during the discovery and development process, including mechanism of action, efficacy, drug metabolism, safety assessment and toxicological testing, which are all critical for making “go/no-go” decisions.
Comprehensive Biopharmaceutical Manufacturing Portfolio. We also offer a portfolio of products, services and solutions that supports the process development, scale up, quality control and production efforts of the biopharmaceutical industry. We provide products and services that support the development and release of clinical stage and commercialized biologics products, including CDMO services to manufacture advanced therapeutics for our clients. In particular, we are an industry leader in the areas of microbial detection and microbial identification to support process development and ongoing commercial production. Our portfolio spans a broad range of traditional and rapid methods, which provide the highest testing quality, enhanced productivity and reduced cycle time.
Deep Scientific Expertise. We provide a breadth and depth of scientific expertise across a broad range of therapeutic areas which may be too costly for our clients to build and/or maintain in-house. We provide essential capabilities, including medicinal chemistry, antibody engineering, in vitro biology, in vivo pharmacology, pathology, advanced modalities manufacturing, analytical testing for early and late stage products, immunology, biomarker assessment, biologics process development testing, microbial detection and identification and other specialty service areas that have high infrastructure costs or are cost-prohibitive for clients to maintain independently. We continue to expand our portfolio in key therapeutic and pharmacology areas to align with our clients’ internal drug discovery and development areas of focus. We also continue to enhance our small molecule, biologics, and advanced modalities portfolios in areas of greatest industry need, where outsourcing provides major benefits for our clients and where we could provide significant benefits given our unique early-stage development portfolio and global footprint.
Commitment to Animal Welfare. We are committed to being the worldwide leader in the humane care of research animals and implementation of the “4Rs” initiative (Replacement, Reduction, Refinement, and Responsibility). As researchers, we are responsible to our clients, our animals and the public for the health and well-being of the animals in our care. We work closely with the scientific community to understand how living conditions, handling procedures and reduction of stress play an important role in the quality and efficiency of research. We are committed to working with the industry to support development and to provide the best translational models to supplement or replace traditional models. These include in vitro models as well as in silico predictive tools. In the last 4 years, we have

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
invested approximately $200 million in alternative methodologies, including technologies and digital platforms that reduce/modify animal use via strategic acquisitions, partnerships, and internal investments.
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
Flexible and Customized Environment to Provide the Right Solutions. Each of our clients is different, with unique needs and specific requirements. We understand the importance of flexibility, and leverage the expertise embedded in our integrated, non-clinical portfolio to provide customized solutions tailored to the specific need or therapeutic area for a particular client. By utilizing our streamlined and efficient facilities, we help clients create a flexible and integrated infrastructure in order to improve their workload and staffing requirements. This allows our clients to optimize internal capacity and/or staff while ensuring the conduct of effective quality research for their projects. We provide enhanced value to clients who use us as a full-service integrated partner over a longer period of time.
Large, Global Partner. We believe there is an important advantage in being a full service, high-quality provider of research models and associated services, discovery and non-clinical in vivo and in vitro services and manufacturing solutions on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work. They frequently choose to partner with large companies similar to Charles River, that can offer clients support across the non-clinical drug research process as a result of broader portfolios and experience in project management. This includes extensive scientific, technical and therapeutic area expertise, real-time access to data, documentation and data visualization through secure portals, provision of data in sponsor-specific formats for data warehousing needs, accelerated reporting, reduced standard reporting timelines and industry-leading Standard Exchange of Non-Clinical Data (SEND) capabilities, a global footprint, streamlined and simplified processes and communications, including professional project and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred provider, thereby enabling us to build broader and deeper long-term strategic relationships with our clients.
Digital Enhancements. We believe the healthcare industry is at a unique inflection point post COVID, where vaccines and treatments were developed in record time, and there is increasing focus on personalized medicine and rare diseases. As the industry evolves, technology is playing an essential role. This technological revolution is not only helping streamline processes and operations, but the effects of this digitization directly impact patients. We are committed in our efforts to reduce the timeline to develop, safe and innovative new treatments for patients who desperately need them. To progress this forward, we strive to understand the true challenges that can slow drug research and development and re-imagine the way we work and collaborate to create digitally native solutions that improve efficiency, accelerate processes and enable automated, data driven outcomes. Our commitment to understanding the problem before finding a solution has enabled us to keep clients—and ultimately patients—at the center of the way we look at problems. By using client-centric design thinking, agile-based test and learn processes in short iterative cycles, and automating existing processes, we optimize client experiences and bring holistic solutions to pressing concerns.
Our clients’ R&D needs continue to evolve. These clients are increasingly emphasizing studies that have greater translation to the clinic so that they can make appropriate decisions regarding the progression of potential therapeutic entities earlier in the development process. The result is a focus on discovery services, including in vitro models and in vivo pharmacology studies consisting of efficacy and non-GLP DMPK (drug metabolism and pharmacokinetics) studies. Second, these clients are choosing to outsource additional discovery and safety assessment services to increase the efficiency and effectiveness of their drug selection processes.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
The evolving biopharmaceutical R&D business model, coupled with solid long-term biopharmaceutical industry fundamentals and a historically sustained funding environment, have also led to the continued creation of new biotechnology companies focused on developing innovative new therapies. The biopharmaceutical industry also continues to evolve and become more sophisticated, with research yielding new types of treatments with increasing complexity, and more targeted and individualized therapies. We believe that our portfolio provides flexible solutions and scientific expertise that meet the customized needs for virtual and small biotechnology companies, which have limited or no infrastructure. These clients also value our ability to provide a broad range of services where we work hand in hand with our clients to design, plan and manage integrated projects and programs. This includes classically outsourced services, “insourced” services and hybrid offerings blending resources from both our clients and our staff.
Our strategic imperatives and operational goals are centered around our intense focus on initiatives designed to allow us to drive profitable growth, enhance our operating efficiency and cost structure and better position ourselves to function successfully in the current and future business environment, which we believe will collectively enable us to maximize value for our shareholders.
In recent years, we have expanded our service capabilities into the high-growth, high-science sector of cell and gene therapy. Our goal is to deliver the fastest and highest quality end-to-end integrated solution to accelerate cell and gene therapy development and manufacturing globally by leveraging our comprehensive portfolio of cell and gene therapy capabilities with a consistent, easy-to-use, and customizable, high-science approach, while offering the flexibility to adapt and innovate to meet our client’s changing needs. In the cell and gene therapy sector, we aim to accelerate our clients’ path to market, to expand capabilities and geographic reach to complement our leading non-clinical portfolio, and to collaborate with our clients and partners to enable and commercialize the next generation of cell and gene therapy innovations. Our CDMO capabilities, combined with our comprehensive portfolio, most notably our Biologics Testing Solutions business, industry experience, and established infrastructure, helped solidify Charles River as a premier scientific partner for cell and gene therapy development, testing, and manufacturing.
We intend to continue to broaden the scope of the products and services that we provide across the drug discovery and non-clinical development continuum primarily through internal development, and, as needed, through focused acquisitions and partnerships. Acquisitions, such as our acquisitions of Distributed Bio, Retrogenix, Cognate, and Vigene in fiscal 2021, Explora BioLabs in fiscal 2022, and SAMDI and Noveprim in 2023, are an integral part of our growth strategy, both to expand our portfolio and broaden our geographic footprint. We are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit. We aim to consistently deliver shareholder value, including the achievement of a hurdle rate for return on invested capital above our weighted average cost of capital.
Mergers, acquisitions, and partnerships remain one of our top, long-term priorities for disciplined capital deployment and enhancing growth strategy with focus on enhancing the breadth of our scientific capabilities, expanding our global scale, and maintaining our leadership position in advanced and emerging therapies. Our long-term strategy also includes growth through establishing relationships and exploring other opportunities and areas that have the potential to strengthen our broad-based portfolio of products and services. In particular, our focus has been to drive differentiation through technologies that enhance the speed to develop a clinical candidate and allow biopharmaceutical companies to make earlier go/no-go decisions. Among other arrangements, these relationships may include entering into license agreements, strategic technology partnerships or joint ventures that will allow us to access innovative capabilities and cutting-edge or nascent technologies with a modest investment component. Our ability to thoroughly assess these technologies and market opportunities may later result in an acquisition.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
cutting-edge capabilities. Thus, we have the opportunity to establish ourselves as a provider of choice for a unique client group that has emerged as biopharmaceutical companies rationalize and prioritize their development pipelines.
We routinely evaluate strategic fit and fundamental performance of our businesses. As part of this ongoing assessment, we may determine certain capital could be better deployed in other long-term growth opportunities. Most recently, we divested our Avian Vaccine Services business in 2022, and RMS Japan and CDMO Sweden operations in 2021, as we determined these businesses were no longer a strategic fit.
Clients
Our clients consist primarily of major biopharmaceutical companies; many biotechnology, agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions and government agencies. We have stable, long-term relationships with many of our clients. During 2023, no single client accounted for more than 3.5% of our total revenue and no single client accounted for more than 8% of the revenue of any of our three business segments.
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
Our go-to-market approach employs a number of sales and marketing strategies, including dedicated sales teams for each of our major lines of business and global and key account managers who represent the entire portfolio. We also maintain several sales specialists that either have specific technical expertise (often degreed scientists) or cover unique markets.
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
We sell our products and services principally through our direct sales and business development teams who work in North America, Europe and Asia. In addition to interactions with our direct sales force, our primary promotional activities include presenting scientific symposia to targeted audiences, publishing scientific papers, technical support pieces and white papers, and newsletters, hosting webinars and virtual seminars and making presentations at, and participating in, scientific conferences and trade shows in North America, Europe and Asia. We supplement these scientifically based marketing activities with digital marketing, advertising and website content. In certain areas, our direct sales force is supplemented by international distributors and agents.
Our internal strategic marketing and marketing operations teams support the field sales and business development teams while developing and implementing programs to build awareness about products and services and create opportunities for interaction with our clients in the biomedical research industry. We maintain client engagement, lead development support, digital experience, eCommerce, and event management departments, which address both our clients’ routine and more specialized needs and purposely serve as a scientific support and information resource for them. We frequently assist our clients in solving problems related to resourcing products and services, research support, non-clinical study design, regulatory consulting, protocol development and other areas in which our expertise is widely recognized as a valuable resource by our clients.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
We have been in the forefront of animal welfare improvements in our industry, and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Imperative (HCI), which is overseen by our Global Animal Welfare and Training corporate group. The goal of HCI is to ensure that we continue as a worldwide leader in the humane care of research animals and implementation of the 3Rs (Replacement, Reduction, and Refinement). In 2023, we added a fourth “R” to the longstanding 3Rs framework - Responsibility.
We are firmly committed to the 4Rs and to reducing the number of animals that we work with by emphasizing health, research animal behavioral management programs and genetic integrity to decrease study data variability. Whenever possible, we use technological advances such as new in vitro diagnostic tests for screening pathogens in laboratory rodents, microsampling and various in vitro assays. We support a wide variety of organizations and individuals working to further animal welfare and the 4Rs, as well as the interests of the biomedical research community. We also partner with clients to develop study designs decreasing the number of animal models needed and suggesting pilot studies where appropriate. We maintain a quarterly award program that recognizes our employees’ efforts to continually implement the 4Rs at our sites globally.
We provide scholarships for training in laboratory animal science, financial support to non-profit organizations that educate the public about the benefits of animal research and awards to outstanding leaders in the laboratory animal science field and the supporters of 4Rs.
In 2023, we established the management Office for Responsible Animal Usage to oversee responsible animal utilization and reduction practices, and operating standards of care. Our Board of Directors also established a new Responsible Animal Use Committee to assist the Company in improving our impact on responsible animal utilization, including evaluating and advising scientific and technological opportunities which may appropriately reduce the impact of animals in the Company’s operations. Additionally, in 2023 we committed to report to shareholders on an annual basis, beginning in 2024, on the measures the Company takes to reinforce confidence that the NHPs we import are purpose-bred.
Human Capital Resources
Employees
As of December 30, 2023, we had approximately 21,800 employees (including approximately 2,600 science professionals with advanced degrees, including Ph.D.s, D.V.M.s and M.D.s). Approximately 20,000 of our employees are considered full-time

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
employees, while approximately 1,400 are considered part-time employees. Our workforce was distributed geographically approximately as follows: 63% in North America, 30% in Europe, 4% in Asia, and 3% in other regions.
Our employees are not unionized in the U.S. Employees at some of our European facilities are represented by works councils, employee representative groups and/or unions, which is consistent with local customs for our industry. We collaborate with the works councils and believe we have good relationships with our employees.
Values
At Charles River, our values of Care, Lead, Own, and Collaborate guide our decisions and actions; they are standards we hold ourselves to each and every day and are critical to success in fulfilling our goals. In addition, our Charles River DNA are the behaviors based on these values that we use to make decisions, grow our future leaders, and pave the way for years ahead.
Talent Management and Engagement
Sustaining our company culture is a vital part of our strategy. Our culture is built on trust, inclusion, accountability, respect, and well-being. Our objective is to enable colleagues to connect with their work in a way that supports each other, our clients, and our communities. We strive to maintain an environment wherein every person has the ability to deliver on business commitments, while having purpose, being energized, continuously learning, and delivering quality outcomes that make a difference. Recently, we developed a unique employer brand that is infused in other aspects of our employee experience and in the past year, we have trained 1,400 managers on our inclusive hiring approach utilizing behavioral based interviewing that is aligned to our Charles River DNA. We pride ourselves on supporting our people both professionally and personally throughout their employee experience with us.
In order to attract, onboard, support, and retain such great talent, we provide our employees with opportunities for skill building and career advancement. Beginning with our onboarding program, our talent management approach is structured to be highly collaborative, encourages ownership, and provides the opportunity to contribute and develop through regular performance conversations, annual goal setting, and ongoing feedback. Furthermore, we have created a global learning strategy that includes technical training, mentoring and coaching approaches, tuition reimbursement, sabbaticals, leadership development programs, and on-the-job training. In fiscal 2023, we hired over 3,700 people and our voluntary turnover for all employees was approximately 11.5%. Additionally, we conduct regular talent reviews to identify and develop diverse leadership and key talent pipelines to deliver on short-term and long-term business strategy.
Our engagement surveys are in the form of frequent, shorter engagement “Pulse” surveys. These Pulse surveys were issued twice during 2023 and serve as a foundation for more meaningful conversations and actions between our people and people leaders to continue making Charles River a best place to work, learn, and grow.
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
Health and Safety
We promote a healthy and safe workplace for our employees. We maintain a Global Policy on Safety & Sustainability and, as part of our efforts to promote our goals of working safely and sustainably, in early 2020 we implemented a management systems approach to improve our safety performance, which involves both employee and management engagement in and ownership of our site-level environment, health, safety, and sustainability programs globally. At every Charles River site globally, we have health and safety leaders that promote employee health and safety and keep site management engaged in their health and safety programs. We launched a Safety-First Culture initiative in 2022 to ensure that every person working for and on behalf of Charles River recognizes the importance of putting safe working practices first. As part of this campaign, all sites were requested to form safety committees comprised of both management and employees, initiate site safety champion recognition programs and all site general managers attended safety culture training as did many of our key executives. We also launched the first module of our people leader safety culture training and initiated a formal Environment, Health, Safety and Sustainability Assessment program with 12 site assessments in 2023.
Diversity, Equity and Inclusion
We are also committed to cultivating a welcoming and inclusive environment where every employee can succeed and thrive. Operating in 155 sites and in over 20 countries worldwide (excluding our Insourcing Solutions sites), we believe in treating our employees and prospective talent with dignity, decency, and respect. We recognize that employee diversity contributes to a more innovative workforce and see diversity and inclusivity as a strength for our business. Our commitment to equity spans

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
across our employment-related decisions, from hiring and promotions, to succession planning, compensation, performance, training and career development programs. Our aim is to continue to build a talented workforce reflective of the global communities in which we live and work, and it is critical that our people feel like valued members of our Company. We believe that we have taken positive steps to promote a sense of belonging for our employees in the workplace by building a Diversity, Equity & Inclusion team and Chief Executive Officer-chaired Diversity, Equity and Inclusion council; expanding diverse representation at our Board level; launching employee resource groups; facilitating training on mitigating unconscious bias and creating inclusion for our people leaders and talent acquisition teams; and rolling out a diverse candidate slates and diverse interview panel initiatives. We have also set goals to increase our belonging scores on our engagement surveys and increase participation in our employee resource groups. In addition to our internally focused efforts, we also actively engage with our clients and suppliers to share best practices. As of December 30, 2023, women made up approximately 60% of our global workforce, 59% of our U.S. workforce and 42% of our global executive leadership positions, defined as positions carrying the title of Vice President or higher. From our U.S. workforce, 32% identified as racial and ethnic minorities.
Backlog
Our backlog for our RMS, DSA and Manufacturing reportable segments was approximately $489 million, $2.5 billion and $143 million, respectively, as of December 30, 2023, as compared to $282 million, $3.1 billion and $116 million, respectively, as of December 31, 2022. Related services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client’s intention to proceed. Canceled studies or projects are removed from backlog.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies or projects that are included in December 30, 2023 backlog may be completed in 2024, while others may be completed in later years). Second, the scope of studies or projects may change, which may either increase or decrease their value. Third, studies or projects included in backlog may be subject to bonus or penalty payments. Fourth, studies or projects may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements, or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We may not be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year. Refer to Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed herein for our assessment of certain relevant risk factors.
Regulatory Matters
As our business operates in many distinct regional environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory requirements.
The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research in the U.S. other than laboratory rats, mice and fish bred for use in research. As a result, most of our U.S. small animal research model operations are not subject to regulation under the AWA. For regulated species, the AWA and the associated Animal Care regulations require producers and those working with regulated species to provide veterinary care and to follow specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to ensure the welfare of these animals. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (PHS) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow “The Guide for the Care and Use of Laboratory Animals” published by the Board on Animal Health Sciences, Conservation, and Research.
We comply with licensing and registration requirement standards set by the USDA and U.S. Fish and Wildlife Service (USFWS), and similar applicable agencies in other global regions such as Canada, Europe and China for the care, handling and oversight of regulated species. Our DSA and RMS facilities that work with or produce research animals in North America and Europe are accredited, with the exception of new and recently acquired facilities that are in the process of planning for accreditation, by AAALAC International, a private, nonprofit organization that promotes the humane treatment of animals in science and education through voluntary accreditation and assessment programs.
Our import and export of animals and our operations in foreign countries are subject to applicable international agreements and conventions, as well as a variety of national, regional and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities. We only use accredited and experienced transporters for importing and exporting animals who are specialists in their field. We comply with global requirements which are evaluated by import and export authorities at each point of exit and entry. Imported animals are

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
quarantined in our quarantine facilities as required by government agencies and tested to ensure they meet both the government mandates and our own specifications for pathogens and health of the animals.
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
Regulatory monitoring authorities such as the FDA, Medicines and Healthcare Products Regulatory Agency and OECD countries have indicated an increased emphasis on the management of electronic records and signatures generated by computerized systems to ensure data integrity. We have established corporate data integrity governance to manage regulatory requirements and client expectations regarding data quality within our regulated businesses. Although each business has a different impact on patient safety, all are expected to generate and preserve data with integrity. We recognize the importance of generating quality, reliable, sustainable data and have instituted several processes and established a global governance team with oversight responsibilities for our Data Integrity Compliance Plans to ensure we are consistent in our approach. To ensure that we have proper regulatory oversight over our electronic records, a dedicated quality function reviews our computerized system practices to ensure that appropriate record controls are in place and that a robust audit strategy confirms requirements are met for compliance.
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
Our Manufacturing businesses produce FDA regulated endotoxin test kits at an FDA registered facility. We also manufacture sterility and microbial limits test kits used in FDA Regulated pharmaceutical applications, reagents, cell banks used in research and biopharmaceutical production, clinical trial vaccines and vaccine support products as well as an animal-free recombinant cascade reagent (rCR), Endosafe® Trillium®, which is an alternative to the natural LAL product. Additionally, several of our laboratories conduct biosafety and analytical testing such as identity, stability, sterility and potency and viral clearance testing in support of our clients’ manufacturing programs and to fulfill their validation requirements, as applicable.
Our comprehensive cell and gene therapy manufacturing services include Good Manufacturing Practices (GMP) production of cells from pre-clinical to commercial applications from a variety of starting materials. Many of these activities are subject to regulation and consequently require these businesses to be inspected by the FDA and other national and applicable state regulatory agencies under their respective cGMP regulations. These regulations require that we manufacture products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. In addition, the specific activities of some of our businesses require us to hold specialized licenses and registrations for the manufacture, distribution and/or marketing of particular products globally.
Our Cell Solutions sites provide the starting material (leukopak) to customers that are typically in cell and gene therapy companies. Leukopaks are collected from eligible donors in compliance with applicable regulatory requirements. Donors consent using consent forms from an Institutional Review Board (IRB). Collections are performed under the supervision of licensed clinical staff and collections are managed in accordance with IRB-approved study protocols.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Intellectual Property
We develop and implement scientifically-driven products and procedures, including computer software, to maximize the quality and effectiveness of our offerings. Intellectual property rights, in the form of know-how, trade secrets, patents, trademarks, copyrights, and others are important to us and are valuable to our ability to provide significant benefits to our clients. Steps are taken to protect our intellectual property rights and include the execution of confidentiality agreements and securing registrations in relevant jurisdictions. In addition, we license technology from other companies when it enhances our product and services businesses. Licensing has recently become a larger company-wide initiative, particularly as we increase our focus on innovative technologies that further diversify and enhance our portfolio.
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
James C. Foster, age 73, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named Chief Executive Officer and President in 1992 and our Chairman in 2000.
William D. Barbo, age 63, joined us in 1982 as a laboratory technician. Between 1982 and 2005, Mr. Barbo served in a variety of positions of increasing responsibilities. He was named Corporate Vice President of Research Models and Services in 2005, Corporate Senior Vice President of Global Sales and Marketing in 2010, and Corporate Executive Vice President and Chief Commercial Officer in October 2016.
Victoria Creamer, age 54, joined us in January 2019 as Senior Vice President, Chief People Officer. In October 2020, Ms. Creamer was promoted to Corporate Executive Vice President. Prior to joining the Company, from 2015 to December 2018, Ms. Creamer served as Senior Vice President, Human Resources and Communications for ITT, Inc., a manufacturing company, where she was responsible for providing vision, leadership and execution of the company’s people and communications strategies.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Birgit Girshick, age 54, joined us in 1989 and originally held positions of increasing responsibility in our RMS Germany and RMS Avian Vaccine businesses. In 2004, Ms. Girshick was promoted to General Manager of the RMS Avian Vaccine Services business. She was named Executive Director, RMS Process Improvement in 2009, and Corporate Vice President, Global Biopharmaceutical Services in 2010. In 2013, Ms. Girshick was promoted to Corporate Senior Vice President, Research Models and Biologics Testing Solutions. In 2016, Ms. Girshick was tasked with leading the integration of WIL Research into our Safety Assessment business. Also, in 2016, Ms. Girshick assumed the role of Corporate Senior Vice President, Global Discovery Services. In February 2018, Ms. Girshick was appointed Corporate Executive Vice President, Global Discovery and Safety Assessment and in August 2018, additionally took on responsibility for our Biologics Solutions and Avian Vaccine Services business. In 2021, she also assumed responsibility for the company’s Cell and Gene Therapy CDMO business. In November 2021, Ms. Girshick was promoted to Chief Operating Officer of the Company, adding the Research Models and Services and Microbial Solutions businesses as well as the Global Information Technologies group to her responsibilities. Since 2023, Ms. Girshick also has general oversight of the Corporate Sales and Marketing team and our Corporate and External Affairs function.
Joseph W. LaPlume, age 50, joined us in 2005 as Senior Corporate Counsel. He became Deputy General Counsel in 2010, Vice President, Corporate Development in 2011, Senior Vice President in 2014 and Corporate Executive Vice President, Corporate Development and Strategy in January 2019. In his current role, he oversees all aspects of strategic planning and corporate development activities across business segments and geographies. Prior to joining us, Mr. LaPlume was a corporate lawyer at GTECH Corporation and in private practice at the law firms of Mintz Levin and Goulston & Storrs.
Shannon Parisotto, age 50, joined us in 2000 in our Nevada operation. Ms. Parisotto progressed through a number of finance management positions of increasing responsibility, and in 2010, was promoted to Corporate Vice President, Preclinical Services, Finance. In this role, Ms. Parisotto was responsible for the financial operations of the global Preclinical Services business. Beginning in 2011, Ms. Parisotto’s role was expanded to include additional business segments, and in 2015, she was promoted to the newly created position of Corporate Senior Vice President & Controller, Global Operations, where she worked collaboratively with Charles River’s business units to develop and implement business strategies. In 2020, Ms. Parisotto was promoted to Corporate Senior Vice President, Global Safety Assessment, where she was responsible for leading the Company’s global Safety Assessment organization, and positioning the business for continued, long-term growth and success. In October 2022, Ms. Parisotto was promoted to Corporate Executive Vice President, and assumed the additional oversight of the Discovery Services business to lead its strategic vision and operational growth, as well as enhance the synergies between the businesses and with clients across the global Discovery and Safety Assessment segment. Ms. Parisotto holds a B.S. in Accounting from the University of Nevada, Reno, an M.B.A. from the University of Phoenix, and is a Certified Public Accountant.
Flavia Pease, age 51, joined us in 2022 as Corporate Executive Vice President and Chief Financial Officer. Prior to joining Charles River, Ms. Pease served as Vice President and Group Chief Financial Officer of Johnson & Johnson’s global Medical Devices businesses since 2019. During her more than twenty-year tenure at Johnson & Johnson, Ms. Pease served as Vice President, Finance for Janssen North America from 2016 to 2019; Vice President of the Enterprise Program Management Office from 2014 to 2016; Vice President of Finance for Janssen Supply Chain from 2012 to 2014; and a Vice President of Finance, leading the integration of the Mentor and Acclarent acquisitions from 2009 to 2012. Ms. Pease began her career at Johnson & Johnson in 1998 with the LifeScan business and subsequently held finance leadership positions within Mergers and Acquisitions Analysis and Johnson & Johnson Medical Brazil.
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
•Demand volatility, risk of credit losses, or a reduction or delay in government funding of R&D may adversely affect our business.
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
•Failure to comply with U.S., state, local or international environmental, health and safety laws and regulations could result in fines and penalties and loss of licensure and have a material adverse effect upon the Company’s business.
•Changes in U.S. and International Tax Law, results of tax audits, or material changes in our stock price could have a material adverse impact on our effective tax rate and financial results.
•Non-clinical contract research services create a risk of liability.
•The failure to successfully obtain, maintain and enforce intellectual property rights and defend against assertions of third-parties to intellectual property rights could adversely affect us.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•Our by-laws designate the state courts located in the State of Delaware as the sole and exclusive forum for certain actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and may discourage lawsuits with respect to certain claims.
•We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.
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
Our counterparties (including our clients who are competitors) may elect to terminate their agreements with us for various reasons including: the invocation of force majeure clauses, or the legal doctrines of impossibility or impracticability, or other similar legal doctrines; the products being tested fail to satisfy safety requirements; unexpected or undesired study results; production problems resulting in shortages of the drug being tested; a client’s decision to forego or terminate a particular study; our competitors’ establishment of alternative distribution channels; dissatisfaction with our performance under the agreement; the loss of funding for the particular research study; or general convenience/counterparty preference. If a counterparty terminates a contract with us, we are typically entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, termination fees; however, in many cases we are not entitled to any termination fees in the event of a termination. Cancellation of a large contract or proximate delay, cancellation or conclusion of multiple contracts could materially adversely affect our business and, therefore, may adversely affect our operating results.
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
In recent years, we have been updating and consolidating platforms and automating processes in many parts of our business with a variety of systems, including in connection with the integration of acquired businesses. The expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges, including information security assessment and remediation, regulatory requirements, data conversion, associated regulatory compliance, network and system cutover, user training, and integration with existing

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
processes or systems. As we build out IT infrastructure to support regulatory requirements for applications and data systems, we are doing so utilizing contemporary validation practices. As with all work conducted in our regulatory sites, these too are subject to government inspections. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed report and/or data shipments, missed sales, animal management/welfare issues, issues that require re-doing certain studies, personally identifiable information and data privacy issues, billing errors and accounting errors.
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
In March 2019, we detected evidence that an unauthorized third party, who we believe was well resourced and highly sophisticated, accessed certain of our information systems and copied data. We worked with a leading cyber security firm to assist in our investigation and coordinated with law enforcement authorities. Our investigation indicated that the affected information included client information. By the end of 2019, we disclosed that we had completed our remediation of the identified incident. As of the date of this filing, to our knowledge, we have not experienced an information security breach or material cybersecurity incident since that event. While we have implemented additional security safeguards since that event and continue to enhance existing safeguards, such efforts may not be successful, in which case we could suffer significant harm.
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
For information regarding our processes and practices related to information and cybersecurity, please see Section 1C of this report, “Cybersecurity”.
If we are not successful in selecting and integrating the businesses and technologies we acquire or partner with, or in managing our current and future divestitures, our business may be adversely impacted.
During the last two decades, we have steadily expanded our business through numerous acquisitions and partnerships. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions.
Acquisitions and alliances involve numerous risks which may include:
•difficulties in achieving business and financial success (due to unplanned events such as the long-term economic impact of the COVID-19 pandemic and ongoing geopolitical conflicts, such as between the Russian Federation and Ukraine, and between Israel and Hamas);
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
If an acquired business, technology or an alliance does not meet our expectations, our results of operations may be adversely affected. Some of the same risks exist when we decide to sell a business, site, product line or service offering or decide to close a site. We continually evaluate the performance and strategic fit of our business to determine whether any divestitures are appropriate. Such divestitures could involve additional risks, other than those listed above, including: difficulties in the separation of operations, services, products, and personnel, the need to agree to retain or assume certain current or future liabilities in order to complete the divestitures, and write-offs, including those related to goodwill and other intangible assets and which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms, and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site or product line or service offering and, as a result, we may not achieve some or all of the expected benefits of the divestitures.
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
Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our results of operations and financial condition. To address this issue, we typically pursue a number of strategies designed to improve our internal growth, including strengthening our presence in selected geographic markets through organic growth and strategic acquisitions and expanding our service offerings, including our expansion into the CDMO business. We may not be able to successfully implement these strategies, and these strategies may not result in the expected growth of our business.
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
Changes in foreign currency exchange rates could materially adversely impact our results. Foreign currencies we receive for sales and in which we record expenses outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar, resulting in a reduction in the amount of revenue and cash flow (and an increase in the amount of expenses) that we recognize and causing fluctuations in reported financial results. We also carry foreign currency exposure associated with differences between where we conduct business. For example, certain contracts are frequently denominated in currencies other than the currency in which we incur expenses related to those contracts. Where expenses are incurred in currencies other than those in which contracts are priced, fluctuations in the relative value of those currencies could have a material adverse effect on our results of operations.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Other risks associated with our international business include:
•general economic and political conditions in the markets in which we operate;
•potentially negative consequences from changes in U.S. and/or foreign laws, including changes that may bar us from engaging in business transactions with certain clients, and changes in tax laws, or interpretations and enforcement thereof, notably tax regulations issued and to-be-issued with respect to the potential adoption of global minimum taxation requirements and potential changes to existing tax law by the current U.S. Presidential administration and Congress;
•ongoing uncertainties as a result of instability or changes in geopolitical conditions, including terrorist acts or military or political conflicts, such as those caused by the ongoing conflicts between Russia and Ukraine or Israel and Hamas (the potential escalation or geographic expansion of which could heighten other risks identified in this report);
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
•unexpected changes in regulatory requirements;
•the difficulties of compliance with a wide variety of foreign laws and regulations;
•unfavorable labor regulations in foreign jurisdictions;
•longer accounts receivable cycles in certain foreign countries;
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
We depend on our customers continued demand and solvency at our facilities for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic, epidemic or outbreak of a disease, hurricanes, tornadoes, fire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. Such disruptions could include significant delays in the shipments of our products, reduce our capacity to provide services, adversely impact unique manufacturing capabilities, result in our customers’ inability to pay for our products or services and, ultimately, result in the loss of revenue and clients. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us or our customers could have a significant negative impact on our operations and financial performance.
Negative attention from special interest groups may impair our business.
The products and services that we provide our clients are essential to the drug discovery, development and manufacturing processes, and a significant amount are mandated by law. Notwithstanding, certain special interest groups categorically object

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities involving animal models have been the subject of adverse attention, including shareholder proposals and attempts to disrupt carriers from transporting large research models and actions aimed at preventing expansion of operations . This has included periodic demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for some of our past Annual Meetings of Shareholders. Furthermore, the habitat of certain animals used for research purposes may be located in or near certain environmentally protected areas or conservation areas. Activities conducted by us or any of our agents within these areas may be legally challenged and result in similar negative attention and action from environmental protection activists, including advocacy for the expansion of environmental restrictions applicable to such areas. Any negative attention, threats, acts of vandalism or legal action directed against our animal research or procurement activities, or our third-party service providers, such as our airline carriers or suppliers, or that restrict our or their ability to access protected or conservation areas, could impair our ability to operate our business efficiently.
Industry Risk Factors
Several of our product and service offerings, including our non-human primate supply, are dependent on a limited source of supply that, when interrupted, adversely affects our business.
We depend on a limited international source of supply for certain products, such as large research models, including non-human primates. Disruptions to their continued supply from time to time arise from colony health problems (including as a result of the spread of diseases), export or import laws/restrictions or embargoes, tariffs, inflation, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition among suppliers for models, disruptions to the air travel system, activist campaigns, commercial disputes, supplier insolvency, geopolitical disputes, or other ordinary course or unanticipated events. Any disruption of supply could materially harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms.
As with other industry participants, certain of our activities rely on a sufficient supply of large research models, which has seen increasing demand as compared to supply in recent years due to a variety of factors. First, the surge of research relating to COVID-19 increased short-term demand. Second, China previously supplied a significant portion of certain critical large research models, which have been subject to geographic export restrictions applicable to many animal species since the beginning of the COVID-19 pandemic. And third, in concert with legal matters affecting the Cambodian supply of non-human primates, the non-human primate supply chain globally has recently experienced constriction. More broadly, in November 2022 the U.S. Department of Justice (DOJ) announced that a Cambodia supplier of non-human primates and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States. While the Company was not named or referenced in the November 2022 proceedings, the Company shortly thereafter announced that Cambodia was the primary country of origin for non-human primates imports to Charles River, and that it had begun to operate under the expectation that for some time period supply of Cambodia-sourced non-human primates (which according to CDC statistics, account for approximately 60% of supply to the United States) would be difficult to obtain in the United States. Subsequent to the Company’s announcement, USFWS denied clearance to certain shipments of non-human primates the Company had received from Cambodia. And as noted in Item 3. “Legal Proceedings” in this Annual Report on Form 10-K, in February 2023 the Company was informed by the DOJ that in conjunction with the U.S. Fish and Wildlife Service (USFWS), they had commenced a grand jury investigation into the Company’s conduct regarding several shipments of non-human primates, which is occurring in parallel to a civil investigation being undertaken by the DOJ and USFWS. In connection with the civil investigation, the Company has voluntarily suspended planned future shipments of Cambodia non-human primates into the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported to the United States from Cambodia are purpose-bred. Accordingly, the Company believes that for some undetermined period of time it will not be able to import Cambodia-sourced non-human primates into the United States, and overall supply of non-human primates from Cambodia on a world-wide basis is more limited than previously.
While we continue to take steps to find alternative supply channels (and other global sources) and lock in supply (both for non-human primates and with respect to other limited supply products) with preferred sources through multi-year and/or minimum commitment contracts as well as through acquisitions of suppliers, there are limited sources and such mitigating efforts may not prove successful at ensuring a steady and timely supply or may require (and in the past have required) us to pay significantly higher prices for such products during periods of global shortage or restrictions on the importation or the transportation of models products. Limited global supply or regional restrictions on transportation for certain products may require us to source products from non-preferred vendors, which may not be successful. In addition, reductions in global air transportation routes may result in sourcing alternative transportation at an increased cost. Finally, we may be unable to obtain supply due to governmental restrictions or limitations, including (as noted above) non-human primates. An inability to obtain a sufficient and timely supply of critical products could adversely affect our business, financial results and results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Portions of our Cell Solutions business depends on the availability of appropriate donors. Regulations intended to control infectious disease or requirements in cell therapy manufacturing processes could also result in a decreased pool of potential donors or integrity of inventory. Due to any pandemic, epidemic or outbreak in one or more regions in which our Cell Solutions business operates, the portion of the donor pool that typically donates may be unable, or unwilling to donate, thereby significantly reducing the availability of research products upon which we rely. In addition, healthcare concerns among the public may result in a decline in donations. If donor participation declines, we may not be able to reduce costs sufficiently to maintain profitability of the Cell Solutions business.
Our CDMO services establish us as a premier scientific partner for cell and gene therapy development, testing, and manufacturing; enable us to provide clients with an integrated solution from basic research and discovery through cGMP production; enable us to drive efficiency and accelerate clients’ speed-to-market by integrating manufacturing and the required testing; and enable our clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. Furthermore, our CDMO operations require various raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture the applicable product and, in some cases, the customers specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items may only be supplied by a limited number of suppliers or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which could materially adversely affect our results of operations and financial condition.
Furthermore, in general, third-party suppliers may fail to provide us with raw materials and other items that meet the qualifications and specifications required by us or our customers. If third-party suppliers are not able to provide us with raw materials that meet our or our customers’ specifications on a timely basis, we may be unable to manufacture the product for our clients or it could prevent us from delivering products to our customers within required time frames. Any such delay in delivering products to our clients may create liability for us to our customers for breach of contract or cause us to experience order cancellations and loss of customers. In the event that we manufacture products with components or raw materials that do not meet our qualifications and specifications or those of our customers or governmental or regulatory authorities, we may become subject to product liability claims caused by defective raw materials or components from a third-party supplier or from a customer.
Demand volatility and risk of credit losses from clients may adversely affect our business.
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
Additionally, our business is exposed to the risk of credit losses, which arises from our extension of credit to clients. The collectability of accounts receivable may be adversely affected by various factors, including economic downturns, changes in clients’ financial conditions, and industry-specific challenges. A deterioration in the creditworthiness of our clients could result in the need to establish or increase our allowance for credit losses. We regularly assess the creditworthiness of our clients, establish credit limits, and monitor payment patterns. However, our ability to manage credit risk and maintain an adequate allowance for credit losses may be impacted by factors beyond our control, such as unforeseen economic conditions or significant shifts in client payment behavior. Additionally, changes in global or regional economic conditions may affect the overall credit environment and impact our customers' ability to fulfill their payment obligations.
For additional discussion of the factors that we believe have recently been influencing R&D budgets at our clients, please see the sections entitled “Our Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Additionally, we have business that depends on our supply of large research models to clients. Sudden or unexpected changes in demand, market conditions, or the regulatory environment for these models could have an adverse impact on our profitability. Increasing demand could harm relationships with customers if we are unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. Decreased demand could result in inventory surpluses, which could also significantly impact our results and operations. In particular, if the price of non-human primates increases significantly, or if we are unable to transport the non-human primates in our possession to our clients because of governmental restrictions or limitations, our business may be materially adversely affected. In addition, overall supply constraints with respect to large research models has led to an extremely dynamic pricing environment for non-human primates, which has, and could continue to, make it difficult to predict results, lead to reduced volumes, and require us to adjust operations.
Furthermore, our Cell Solutions operations are structured to produce research materials, such as blood products based on clients’ existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on our profitability. Increasing demand could harm relationships with clients if we are unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. This could result in a decrease in overall revenue and profits. Lack of access to sufficient capital, or lack of adequate time to properly (or the failure to adequately) respond to changes in demand, could result in declining revenue and profits, as clients transfer to other suppliers.
We also operate businesses which depend upon the regulatory approval of the products they manufactures for their contract development and manufacturing organization (CDMO) clients. As such, if these clients experience a delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products that we develop or manufacture, our revenue and profitability could be materially adversely affected. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a client product, observes significant deficiencies or violations at its facilities or withdraws such approval in the future, our clients may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our CDMO capacity and capabilities and results of operations therefrom.
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
For example, in December 2022, the FDA Modernization Act 2.0 was passed, which requires the FDA to develop and implement a strategy to reduce the use of animals in testing while maintaining the safety and effectiveness of medical products and to explore the use of non-animal alternatives to animal testing. Eliminating the use of animals in research may have material adverse effects on our business, results of operations, or financial condition. While there have been significant advancements in the development of alternative methods, the complete elimination of animals in research will be a gradual process that may take many years to achieve. While we are committed to working with the industry to support development and to provide the best translational models to supplement or replace traditional models as part of our 4Rs initiative, the use of animals in research is highly regulated and proposed changes to current regulations will need to be carefully evaluated to ensure that they do not compromise the safety and efficacy of new drugs and medical treatments.
Although we believe we are currently in compliance in all material respects with applicable national, regional and local laws, as well as other accepted guidance used by oversight bodies (including the USDA, the standards set by the International Air

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Our Biologics Solutions business, financial condition and results of operations may be adversely affected if the products we manufacture and/or test for our customers do not gain market acceptance.
If the products we manufacture for our customers do not gain market acceptance or production volumes of key products that we manufacture for our customers decline, the financial condition and results of our operations may be adversely affected. For our CDMO services, we will depend on, and have no control over, market acceptance for the products that we will manufacture for our customers. Consumer demand for these products could be adversely affected by, among other things, delays in securing regulatory approvals, the emergence of competing or alternative products, including generic drugs, the emergence of new safety data for such products, the loss of patent and other intellectual property rights protection, reductions in private and government payment product subsidies or changing product marketing strategies.
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
Both small and large animal research models must be free of certain infectious agents, such as certain viruses, parasites, and bacteria, because the presence of these contaminants can distort or compromise the quality of research results and/or could adversely impact human or animal health. The presence of these infectious agents in our animal production facilities and certain service operations could impact the quality of our contaminant-free research model as well as our animal services businesses, including GEMS, harm our reputation for contaminant-free production and result in decreased sales. There also exists a risk that contaminations from models that we produce may affect our client’s facilities, with similar impact to them for which we could be liable for damages. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in humans; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection and liability for damages to infected persons.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
When considering our large research models, while some of these models are owned by us and maintained at our facilities, others are reserved for us and maintained at sites operated by the original provider. Accordingly, risk of contamination may be outside of our control, and we depend on the practices and protocols of third parties to ensure a contamination-free environment. A contamination may require extended CDC or CFIA quarantine with subsequent reduced sales as a result of lost client orders, as well as the potential for complete inventory loss and disinfection of the affected quarantine rooms. Furthermore, while we often negotiate for contractual risk indemnification, the third party may refuse to fulfill its indemnification obligation or may be unable to as a result of insolvency or other impediments.
Contaminations are unanticipated and difficult to predict and could adversely impact our financial results. If they occur, contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting production or services. Such contaminations result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost client orders and potentially credits for prior shipments. In addition to microbiological contaminations, the potential for genetic contaminations also exists and may require us to restart the applicable animal colonies, and would result in inventory loss, additional start-up costs and possibly reduced sales. Contaminations also expose us to risks that clients will request compensation for damages in excess of our contractual indemnification requirements.
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
•reputation for regulatory compliance;
•reputation for responsive client service and support;
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•ability to place orders through eCommerce channels; and
•accessibility of client data through secure portals.
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
The scientific community continues to develop cell-based and new alternative model methods (NAMs), which do not involve working with animals models and are designed to increase the translation from findings in early-stage discovery and pre-clinical studies to human studies, and vice-versa. As these methods continue to advance, they may supplement, and in some cases possibly replace or supplant methodologies that are currently in use, such as the use of traditional living animals in biomedical research. In addition, technological improvements, such as imaging and other translational biomarker technologies, could impact demand for animal research models. Further, manufacturers, including Charles River, have recently introduced recombinant versions of LAL, which has been historically derived from live animals. It is our strategy to explore new technologies to refine and potentially reduce the use of animal models and animal derived products as new in vitro and in silico methods become available and synthetically-manufactured products become validated with sufficient data to ensure public safety. For information regarding our efforts to support development and to provide the best translational models to supplement or replace traditional models, see “Our Strategy” included elsewhere in this Form 10-K. However, we may not be able to develop new products, inputs or processes effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models, inputs or processes with characteristics different from those that we produce, and that may be viewed as more desirable by some of our clients.
We may not be able to successfully develop and market new services and products.
We continue to seek opportunities to develop and market new services and products that complement or expand our existing business or service offerings. We believe our ability to innovate through internal research and development efforts and license or acquire new technologies from third parties are both critical to our ability to continue to meet the needs of our clients. Our ability to gain access to such technologies depends, in part, on our ability to convince innovators that we can successfully develop and commercialize their inventions. We cannot guarantee that we will be able to identify new technologies of interest to our clients. Even if we are able to identify these opportunities, negotiating license agreements on commercially acceptable terms may prove difficult. In addition, our ongoing internal research and development efforts may not always yield offerings that meet client demand. If we are unable to develop new services and products and/or create demand for those newly developed services and products, our future business, results of operations, financial condition and cash flows could be adversely affected.
Costs increasing more rapidly than market prices in certain of our businesses could reduce profitability.
The cost of collecting, processing and testing products has risen significantly in recent years and will likely continue to increase given stringency of demands on raw materials. These cost increases are related to new and improved testing procedures, increased regulatory requirements, and higher staff and supply costs, including labor inflation. Competition and fixed price contracts may limit our ability to maintain existing operating margins. Some competitors have greater resources than us to

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
sustain periods of marginally profitable or unprofitable sales. Costs increasing more rapidly than market prices may reduce profitability and may have a material adverse impact on our business and results of operations.
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
Our Cell Solutions business is subject to complex regulation by federal, state and local governments in the U.S. This business requires us to obtain many licenses, permits, authorizations, accreditations, approvals, and certificates to fully comply with appropriate regulations in every jurisdiction in which we operate and sell. Federal, state and local regulations do change, requiring prompt adoption to remain in a constant state of compliance. Changes in the regulations could require us to alter how we operate our business, potentially resulting in a significantly increased cost of compliance.
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
The EU GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EU and EEA, including the use of appropriate safeguards to enable such transfers, such as Standard Contractual Clauses (SCCs) and the EU-US Data Privacy Framework (DPF). The EU-US DPF was adopted in July 2023 and provides US-based organizations who self-certify with a reliable mechanism for personal data transfers from the EU, United Kingdom, and Switzerland. Although these mechanisms are currently valid for purposes of transferring personal data, they could be subject to legal challenges and there is no assurance that we could satisfy or rely on these measures to lawfully transfer personal data. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented controls and procedures to comply with the requirements of the EU GDPR, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data. Additionally, we are subject to the privacy and data protection laws of the UK, including the UK Data Protection Act of 2018 (UK GDPR). Similar to the EU GDPR, the UK GDPR imposes restrictions on the processing of personal data, as well as transfers of personal data from the UK to other countries. Failure to comply with the EU and/or the UK GDPR can result in significant fines and other liability.
Moreover, China adopted the Personal Information Protection Law (PIPL) and Data Security Law (DSL) in 2021, which promulgated national privacy and security requirements relating to the collection, processing, transfer and security of personal information in or from China. Violations of the PIPL or DSL could result in fines and penalties, suspension of data transfers, cancellation of business authorizations, personal liability for responsible company officers, as well as criminal and civil liability. In the event that the PIPL requires us to store data in China, or limits our ability to transfer data across borders, we may experience increased costs and business inefficiencies. Fines, corrective actions, or other penalties asserted due to alleged noncompliance may impose additional financial or operational costs, limit our ability to attract and retain local talent, or limit our ability to do business in China.
In the US, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and data disposal laws. For example, at the federal level, we are subject the regulations of the Federal Trade Commission, which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security. If our public statements about our use, collection, disclosure and other processing of personal information are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action. If we are found to have violated applicable laws or regulations, we may also be subject to penalties, fines, damages, injunctions or other outcomes that may adversely affect our operations and financial results. The United States Congress also has considered, and may in the future consider, various proposals from time to time for comprehensive federal data privacy legislation to which we may become subject if passed and which may adversely affect our operations and financial results.
At the state level, we are subject to laws and regulations like the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA). The CCPA and CPRA create transparency requirements for companies, grant California residents various rights with regard to their personal information, and impose additional data protection obligations on companies doing business in California. Failure to comply with the CCPA and CPRA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. The CCPA and CPRA also provide a private right of action for data breaches that result in the loss of personal information. The CCPA and CPRA may impact our business activities and require compliance costs that adversely affect business, operating results, prospects and financial condition. These state statutes, and other similar state or federal laws that may be enacted in the future may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
result in liability to us. In addition, compliance with future legislation could impose additional requirements on us that may be costly.
Changes in U.S. and International Tax Law, results of tax audits, or material changes in our stock price could have a material adverse impact on our effective tax rate and financial results.
As a global company, we are subject to taxation in numerous countries, states, and other jurisdictions. Changes to governmental laws and regulations, or their interpretations, including the adoption of global minimum taxation requirements and potential changes to existing tax law by the current U.S. Presidential administration and Congress, could impact our profits, effective tax rate and cash flows.
We receive substantial tax credits and incentives in Canada, from both the Canadian federal and Quebec governments, China, France, the U.K., and the U.S. Any reduction in the availability or amount of these tax credits and incentives or outcomes of tax controversies associated with these credits, could have a material adverse effect on our profits, cash flows and effective tax rate. Additionally, we are subject to regular audits with respect to various tax returns and processes in the jurisdictions in which we operate. Errors or omissions in tax returns, process failures, increase to tax rates or differences in interpretation of tax laws by tax authorities may lead to litigation, payments of additional taxes, penalties, and interest.
We are subject to regular review and audit by both domestic and foreign tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions, on various tax-related assertions. Any adverse outcome of such a review or audit could harm our financial condition and operating results, require adverse changes to our business practices, or subject us to additional litigation and regulatory inquiries. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and often involves uncertainty. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may affect our financial results in the period or periods for which such determination is made.
Our tax expense and liabilities are affected by certain factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, changes in foreign currency exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, and changes in our tax assets and liabilities and their valuation.
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
•risk of transmitting dangerous infectious diseases, as a result of the failure of our screening and testing processes, or new pathogens that may be undetected by such processes; and
•recent acquisitions have expanded our business into the CDMO market, which entails additional risks of liability, including potential product liability claims, errors and omissions claims in connection with our services and potential liability under indemnification agreements between us and our officers and directors.
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
Further, the drug discovery, drug development, and drug manufacturing industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue. This may be exacerbated by the increased use of cell-based and new alternative model methods not involving animal models, which may supplement and/or replace or supplant the use of traditional living animal models in biomedical research. Refer to “Risk Factors – New technologies may be developed, validated and increasingly used in biomedical research, which could reduce demand for some of our products and services.” herein for our assessment of certain other relevant risk factors on this topic. Litigation can be expensive, time consuming, and can divert management’s attention from other business concerns. If we do not prevail in an infringement lawsuit brought against us, we may be compelled by a court to pay substantial damages, including treble damages, and be ordered to stop the challenged activity, or obtain a license on unnegotiated and/or unfavorable terms.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.
We are involved in legal proceedings related to various matters, including securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Part I, Item 3, Legal Proceedings, a putative securities class action and derivative securities lawsuit have been filed against the Company, and certain officers and directors, alleging that disclosures about the Company’s practices with respect to the importation of non-human primates were materially false or misleading.
Any claims against us, whether meritorious or not, can be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
Labor and Employment Risk Factors
We depend on key personnel and may not be able to retain these employees, which could harm our business.
Our success depends to a significant extent on the continued services of our senior management and other members of management who have skills and industry experience aligned with our strategic objectives. James C. Foster, our Chief Executive Officer and President since 1992 and Chairman since 2000, has held various positions with us for four decades. While we entered into an amended employment agreement with Mr. Foster in 2021, most members of our senior management do not have employment agreements, except in jurisdictions outside of the United States where employment contracts are common for most employees. If Mr. Foster or other members of senior management do not continue in their present positions, our business may be adversely impacted.
If we are unable to attract, hire or retain key team members or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations.
Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific, technical and managerial personnel, while also ensuring an inclusive and diverse culture. We have a strong record of employee retention, and we strive to reduce the impact of the potential loss of existing employees by having an established organizational talent review process that identifies successors and potential talent needs. However, there is still significant competition for qualified personnel in the veterinary, pharmaceutical and biotechnology fields. Failure to retain qualified existing personnel and recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our business.
We depend on the availability of, and good relations with, our team members.
Our employees are not unionized in the U.S. and employees at some of our European facilities are represented by works councils, collective bargaining agreements, employee representative groups and/or unions, which is consistent with local customs for our industry. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees, which includes supporting their overall wellbeing. If we fail to maintain good relations with our team members or with the labor organizations, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
We acknowledge a specific risk associated with periodic reductions in our workforce. As part of our strategic and operational management, we, from time to time, undertake workforce reductions to align with evolving business trends, market dynamics, or operational efficiency goals. Such actions result in incremental severance and benefits costs and replacing lost talent in the future may result in higher costs, all of which could adversely affect our financial results.
Financial and Accounting Risk Factors
Our debt level could adversely affect our business and growth prospects.
As of December 30, 2023, we had $2.6 billion of debt and finance leases (debt). Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; making us more vulnerable to rising interest rates, and reducing our flexibility to respond to changing business and economic conditions. Disruption in the financial market could also have a material adverse effect on our financial position, results of operations and liquidity. For additional information regarding our debt, please see Note 9, “Long-Term Debt and Finance Lease Obligations”, included in the notes to our consolidated financial statements included elsewhere in this Form 10-K.

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
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets, as well as long-lived tangible assets, such as property, plant and equipment and operating lease right-of-use assets. Should disruption in the global financial markets and deterioration of economic conditions have a prolonged impact on our industry, triggering events may arise resulting in long-lived tangible asset, intangible asset, or goodwill impairments. To the extent long-lived tangible assets, intangible assets, or goodwill are impaired, their carrying value will be written down to their implied fair values and a charge will be made to our net income. Such an impairment charge could materially and adversely affect our operating results. As of December 30, 2023, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $4.0 billion, property, plant and equipment was $1.6 billion, and operating lease right-of-use assets was $394.0 million.
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
Increasing focus on environmental, social and governance (ESG) matters, including climate-related issues, may impact our business, financial results or stock price.
There has been increasing public focus by investors, clients, environmental activists, the media and governmental and nongovernmental organizations on a variety of ESG matters. If we are not effective in addressing ESG matters affecting our business, or setting and meeting relevant sustainability and climate-related goals, including our approved greenhouse gas emissions reduction targets, which have been approved by the Science Based Targets Initiative, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. Heightened stakeholder focus on ESG matters related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract clients and an inability to attract and retain top talent. A failure to comply with new laws, regulations, or reporting requirements, could negatively impact our reputation and our business. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 1B.    Unresolved Staff Comments
There are no unresolved comments to be reported in response to Item 1B.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Charles River places high importance on identifying and eliminating potential cybersecurity threats to its employees, customers, IT infrastructure, proprietary technologies and confidential information.
Our cybersecurity risk management is based on recognized industry governance frameworks, including the International Organization for Standardization (ISO), the National Institute of Standards and Technology (NIST), the Center for Internet Security Controls (CIS), and the Cloud Security Alliance (CSA). We use these frameworks together with information collected from internal and 3rd party assessments to develop policies such as our technology acceptable use policy for information assets, our access requirements for data, systems, or technologies, and policies for the protection and use of personal information of our employees and customers. We protect our IT assets through industry-standard techniques such as multifactor authentication, malware defenses, network and endpoint monitoring, and access review processes. We also work with our business units to leverage and implement foundational cybersecurity principles, such as security by design, defense-in-depth, least privilege, and resilience-focused backups, throughout our organization. We deliver cybersecurity awareness and confidential information protection training to our employees, and we send our employees ethical simulated phishing and spear-phishing emails to test their compliance with our policies.
We engage third parties to conduct annual penetration testing, and we use external risk assessors to measure our program to industry standard frameworks. Our information security management system is certified to the ISO/IEC 27001:2013 standard by the British Standards Institution (BSI); certificate IS 780367. We also collaborate with experts and industry partners to exchange information about threats, best practices, and trends.
Our cybersecurity risk management extends to risks associated with our use of third-party service and technology providers as well as partnerships with third parties we may enter into. For instance, we conduct risk and compliance assessments of third parties that request access to our IT resources and information or who provide technology products to Charles River.
Our cybersecurity risk management is an important part of our comprehensive business continuity program and enterprise risk management. Our global information security team periodically engages with a cross-functional group of Charles River subject-matter experts and leaders to assess and refine Charles River’s cybersecurity risk posture and preparedness. For example, we regularly evaluate and update contingency strategies for our business in the event that a portion of our IT systems were to be unavailable due to a cybersecurity incident. We practice our response to potential cybersecurity incidents through regular tabletop exercises. We also perform threat hunting and red team exercises.
Through these processes, during our fiscal year 2023 and through the date of this filing we did not identify risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see the section titled “Item 1A. Risk Factors – Business and Operational Risk Factors - We have in the past experienced and in the future could experience unauthorized access into our information systems.”
Governance of Cybersecurity Risk Management
Our board of directors, as a whole, has oversight responsibility for Charles River’s strategic and operational risks. The Audit Committee of the Board of Directors has been delegated by the Board responsibility by reviewing and discussing Charles River’s risk assessment and risk management practices, including cybersecurity risks, with members of management. The Audit Committee, in turn, periodically discusses its review and assessment with the board of directors.
Our management team is responsible for day-to-day assessment and management of cybersecurity risks. On our management team, our Chief Information Officer has primary oversight of material risks from cybersecurity threats. The Chief Information Officer is Charles River’s Senior Vice President responsible for the Global Technology organization and for information protection at Charles River. The Chief Information Officer has more than 25 years of experience in the field, including serving as the Senior Vice President of Charles River’s Digital Transformation organization, leading the development and implementation of information technology strategies and roadmaps for digital and automation solutions.
Our Chief Information Security Officer reports to our Chief Information Officer. Our Chief Information Security Officer has more than 25 years of experience working in information technology-related roles, of which 10 years has been in information security leadership, and holds degrees in bio-medical engineering and computer science.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Our Chief Information Officer and Chief Information Security Officer assess our cybersecurity readiness through internal assessment tools as well as third-party control tests, vulnerability assessments, audits, and evaluation against industry standards. We have governance and compliance structures that are designed to elevate issues relating to cybersecurity to our Chief Information Officer and Chief Information Security Officer, such as potential threats or vulnerabilities. We also employ various defensive and monitoring techniques based on industry frameworks and cybersecurity standards.
Our Chief Information Officer and our Chief Information Security Officer meet annually with the full Board, and periodically, but generally at least quarterly, with the Chief Executive Officer, Chief Operations Officer, and Audit Committee to review the company’s information technology systems and discuss key cybersecurity risks. Our Chief Information Security Officer has direct access to the Chair of our Audit Committee and keeps the Audit Committee apprised of any developments that may emerge in between regularly scheduled meetings that require its attention. Additionally, our Incident Response Plan includes escalation protocols to raise occurrences that require attention from the Audit Committee or the board of directors as a whole.
Item 2.    Properties
Approximately 60% of our real estate portfolio (by area) is owned including all facilities over 200,000 square feet. The remaining facilities are owned or covered by either land or facility leases. Within the DSA business, we own or lease large facilities (greater than 50,000 square feet) in 9 countries including the U.S., Canada, Scotland, France, China, Netherlands, and Hungary. We own large RMS facilities in Canada, France, England and the U.S with additional large facilities leased in China and the U.S. Manufacturing is supported in over 10 countries with large, owned properties in the U.S., Ireland, and China which are supplemented by additional leased facilities in the U.S., England, France, and Germany. None of our leases is individually material to our business operations.
Many of our leases have an option to renew and we believe that we will be able to successfully renew expiring leases on satisfactory terms. In each of our reportable segments, we believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information, see Note 17. Leases included in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.
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
Item 3.    Legal Proceedings
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of December 30, 2023, which reflects the value of the shipments in accordance with the Company’s inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena, primarily related to the sourcing of non-human primates, and the Company is cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. The Company filed a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. The Company intends to file a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the derivative lawsuit to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
Item 4.    Mine Safety Disclosures
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold during fiscal year 2023.
Shareholders
As of January 27, 2024, there were 67 registered shareholders of the outstanding shares of common stock.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the fourth quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1, 2023 to October 28, 2023	133	$195.40	—	$129,105
October 29, 2023 to November 25, 2023	17	167.72	—	129,105
November 26, 2023 to December 30, 2023	440	197.08	—	129,105
Total	590		—
Our Board of Directors has authorized, in aggregate, a stock repurchase program of $1.3 billion. During the fourth quarter of fiscal year 2023, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of December 30, 2023, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on December 29, 2018 and ending on December 30, 2023 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the S&P 500 Health Care Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company’s performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor’s Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index and
The S&P 500 Health Care Index

	Fiscal Year
	2018	2019	2020	2021	2022	2023
Charles River Laboratories International, Inc.	$100	$136	$225	$330	$195	$212
S&P 500	100	131	156	200	164	207
S&P 500 Health Care	100	121	137	173	170	173
Item 6.    Reserved
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. A discussion of our results of operations for the fiscal year ended December 31, 2022 and a comparison of our results for the fiscal years ended December 31, 2022 and December 25, 2021 was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Certain percentage changes may not recalculate due to rounding.
Overview
We are a leading, full service, non-clinical global drug development partner. For over 75 years, we have been in the business of providing the research models required in the research and development of new drugs, devices, and therapies. Over this time, we have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that supports our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities, including our contract development and manufacturing organization (CDMO) business. Utilizing our broad portfolio of products and services enables our clients to create a more efficient and flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
Our client base includes major global pharmaceutical companies, many biotechnology companies; agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions, and government agencies around the world. We currently operate in 155 sites and in over 20 countries worldwide, which numbers exclude certain Insourcing Solutions (IS) sites.
Segment Reporting
Our three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing).
Our RMS reportable segment includes the Research Models, Research Model Services, and Cell Solutions businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities as well as our own vivarium space, utilizing our Charles River Accelerator and Development Lab (CRADL) option. Cell Solutions provides controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow.
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
Business Trends
In fiscal year 2023, biopharmaceutical clients reprioritized their drug development programs and were more cautious with their budgetary spending amidst the uncertainty in the broader market environment, including a slowdown in biotechnology funding activities, as well as macroeconomic challenges, including higher interest rates. The demand and pricing for our products and services continued to increase in fiscal year 2023, but at a slower pace than in recent years.
Despite the near-term market pressures, many of our pharmaceutical and biotechnology clients continued to benefit from the long-term value of strategic outsourcing to improve their operating efficiency and to access capabilities that they do not maintain internally. Many of our large biopharmaceutical clients have continued to increase investments in their drug discovery and early-stage development efforts and have strengthened their relationships with outsourced partners, like Charles River, and biotechnology companies to assist them in bringing new drugs to market. While these clients were more cautious with their early-stage R&D spending in fiscal year 2023, these large biopharmaceutical clients were the principal driver of revenue growth. A reduction in the biotechnology funding environment from peak levels in 2021 resulted in a moderation of demand from small and mid-size biotechnology clients. We have recently experienced an increase in our allowance for credit losses, which increased to $25.7 million as of December 30, 2023 from $11.3 million as of December 31, 2022 and may expect this trend to continue if the biotechnology funding environment remains consistent or further softens. Our ability to continue to deliver our leading suite of research and non-clinical development solutions has endeavored our clients to continue to choose to partner with us for our flexible and efficient outsourcing solutions, broad scientific capabilities, and global scale.
Revenue for RMS increased, principally driven by pricing. China reported healthy growth rates despite pressure from more cautious spending on biomedical research activity from clients within China. Demand for research model services continued to perform well, led by our Insourcing Solutions business, particularly our CRADL™ operations. Clients are increasingly adopting CRADL™’s flexible model to access vivarium space without having to invest in internal infrastructure. To support client demand, we have expanded CRADL™’s footprint both organically and through the acquisition of Explora BioLabs in April 2022. We are confident that research models and services will remain essential tools for our clients’ drug discovery and early-stage development efforts.
DSA continued to benefit from sustained trends in fiscal year 2023. The Safety Assessment revenue growth rate moderated due to our clients’ budgetary spending constraints but continued to report a solid growth rate for the fiscal year due to a combination of price increases and study volume. Safety Assessment growth was supported by the meaningful scale of the backlog for this business, although it has recently decreased. DSA backlog decreased to $2.45 billion as of December 30, 2023 from $3.15 billion as of December 31, 2022.
We believe that our comprehensive scientific capabilities and global scale, as well as the breadth and depth of our scientific expertise, quality, and responsiveness remain key criteria when our clients make the decision to outsource to us. Biotechnology clients continue to move their programs forward and utilize outsourcing to achieve their goal of more efficient and effective drug research to bring innovative new therapies to market. We continued to enhance our Discovery Services capabilities to provide clients with a comprehensive portfolio that enables them to start working with us at the earliest stages of the discovery process. We have accomplished this in recent years through acquisitions and by adding cutting-edge capabilities to our discovery toolkit through technology partnerships. In fiscal year 2023, demand in our Discovery Services business declined, as clients reprioritize their program and conserve their early-stage spending, which resulted in lower proposal activity and a longer lead time to commence new projects.
Revenue for our products and services that support our clients’ manufacturing activities increased across most of our Manufacturing Solutions businesses in fiscal year 2023 however, demand in this reportable segment was impacted by clients’ more cautious spending trends in fiscal year 2023, as well as destocking activities and other challenges associated with CDMO and biopharmaceutical clients. Demand for our cell and gene therapy CDMO services improved meaningfully in fiscal year 2023 as the initiatives that we have implemented to improve the performance of our CDMO business gained traction and generated a healthy pipeline of new business opportunities including working on two commercial products. Charles River remains a premier scientific partner for development, testing, and manufacturing of advanced drug modalities and the acquisition of the CDMO businesses in 2021, Cognate and Vigene, further enhanced our presence in the high-growth cell and gene therapy sector.
In response to recent trends described above, we have undertaken restructuring actions within all reportable segments at various locations across North America, Europe and Asia. This includes workforce right-sizing actions, resulting in severance and transition costs; and costs related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
charges. Restructuring charges recognized during fiscal year 2023 were approximately $30 million, of which $18 million related to asset impairment and accelerated depreciation charges and $12 million related to severance charges. We expect that these effectuated actions as well as other upcoming planned actions will result in approximately $60 million to $70 million of cost savings on an annualized basis.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. We continue to make strategic acquisitions designed to expand our portfolio of products and services to support the drug discovery and development continuum. Our recent acquisitions are described below.
On November 30, 2023, we completed our acquisition of an additional 41% equity interest of Noveprim Group (“Noveprim”), a leading provider of non-human primates (“NHPs”) used for biomedical, pharmaceutical and toxicological research purposes, resulting in a 90% controlling interest. The acquisition strengthens and diversifies the supply chain for our DSA segment. We had previously acquired a 49% equity stake in 2022 for $90.0 million up-front and additional future contingent payments up to $5.0 million based on future performance. The total preliminary purchase price for the Noveprim acquisition is $374.8 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $198.8 million which includes a remeasurement gain on the 49% equity investment of $103.2 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $13.8 million. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment for NHPs vertically integrated into our Safety Assessment supply chain and the RMS reportable segment for NHPs sold to third party customers.
On January 30, 2023, we acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, net of $0.4 million in cash, inclusive of a 20% strategic equity interest previously owned by us of $12.6 million. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
On April 5, 2022, we acquired Explora BioLabs Holdings, Inc. (Explora BioLabs), a provider of contract vivarium research services, providing biopharmaceutical clients with turnkey in vivo vivarium facilities, management and related services to efficiently conduct their early-stage research activities. The acquisition of Explora BioLabs complements our existing Insourcing Solutions business, specifically our CRADL™ footprint, and offers incremental opportunities to partner with an emerging client base, many of which are engaged in cell and gene therapy development. The purchase price of Explora BioLabs was $284.5 million, net of $6.6 million in cash acquired. The acquisition was funded through proceeds from our Credit Facility. This business is reported as part of our RMS reportable segment.
Recent Divestiture
We routinely evaluate strategic fit and fundamental performance of our global infrastructure and divest operations that do not meet key business criteria or where capital could be better deployed in other long-term growth opportunities. On December 20, 2022, we completed the sale of our Avian Vaccine Services (Avian) business to a private investor group for a preliminary purchase price of $167 million in cash, subject to certain customary closing adjustments, and future contingent payments up to an additional $30 million. Prior to divestiture, this business was reported in our Manufacturing reportable segment.
U.S. Government Investigations into Non-Human Primate Supply Chain
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of December 30, 2023, which reflects the value of the shipments in accordance with our inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena, primarily related to the sourcing of non-human primates, and the Company is cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities. Refer to Item 1A, “Risk Factors” disclosed herein for our assessment of risk factors surrounding this matter.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Depending on which better depicts the transfer of value to the customer, we generally measure our progress using either cost-to-cost (input method) or right-to-invoice (output method). We use the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as we incur costs on our contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right-to-invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on discrete service or time-based increments, such as samples tested or labor hours incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of our performance to date. During fiscal year 2023, $2.6 billion, or approximately 60%, of our total revenue recognized ($4.1 billion) is DSA service revenue transferred over time.
Intangible Assets (including Goodwill) and certain Biological Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets (including goodwill) and certain biological assets, which represent a significant portion of the purchase price in certain recent acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such assets are amortizable or non-amortizable and, if the former, the period and the method by which the asset will be amortized. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of these assets. Typically, key assumptions include projections of cash flows that arise from these assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.
In our recent acquisitions, customer relationship intangible assets (also referred to as client relationships) and certain biological assets have been the most significant identifiable assets acquired. To determine the fair value of the acquired client relationships and biological assets, we utilized the multiple period excess earnings model (a commonly accepted valuation technique), which includes the following key assumptions: projections of cash flows from the acquired entities, which included future revenue, cost of revenue, operating income margins, customer attrition rates, productivity rates; as well as discount rates based on a market participant’s weighted average cost of capital. The value of the client relationship acquired was $23 million for fiscal year 2023 and $64 million for fiscal year 2022. The value of the biological assets acquired was $168 million for fiscal year 2023.
We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. No significant impairments were recognized during fiscal years 2023 and 2022.
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
We perform the quantitative impairment test where we compare the fair value of our reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then we would record an impairment loss equal to the difference. In fiscal years 2023 and 2022 we performed the quantitative goodwill impairment test for our reporting units. Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information about our company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Our 2023 and 2022 impairment tests indicated that goodwill was not impaired.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, net of any sublease income, if applicable, and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. We may also estimate fair value based on market prices for similar assets, as appropriate. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets. Long-lived asset impairments of $42 million were recognized during fiscal year 2023 and no significant impairments were recognized during 2022.
Income Taxes
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our valuation allowance was $304.2 million as of December 30, 2023. In the event actual results differ from our estimates, we will adjust our estimates in future periods and may establish additional allowances or reversals as necessary.
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
Our global operations make the effective tax rate sensitive to significant tax law changes. Several countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development’s (OECD) international tax framework, including the Pillar II global minimum tax regime with effect from January 1, 2024 or later. We are currently monitoring these developments, but do not expect there to be a material financial impact.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for fiscal year 2023 was $4.1 billion compared to $4.0 billion in fiscal year 2022. The 2023 increase as compared to the corresponding period in 2022 was $153.3 million, or 3.9%, and was primarily due to increased volume and pricing within our Safety Assessment business and our recent acquisition of Explora BioLabs; partially offset by the divestiture of our Avian business and the effect of changes in foreign currency exchange rates when compared to fiscal year 2022.
In fiscal year 2023, our operating income and operating income margin were $617.3 million and 14.9%, respectively, compared with $651.0 million and 16.4%, respectively, in fiscal year 2022. The decrease in operating income and operating income margins for fiscal year 2023 was primarily due to higher operating costs within our Manufacturing segment, restructuring and asset impairment charges principally in our DSA and Manufacturing segments, and the divestiture of the Avian business; partially offset by contributions of higher revenue described above.
Net income attributable to common shareholders decreased to $474.6 million in fiscal year 2023, from $486.2 million in the corresponding period of 2022. The decrease in net income attributable to common shareholders of $11.6 million was primarily due to lower operating income described above and higher interest expense due to higher interest rates on our variable debt, partially offset by lower income tax expense during fiscal year 2023 compared to the corresponding period of 2022.
During fiscal year 2023, our cash flows from operations was $683.9 million compared with $619.6 million for fiscal year 2022. The increase in net cash provided by operating activities was primarily driven by the amounts and timing of compensation payments and inventory purchases.
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Fiscal Year
	2023	2022	$ change	% change
	(in thousands, except percentages)
Service revenue	$3,440,019	$3,216,904	$223,115	6.9%
Product revenue	689,390	759,156	(69,766)	(9.2)%
	$4,129,409	$3,976,060	$153,349	3.9%

	Fiscal Year
	2023	2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$792,343	$739,175	$53,168	7.2%	(0.6)%
DSA	2,615,623	2,447,316	168,307	6.9%	0.3%
Manufacturing	721,443	789,569	(68,126)	(8.6)%	0.4%
Total revenue	$4,129,409	$3,976,060	$153,349	3.9%	0.2%
Analysis of Segment Results
The following table presents operating income by reportable segment:

	Fiscal Year
	2023	2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$154,666	$160,410	$(5,744)	(3.6)%	(1.4)%
DSA	606,076	532,889	73,187	13.7%	1.9%
Manufacturing	88,329	167,084	(78,755)	(47.1)%	1.3%
Unallocated corporate	(231,810)	(209,408)	(22,402)	10.7%	(0.1)%
Total operating income	$617,261	$650,975	$(33,714)	(5.2)%	1.6%
Operating income % of revenue	14.9%	16.4%		(150) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
RMS

	Fiscal Year
	2023	2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$792,343	$739,175	$53,168	7.2%	(0.6)%
Cost of revenue (excluding amortization of intangible assets)	509,970	455,607	54,363	11.9%
Selling, general and administrative	105,965	102,795	3,170	3.1%
Amortization of intangible assets	21,742	20,363	1,379	6.8%
Operating income	$154,666	$160,410	$(5,744)	(3.6)%	(1.4)%
Operating income % of revenue	19.5%	21.7%		(220) bps
RMS revenue increased $53.2 million due primarily to higher research model services revenue, specifically the Insourcing Solutions business, which included the acquisition of Explora BioLabs contributing $15.6 million, higher small research model product revenue in North America and China, and higher large model product revenue due to the acquisition of Noveprim, which contributed $6.1 million; partially offset by the effect of changes in foreign currency exchange rates and the impact of the 53rd week in fiscal year 2022, which had contributed $7.4 million to revenue.
RMS operating income decreased $5.7 million compared to fiscal year 2022. RMS operating income as a percentage of revenue for fiscal year 2023 was 19.5%, a decrease of 220 bps from 21.7% for fiscal year 2022. Operating income and operating income as a percentage of revenue decreased due to higher amortization, operating, and staffing costs due to the acquisition of Explora BioLabs; mix of small research models products and services; and the effect of changes in foreign currency exchange rates.
DSA

	Fiscal Year
	2023	2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$2,615,623	$2,447,316	$168,307	6.9%	0.3%
Cost of revenue (excluding amortization of intangible assets)	1,675,472	1,617,760	57,712	3.6%
Selling, general and administrative	263,770	213,870	49,900	23.3%
Amortization of intangible assets	70,305	82,797	(12,492)	(15.1)%
Operating income	$606,076	$532,889	$73,187	13.7%	1.9%
Operating income % of revenue	23.2%	21.8%		140 bps
DSA revenue increased $168.3 million due primarily to service revenue which increased in the Safety Assessment business due to increased demand, principally biopharmaceutical clients, pricing of services, and the acquisition of SAMDI contributing $7.0 million to service revenue; partially offset by decreases in our Discovery Services business and the effect of changes in foreign currency exchange rates and the impact of the 53rd week in fiscal year 2022, which had contributed $37.1 million to revenue.
DSA operating income increased $73.2 million compared to fiscal year 2022. DSA operating income as a percentage of revenue for fiscal year 2023 was 23.2%, an increase of 140 bps from 21.8% for fiscal year 2022. Operating income and operating income as a percentage of revenue increased primarily due to the contribution of higher revenue described above and lower amortization of intangible assets; partially offset by higher legal costs incurred in connection with investigations by the U.S government into the non-human primate supply chain, asset impairment charges related to a Discovery Services site closure and a recently divested site related to our Safety Assessment business, and the absence of certain favorable acquisition-related adjustments to contingent consideration arrangements incurred during 2022 which are recorded in selling, general and administrative costs.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Manufacturing

	Fiscal Year
	2023	2022	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$721,443	$789,569	$(68,126)	(8.6)%	0.4%
Cost of revenue (excluding amortization of intangible assets)	441,411	440,042	1,369	0.3%
Selling, general and administrative	146,311	139,027	7,284	5.2%
Amortization of intangible assets	45,392	43,416	1,976	4.6%
Operating income	$88,329	$167,084	$(78,755)	(47.1)%	1.3%
Operating income % of revenue	12.2%	21.2%		(900) bps
Manufacturing revenue decreased $68.1 million due primarily to the divestiture of our Avian business, which decreased revenue by $77.3 million, lower services revenue from our Biologics Testing business, and the impact of the 53rd week in fiscal year 2022 which contributed $8.2 million to revenue in the prior year; partially offset by increased CDMO and Microbial Solutions service revenue.
Manufacturing operating income decreased $78.8 million compared to fiscal year 2022. Manufacturing operating income as a percentage of revenue for fiscal year 2023 was 12.2%, a decrease of 900 bps from 21.2% for fiscal year 2022. Operating income and operating income as a percentage of revenue decreased primarily due to the divestiture of our Avian business, higher charges related to restructuring activities, and lower operating income due to higher operating costs within our Biologics Solutions business, an asset impairment charge, and the absence of a $19 million impact of a favorable ruling from tax authorities on certain indirect tax positions recorded within selling, general and administrative expense in the corresponding period in 2022.
Unallocated Corporate

	Fiscal Year
	2023	2022	$ change	% change
	(in thousands, except percentages)
Unallocated corporate	$231,810	$209,408	$22,402	10.7%
Unallocated corporate % of revenue	5.6%	5.3%		30 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $22.4 million, or 10.7%, compared to fiscal year 2022 is primarily related to an increase in our digital investments as well as higher variable compensation and benefits expenses. Costs as a percentage of revenue for fiscal year 2023 was 5.6%, an increase of 30 bps from 5.3% for fiscal year 2022.
Other Income (Expense)

	Fiscal Year
	December 30, 2023	December 31, 2022	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$5,196	$780	$4,416	566.2%
Interest expense	(136,710)	(59,291)	(77,419)	130.6%
Other income, net	95,537	30,523	65,014	213.0%
Total other expense, net	$(35,977)	$(27,988)	$(7,989)	28.5%
Interest expense for fiscal year 2023 was $136.7 million, an increase of $77.4 million, or 130.6%, compared to $59.3 million in fiscal year 2022. The increase was due primarily to higher interest rates, and the absence of $49.7 million of gains recognized in connection with a debt-related foreign exchange forward contract in the corresponding period in 2022.
Other income, net for fiscal year 2023 was $95.5 million, an increase of $65.0 million, or 213.0%, compared to $30.5 million for fiscal year 2022. The increase was due primarily to a gain on acquisition of $98.5 million for Noveprim, the absence of $46.5 million of foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency, and lower net losses incurred on our venture capital, other strategic equity investments, and life insurance investments as compared to fiscal year 2022; partially offset by the absence of a gain on the divestiture of our Avian business of $123.4 million in fiscal year 2022.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Income Taxes

	Fiscal Year
	2023	2022	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$100,914	$130,379	$(29,465)	(22.6)%
Effective tax rate	17.4%	20.9%		(350) bps
Income tax expense for fiscal year 2023 was $100.9 million, a decrease of $29.5 million compared to $130.4 million for fiscal year 2022. Our effective tax rate was 17.4% for fiscal year 2023 compared to 20.9% for fiscal year 2022. The decrease in our effective tax rate in fiscal year 2023 compared to fiscal year 2022 was primarily attributable to the impact of the non-taxable gain on Noveprim of $98.5 million; partially offset by a decreased tax benefit from stock-based compensation deductions.
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
The following table presents our cash, cash equivalents and short-term investments:

	December 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$2,234	$15,813
Held in non-U.S. entities	274,537	218,099
Total cash and cash equivalents	276,771	233,912
Short-term investments:
Held in non-U.S. entities	68	998
Total cash, cash equivalents and short-term investments	$276,839	$234,910
The following table presents our net cash provided by operating activities:

	Fiscal Year
	2023	2022
	(in thousands)
Net income	$480,370	$492,608
Adjustments to reconcile net income to net cash provided by operating activities	305,908	279,586
Changes in assets and liabilities	(102,380)	(152,554)
Net cash provided by operating activities	$683,898	$619,640
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, long-lived asset impairment changes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, changes in fair value of contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. During fiscal year 2023, our cash flows from operations was $683.9 million compared with $619.6 million for fiscal year 2022. The increase in net cash provided by operating activities was primarily driven by the amounts and timing of compensation payments and inventory purchases.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our net cash used in investing activities:

	Fiscal Year
	2023	2022
	(in thousands)
Acquisitions of businesses and assets, net of cash acquired	$(194,785)	$(283,392)
Capital expenditures	(318,528)	(324,733)
Proceeds from sale of businesses, net	—	163,275
Investments, net	(47,548)	(153,725)
Other, net	(2,294)	(9,347)
Net cash used in investing activities	$(563,155)	$(607,922)
The primary use of cash used in investing activities in fiscal year 2023 related to the acquisitions of Noveprim and SAMDI, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments. The primary use of cash used in investing activities in fiscal year 2022 related to the acquisition of Explora BioLabs, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments; partially offset by proceeds from the sale of our Avian business.
The following table presents our net cash used in financing activities:

	Fiscal Year
	2023	2022
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$776,353	$2,952,430
Payments on long-term debt, revolving credit facility, and finance lease obligations	(851,676)	(2,932,636)
Proceeds from exercises of stock options	25,597	25,110
Purchase of treasury stock	(24,155)	(38,651)
Purchases of additional equity interests, net	(4,784)	(30,533)
Payment of contingent considerations	(2,711)	(10,356)
Other, net	(4,145)	(7,761)
Net cash used in financing activities	$(85,521)	$(42,397)
For fiscal year 2023, net cash used in financing activities was primarily driven by debt repayments on our Credit Facility offset by borrowings to fund the recent acquisition of Noveprim.
Net cash used in financing activities also reflected treasury stock purchases of $24.2 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, $4.8 million payment to purchase the remaining 8% interest in our Vital River subsidiary, $4.0 million of dividends paid to noncontrolling interests, and $2.7 million of contingent consideration payments; partially offset by proceeds from exercises of employee stock options of $25.6 million. We did not pay any dividends on our Common Stock in fiscal year 2023 and have no current plans to do so in the coming fiscal year.
For fiscal year 2022, net cash used in financing activities reflected the net proceeds of $19.8 million on our Credit Facility and finance lease obligations. Included in the net proceeds are the following amounts:
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
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
Revolving facility	$1,129,243	$1,197,586
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.0% Senior Notes due 2031	500,000	500,000
Total	$2,629,243	$2,697,586
The interest rates applicable to the Credit Facility are equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio. In March 2023 and in conjunction with the Credit Agreement second amendment (Second Amendment) the Company modified the variable rate on the Credit Facility from adjusted LIBOR to adjusted term SOFR. All outstanding U.S. dollar borrowings remained at adjusted LIBOR through their respective interest reset periods in April 2023 and were then set to term SOFR.
Our 2028 Senior Notes have semi annual interest payments due May 1 and November 1. Our 2029 and 2031 Senior Notes have semi annual interest payments due March 15 and September 15.
During the fourth fiscal quarter of 2022, we entered into an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to our floating rate borrowings under the Credit Facility, at a fixed rate of 4.70%. In March 2023 and in conjunction with the Second Amendment, we modified the variable rate on our interest rate swap from 1-month LIBOR to 1-month term SOFR. Effective with the modification we will pay a fixed rate of 4.65% on our swap maturing November 2, 2024. The transition did not have an impact on our hedge accounting or a material impact to our consolidated financial statements.
Our off-balance sheet commitments related to our outstanding letters of credit as of December 30, 2023 were $21.6 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, British Pound, and Canadian Dollar. During fiscal year 2023, the most significant drivers of foreign currency translation adjustment we recorded as part of other comprehensive income (loss) were the British Pound, Euro, Canadian Dollar, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For fiscal year 2023, our revenue would have decreased by $126.7 million and our operating income would have decreased by $2.8 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
We entered into foreign exchange forward contracts during fiscal year December 31, 2022 to limit our foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under the Credit Facility. Refer to Note 11. Debt and Other Financing Arrangements to our consolidated financial statements contained in Item

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details regarding these types of forward contracts.
Repurchases of Common Stock
During fiscal year 2023, we did not repurchase any shares under our authorized $1.3 billion stock repurchase program. As of December 30, 2023, we had $129.1 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During fiscal year 2023, we acquired 0.1 million shares for $24.2 million through such netting.
Commitments and Other Purchasing Arrangements
We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance, and other operating expenses. As of December 30, 2023, we had $757.4 million of operating leases inclusive of future minimum rental commitments under non-cancellable operating leases, net of income from subleases as well as $39.9 million of financing leases. The expected payments of our operating and finance lease liabilities over the next twelve months are $70.6 million and $3.8 million, respectively as of December 30, 2023.
In addition to the obligations on the balance sheet at December 30, 2023, we entered into unconditional purchase obligations in the ordinary course of business. Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 30, 2023, we had approximately $390 million of unconditional purchase obligations, the majority of which are expected to be settled during 2024.
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of December 30, 2023 was $212.9 million, of which we funded $145.2 million through December 30, 2023.
Refer to Note 8. Venture Capital and Strategic Equity Investments to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details.
In connection with certain business and asset acquisitions, we agreed to make additional payments based upon the achievement of certain financial targets and other milestones in connection with the respective acquisition. As of December 30, 2023, we had approximately $98 million of gross contingent payments, of which $33 million are expected to be paid.
We have certain federal and state income tax liabilities of $32.4 million relating to the one-time Transition Tax on unrepatriated earnings under the 2017 Tax Act. The Transition Tax will be paid, interest free, over an eight-year period through 2026.
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
Item 8.    Financial Statements and Supplementary Data

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Charles River Laboratories International, Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Noveprim Group (“Noveprim”) from its assessment of internal control over financial reporting as of December 30, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Noveprim from our audit of internal control over financial reporting. Noveprim is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2023.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Acquisition of Noveprim – Valuation of Biological Assets
As described in Notes 1 and 2 to the consolidated financial statements, on November 30, 2023, the Company completed the acquisition of Noveprim, resulting in a 90% controlling interest. Of the acquired long-term assets, $167.8 million of biological assets were recorded. The determination of the fair value of biological assets requires the use of significant judgment using management’s best estimates of inputs and assumptions that a market participant would use. To determine the fair value, management utilized the multiple period excess earnings model, which relies on the following key assumptions: projections of cash flows from the acquired entities, which includes future revenue, cost of revenue, operating income margins, and productivity rates, as well as the discount rate based on market participant’s weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to the valuation of biological assets acquired in the acquisition of Noveprim is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the biological assets acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the cost of revenue, productivity rates, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the biological assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the biological assets acquired; (iii) evaluating the appropriateness of the multiple period excess earnings model; (iv) testing the completeness and accuracy of the underlying data used in the multiple period excess earnings model; and (v) evaluating the reasonableness of the significant assumptions used by management related to the cost of revenue, productivity rates, and discount rate. Evaluating management’s assumptions related to the cost of revenue and productivity rates involved considering (i) the past performance of Noveprim; (ii) the consistency with external research data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multiple period excess earnings model and (ii) the reasonableness of the discount rate assumption.
Discovery and Safety Assessment Service Revenue Recognized Over Time Using the Input Method
As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized Discovery and Safety Assessment (DSA) revenue from services and products transferred over time of $2,611.6 million for the year-ended December 30, 2023, of which the majority relates to services that are delivered to the customer based on the extent of progress towards completion of the performance obligation that management

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
measures using the cost-to-cost (input method). Management uses the input method measure of progress when it best depicts the transfer of value to the customer, which occurs as the Company incurs costs on its contract, generally related to fixed fee service contracts. Under the input method measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The cost calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred.
The principal considerations for our determination that performing procedures relating to DSA service revenue recognized over time using the input method is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to DSA service revenue recognized over time using the input method, including controls over the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, review of contracts, testing of budget versus actual costs incurred, and testing of revenue recognition. These procedures also included, among others (i) reading contracts and reports describing the results of services provided for a sample of DSA service contracts; (ii) testing management’s process for determining the amount of DSA service revenue recognized over time for a sample of DSA service contracts; (iii) evaluating the appropriateness of the input method used by management; (iv) evaluating the reasonableness of the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations through performing a retrospective comparison of actual costs incurred to historical estimated costs for completed service contracts; and (v) testing actual costs incurred for a sample of in-progress service contracts by examining evidence of costs incurred.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 14, 2024

We have served as the Company’s auditor since 1999.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2023	2022	2021
Service revenue	$3,440,019	$3,216,904	$2,755,579
Product revenue	689,390	759,156	784,581
Total revenue	4,129,409	3,976,060	3,540,160
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	2,295,983	2,143,318	1,837,487
Cost of products sold (excluding amortization of intangible assets)	330,870	370,091	368,035
Selling, general and administrative	747,855	665,098	619,919
Amortization of intangible assets	137,440	146,578	124,857
Operating income	617,261	650,975	589,862
Other income (expense):
Interest income	5,196	780	652
Interest expense	(136,710)	(59,291)	(73,910)
Other income (expense), net	95,537	30,523	(35,894)
Income before income taxes	581,284	622,987	480,710
Provision for income taxes	100,914	130,379	81,873
Net income	480,370	492,608	398,837
Less: Net income attributable to noncontrolling interests	5,746	6,382	7,855
Net income attributable to common shareholders	$474,624	$486,226	$390,982

Earnings per common share
Net income attributable to common shareholders:
Basic	$9.27	$9.57	$7.77
Diluted	$9.22	$9.48	$7.60

Weighted-average number of common shares outstanding:
Basic	51,227	50,812	50,293
Diluted	51,451	51,301	51,425

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2023	2022	2021
Net income	$480,370	$492,608	$398,837
Other comprehensive income (loss):
Foreign currency translation adjustment	70,651	(129,091)	(29,493)
Pension and other post-retirement benefit plans (Note 14):
Prior service cost and (losses) gains arising during the period	(5,376)	24,471	(1,193)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	736	3,337	1,678
Unrealized gains (losses) on hedging instruments	2,490	(1,523)	—
Other comprehensive income (loss), before income taxes	68,501	(102,806)	(29,008)
Less: Income tax (benefit) expense related to items of other comprehensive income (Note 12)	4,071	(1,905)	(3,965)
Comprehensive income, net of income taxes	544,800	391,707	373,794
Less: Comprehensive income related to noncontrolling interests, net of income taxes	4,546	2,798	8,678
Comprehensive income attributable to common shareholders, net of income taxes	$540,254	$388,909	$365,116

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$276,771	$233,912
Trade receivables and contract assets, net of allowances for credit losses of $25,722 and $11,278, respectively	780,375	752,390
Inventories	380,259	255,809
Prepaid assets	87,879	89,341
Other current assets	83,378	107,580
Total current assets	1,608,662	1,439,032
Property, plant and equipment, net	1,639,741	1,465,655
Venture capital and strategic equity investments	243,811	311,602
Operating lease right-of-use assets, net	394,029	391,762
Goodwill	3,095,045	2,849,903
Intangible assets, net	864,051	955,275
Deferred tax assets	40,279	41,262
Other assets	309,383	148,279
Total assets	$8,195,001	$7,602,770
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$168,937	$205,915
Accrued compensation	213,290	197,078
Deferred revenue	241,820	264,259
Accrued liabilities	227,825	219,758
Other current liabilities	203,210	204,575
Total current liabilities	1,055,082	1,091,585
Long-term debt, net and finance leases	2,647,147	2,707,531
Operating lease right-of-use liabilities	419,234	389,745
Deferred tax liabilities	191,349	215,582
Other long-term liabilities	223,191	174,822
Total liabilities	4,536,003	4,579,265
Commitments and contingencies (Notes 2, 11, 13, 14 and 18)
Redeemable noncontrolling interest	56,722	42,427
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,338 shares issued and outstanding as of December 30, 2023 and 50,944 shares issued and outstanding as of December 31, 2022	513	509
Additional paid-in capital	1,905,578	1,804,940
Retained earnings	1,887,218	1,432,901
Treasury stock, at cost, zero shares as of December 30, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(196,427)	(262,057)
Total equity attributable to common shareholders	3,596,882	2,976,293
Noncontrolling interests (nonredeemable)	5,394	4,785
Total equity	3,602,276	2,981,078
Total liabilities, redeemable noncontrolling interests and equity	$8,195,001	$7,602,770
See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2023	2022	2021
Cash flows relating to operating activities
Net income	$480,370	$492,608	$398,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,124	303,870	265,540
Stock-based compensation	72,048	73,617	71,474
Loss on debt extinguishment and amortization of other financing costs	3,967	4,118	29,964
Deferred income taxes	(50,903)	(35,884)	(24,006)
Long-lived asset impairment charges	41,911	5,816	733
(Gain) loss on venture capital and strategic equity investments, net	(97,827)	26,775	30,420
Provision for credit losses	18,225	6,706	1,657
Loss (gain) on divestitures, net	961	(123,405)	(25,026)
Changes in fair value of contingent consideration arrangements	1,810	(3,753)	(34,303)
Other, net	1,592	21,726	2,567
Changes in assets and liabilities:
Trade receivables and contract assets, net	(33,434)	(150,570)	(26,633)
Inventories	(62,301)	(78,523)	(25,159)
Accounts payable	(20,427)	(2,652)	44,901
Accrued compensation	12,447	(42,164)	44,304
Deferred revenue	(21,743)	57,658	(13,402)
Customer contract deposits	(15,564)	30,457	16,925
Other assets and liabilities, net	38,642	33,240	2,006
Net cash provided by operating activities	683,898	619,640	760,799
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(194,785)	(283,392)	(1,293,095)
Capital expenditures	(318,528)	(324,733)	(228,772)
Purchases of investments and contributions to venture capital investments	(54,215)	(158,274)	(45,555)
Proceeds from sale of investments	6,667	4,549	6,532
Proceeds from sale of businesses, net	—	163,275	122,694
Other, net	(2,294)	(9,347)	264
Net cash used in investing activities	(563,155)	(607,922)	(1,437,932)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	776,353	2,952,430	6,951,113
Proceeds from exercises of stock options	25,597	25,110	45,652
Payments on long-term debt, revolving credit facility, and finance lease obligations	(851,676)	(2,932,636)	(6,242,877)
Purchase of treasury stock	(24,155)	(38,651)	(40,707)
Payment of debt extinguishment and financing costs	—	—	(38,255)
Payments of contingent consideration	(2,711)	(10,356)	(2,328)
Purchases of additional equity interests, net	(4,784)	(30,533)	—
Other, net	(4,145)	(7,761)	—
Net cash (used in) provided by financing activities	(85,521)	(42,397)	672,598
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8,044	25,579	17,730
Net change in cash, cash equivalents, and restricted cash	43,266	(5,100)	13,195
Cash, cash equivalents, and restricted cash, beginning of period	241,214	246,314	233,119
Cash, cash equivalents, and restricted cash, end of period	$284,480	$241,214	$246,314

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 26, 2020	49,767	$498	$1,627,564	$625,414	$(138,874)	—	$—	$2,114,602	$3,567	$2,118,169
Net income	—	—	—	390,982	—	—	—	390,982	2,480	393,462
Other comprehensive (loss)	—	—	—	—	(25,866)	—	—	(25,866)	—	(25,866)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,885)	(1,885)
Adjustment to noncontrolling interest fair value	—	—	(21,312)	—	—	—	—	(21,312)	—	(21,312)
Issuance of stock under employee compensation plans	861	8	45,639	—	—	—	—	45,647	—	45,647
Purchase of treasury shares	—	—	—	—	—	148	(40,707)	(40,707)	—	(40,707)
Retirement of treasury shares	(148)	(1)	(5,061)	(35,645)	—	(148)	40,707	—	—	—
Stock-based compensation	—	—	71,474	—	—	—	—	71,474	—	71,474
December 25, 2021	50,480	505	1,718,304	980,751	(164,740)	—	—	2,534,820	4,162	2,538,982
Net income	—	—	—	486,226	—	—	—	486,226	2,362	488,588
Other comprehensive (loss)	—	—	—	—	(97,317)	—	—	(97,317)	—	(97,317)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,739)	(1,739)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(7,507)	—	—	—	—	(7,507)	—	(7,507)
Issuance of stock under employee compensation plans	594	5	25,100	—	—	—	—	25,105	—	25,105
Purchase of treasury shares	—	—	—	—	—	130	(38,651)	(38,651)	—	(38,651)
Retirement of treasury shares	(130)	(1)	(4,574)	(34,076)	—	(130)	38,651	—	—	—
Stock-based compensation			73,617					73,617	—	73,617
December 31, 2022	50,944	509	1,804,940	1,432,901	(262,057)	—	—	2,976,293	4,785	2,981,078
Net income	—	—	—	474,624	—	—	—	474,624	2,254	476,878
Other comprehensive income	—	—	—	—	65,630	—	—	65,630	—	65,630
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	5,694	—	—	—	—	5,694	—	5,694
Gain on purchase of remaining equity interest of Vital River redeemable noncontrolling interest	—	—	1,151	—	—	—	—	1,151	—	1,151
Issuance of stock under employee compensation plans	499	5	25,592	—	—	—	—	25,597	—	25,597
Purchase of treasury shares	—	—	—	—	—	105	(24,155)	(24,155)	—	(24,155)
Retirement of treasury shares	(105)	(1)	(3,847)	(20,307)	—	(105)	24,155	—	—	—
Stock-based compensation			72,048					72,048	—	72,048
December 30, 2023	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
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
Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities and utilizing our Charles River Accelerator and Development Lab (CRADL™) offering, which provides vivarium space to clients, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models, and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Cell Solutions, which supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow.
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
Newly Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” ASU 2022-04 requires quantitative and qualitative disclosures about the use of supplier finance programs. The ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for selected disclosures, and will be applied on a prospective basis. The Company participates in certain supplier finance programs that are immaterial to the consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements, but does not believe there will be a material impact.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, trade receivables and contract assets. The Company places cash and cash equivalents and investments in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables and contract assets are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables and contract assets, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. No single client accounted for more than 3.5% of revenue in fiscal years 2023, 2022, or 2021 or trade receivables as of December 30, 2023 or December 31, 2022.
Fair Value Measurements
The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and requires certain disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Inventories
The Company’s inventories consist of raw materials, work in process and finished product related primarily to small models, large models, cell solutions, microbial solutions, and CDMO products. Inventories are stated at the lower of cost or net realizable value. Inventory value is generally based on the standard cost method for all businesses. Standard costs are trued-up to reflect actual cost. For small models inventory, costs include direct materials such as feed and bedding, costs of personnel directly involved in the care of the models, and an allocation of facility overhead. For the large models inventory, costs are primarily the external cost paid to acquire the model along with certain direct materials, costs of personnel directly involved in the care of the models, and allocation of facility overhead costs. For cell solutions inventory, costs include direct materials, costs of personnel directly involved in the processing of products sold, and an allocation of facility overhead. For the microbial solutions and CDMO inventory, costs include direct materials, cost of personnel directly involved in the manufacturing and assembly of products sold, and an allocation of facility overhead. Inventory costs are charged to cost of revenue in the period the products are sold to an external party. The Company analyzes its inventory levels on a quarterly basis and writes down inventory that is determined to be damaged, obsolete or otherwise unmarketable, with a corresponding charge to cost of products sold.
Property, Plant and Equipment, Net
Property, plant and equipment, net, including improvements that significantly add to productive capacity or extend useful life, are carried at cost and are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The cost of normal, recurring, or periodic repairs and maintenance activities related to property, plant and equipment is expensed as incurred. In addition, the Company capitalizes certain internal use computer software development costs. Costs incurred during the preliminary project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs related to software obtained for internal use are expensed as incurred.
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
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. The Company allocates the amounts that it pays for each acquisition to the assets it acquires and liabilities it assumes based on their fair values at the dates of acquisition, including identifiable intangible assets and certain biological assets, which can represent a significant portion of the purchase price. The determination of the fair value of intangible and certain biological assets requires the use of significant judgment using management’s best estimates of inputs and assumptions that a market participant would use. Significant judgments include (i) the fair value; and (ii) whether such assets are amortizable or non-amortizable and, if the former, the period and the method by which the asset will be amortized. The Company utilizes commonly accepted valuation techniques, such as the income, cost, and market approaches as appropriate, in establishing the fair value of assets. Typically, key assumptions include projections of cash flows that arise from identifiable assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.
In recent acquisitions, customer relationship intangible assets (also referred to as client relationships) and certain biological assets are the most significant identifiable asset acquired. To determine the fair value of these acquired assets, the Company typically utilizes the multiple period excess earnings model (a commonly accepted valuation technique), which relies on the following key assumptions: projections of cash flows from the acquired entities, which includes future revenue, cost of revenue, operating income margins, customer attrition rates, and productivity rates; as well as discount rates based on a market participant’s weighted average cost of capital.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Definite-lived intangible assets, including client relationships, are amortized over the pattern in which the economic benefits of the intangible assets are utilized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.
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
Life Insurance Contracts
Investments in life insurance contracts are recorded at cash surrender value. The initial investment is remeasured based on fair value of underlying investments or contractual value each reporting period. Gains and losses from life insurance contracts are recorded in Other income (expense), net in the accompanying consolidated statements of income. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. The Company held 44 contracts at December 30, 2023 with a face value of $82.4 million and 44 contracts with a face value of $74.5 million at December 31, 2022, which are recorded in Other assets.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share is computed using the treasury stock method, assuming the exercise of stock options and the vesting of RSUs, or evaluating the performance conditions for PSUs to assess whether the conditions have been met, as well as their related income tax effects.
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
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2023 Acquisition
Noveprim Group
On November 30, 2023, the Company completed the acquisition of an additional 41% equity interest of Noveprim Group (Noveprim), a leading supplier of non-human primates (NHPs) located in Mauritius, resulting in a 90% controlling interest. The

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company had previously acquired a 49% equity interest in 2022 for $90.0 million plus additional contingent payments up to $5.0 million based on future performance. The total consideration allocable to the Noveprim acquisition is $374.8 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $198.8 million which includes a remeasurement gain on the 49% equity investment of $103.2 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $13.8 million. The contingent consideration fair value is estimated using a Monte Carlo Simulation model and the maximum contingent contractual payments are up to $55.0 million based on future performance and milestone achievements from in fiscal years 2023 through 2025. The Company has the call option right to purchase the remaining 10% equity interest up until one month after the sixth anniversary of closing the 41% equity interest. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller. The redemption price for the call/put is fixed and ranges from $47.0 million to $54.0 million depending on when exercised. The noncontrolling interest is classified as a redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheet. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers.
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
Fiscal 2021 Acquisitions
Vigene Biosciences, Inc.
On June 28, 2021, the Company acquired Vigene Biosciences, Inc. (Vigene), a gene therapy CDMO, providing viral vector-based gene delivery solutions. The acquisition enables clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. The purchase price of Vigene was $323.9 million, net of $2.7 million in cash. Included in the purchase price are contingent payments fair valued at $34.5 million, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $57.5 million based on future performance). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s Manufacturing reportable segment. As of December 30, 2023 and December 31, 2022 the fair value of the contingent consideration was zero as certain financial targets have not and are not expected to be achieved.
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
Distributed Bio, Inc.
On December 31, 2020, the Company acquired Distributed Bio, Inc. (Distributed Bio), a next-generation antibody discovery company with technologies specializing in enhancing the probability of success for delivering high-quality, readily formattable antibody fragments to support antibody and cell and gene therapy candidates to biopharmaceutical clients. The acquisition of Distributed Bio expands the Company’s capabilities with an innovative, large-molecule discovery platform, and creates an integrated, end-to-end platform for therapeutic antibody and cell and gene therapy discovery and development. The purchase price of Distributed Bio was $97.0 million, net of $0.8 million in cash. The total consideration includes $80.8 million cash paid, settlement of $3.0 million in convertible promissory notes previously issued by the Company during prior fiscal years, and $14.1 million of contingent consideration, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $21.0 million based on future performance and milestone achievements over a one-year period). The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment. During fiscal year 2022, $7.0 million of contingent consideration was paid as certain operational milestones were achieved. As of December 30, 2023, other financial targets associated with the contingent consideration were not met and the fair value of the remaining contingent consideration is zero.
Other Acquisition
On March 3, 2021, the Company acquired certain assets from a distributor that supports the Company’s DSA reportable segment. The purchase price was $35.4 million, which includes $19.5 million in cash paid ($5.5 million of which was paid in fiscal 2020), and $15.9 million of contingent consideration, which was estimated using a Monte Carlo Simulation model (the maximum contingent contractual payments are up to $17.5 million based on future performance over a three-year period). The fair value of the net assets acquired included $17.3 million of goodwill, $15.2 million attributed to supplier relationships (to be amortized over a 4-year period), and $3.0 million of property, plant, and equipment. The business is reported as part of the Company’s DSA reportable segment. As of December 30, 2023, the fair value of the contingent consideration was zero as certain operational targets were not achieved.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase price information
The purchase price allocation for acquisitions during fiscal years 2023 and 2022 was as follows:

	Noveprim Group(1)	SAMDI Tech, Inc.	Explora BioLabs
	November 30, 2023	January 27, 2023	April 5, 2022
	(in thousands)
Trade receivables	$1,308	$513	$7,679
Inventories	66,500	—	—
Other current assets (excluding cash)	3,965	75	1,067
Property, plant and equipment	35,831	593	37,369
Operating lease right-of-use asset, net	104	—	48,613
Goodwill (2)	172,349	37,129	215,752
Definite-lived intangible assets	9,500	33,070	70,100
Other long-term assets (3)	167,907	6	556
Deferred revenue	—	(43)	(3,507)
Other current liabilities	(16,378)	(351)	(15,507)
Operating lease right-of-use liabilities (Long-term)	(97)	—	(57,193)
Deferred tax liabilities	(12,984)	(8,191)	(18,601)
Other long-term liabilities	(7,797)	—	(1,807)
Redeemable noncontrolling interest (4)	(45,374)	—	—
Total purchase price allocation	$374,834	$62,801	$284,521

(1) Purchase price allocation is preliminary and subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts, obligations, and finalization of any working capital adjustments. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

(2) The goodwill resulting from these transactions is primarily attributable to the potential growth of the Company’s segments from new customers introduced to the acquired businesses or synergies to be realized from acquiring an internal supplier servicing the DSA business and the assembled workforce of the acquirees, thus is not deductible for tax purposes. Explora BioLabs had $5.0 million of goodwill due to a prior asset acquisition that is deductible for tax purposes.

(3) Other long-term assets acquired from the Noveprim acquisition include $167.8 million of biological assets, which will be amortized over an estimated eight year useful life.
(4) Refer to Note 12. Equity and Noncontrolling Interests for further a description of the 10% noncontrolling interest fair value.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The purchase price allocation for acquisitions during fiscal years 2021 was as follows:

	Vigene	Retrogenix	Cognate	Distributed Bio
	June 28, 2021	March 30, 2021	March 29, 2021	December 31, 2020
	(in thousands)
Trade receivables	$3,548	$2,266	$18,566	$2,722
Other current assets (excluding cash)	1,657	209	14,128	221
Property, plant and equipment	7,649	400	52,082	2,382
Operating lease right-of-use asset, net	22,507	1,385	34,349	1,586
Goodwill (1)	239,681	34,489	611,555	71,585
Definite-lived intangible assets	93,900	22,126	270,900	24,540
Other long-term assets	694	—	6,098	469
Deferred revenue	(4,260)	(434)	(20,539)	(1,319)
Other current liabilities (2)	(6,319)	(1,141)	(45,388)	(1,504)
Operating lease right-of-use liabilities (Long-term)	(21,220)	(1,205)	(31,383)	(1,123)
Deferred tax liabilities	(13,958)	(4,174)	(32,503)	(2,529)
Total purchase price allocation	$323,879	$53,921	$877,865	$97,030

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

The definite-lived intangible assets acquired during fiscal years 2023 and 2022 were as follows:

	Noveprim Group	SAMDI Tech, Inc.	Explore BioLabs
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$—	$23,400	$64,000
Other intangible assets	9,500	9,670	6,100
Total definite-lived intangible assets	$9,500	$33,070	$70,100

Weighted Average Amortization Life	(in years)
Client relationships	—	15	13
Other intangible assets	7	7	4
Total definite-lived intangible assets	7	12	12
The definite-lived intangible assets acquired during fiscal years 2021 were as follows:

	Vigene	Retrogenix	Cognate	Distributed Bio
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$87,500	$17,340	$257,200	$16,080
Other intangible assets	6,400	4,786	13,700	8,460
Total definite-lived intangible assets	$93,900	$22,126	$270,900	$24,540

Weighted Average Amortization Life	(in years)
Client relationships	12	13	13	9
Other intangible assets	2	3	2	4
Total definite-lived intangible assets	11	11	13	7

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The transaction and integration costs incurred for fiscal years 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(in thousands)
Transaction and Integration Costs
Selling, general and administrative expenses	$12,379	$8,470	$39,099
Divestitures
The Company routinely evaluates the strategic fit and fundamental performance of its global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, the Company determined that certain capital could be better deployed in other long-term growth opportunities.
Avian Vaccine Services
On December 20, 2022, the Company sold its Avian Vaccine Services business (Avian) to a private investor group for a purchase price of $167.3 million in cash, subject to certain customary closing adjustments. The Company may also earn up to $30.0 million of contingent payments, which are tied to certain annual results of the Avian business from January 2024 through December 2027. The contingent payments have been fair valued at $10.3 million using a discounted probability weighted model. The Avian business was reported in the Company’s Manufacturing reportable segment. During the fiscal year 2022, the Company recorded a gain on the divestiture of Avian of $123.4 million within Other income (expense) on the Company’s consolidated statements of income.
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
CDMO Sweden
On October 12, 2021, the Company sold its gene therapy CDMO site in Sweden to a private investor group for a purchase price of $59.6 million, net of $0.2 million in cash and other post-closing adjustments that may impact the purchase price. Included in the purchase price are contingent payments fair valued at $15.3 million, which were estimated using a probability weighted model (the maximum contingent contractual payments are up to $25.0 million based on future performance), as well as a purchase obligation of approximately $10.0 million between the parties. During fiscal year 2022 the fair value of the contingent payments receivable was reduced from $15.3 million to $7.5 million, which was the balance as of December 30, 2023, as certain financial targets are not expected to be achieved. CDMO Sweden was acquired in March 2021 as part of the acquisition of Cognate and was reported in the Company’s Manufacturing reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The carrying amounts of the major classes of assets and liabilities associated with these divestitures were as follows:

	December 19, 2022	October 12, 2021
	Avian	RMS Japan	CDMO Sweden
	(in thousands)
Assets
Current assets	$30,545	$26,524	$8,187
Property, plant, and equipment, net	24,602	17,379	14,339
Operating lease right-of-use assets, net	611	—	19,733
Goodwill	3,168	4,129	27,764
Client relationships, net	1,629	—	14,089
Other assets	10	3,695	—
Total assets	$60,565	$51,727	$84,112

Liabilities
Current liabilities	$8,139	$8,705	$6,386
Operating lease right-of-use liabilities	331	—	18,221
Long-term liabilities	—	94	—
Total liabilities	$8,470	$8,799	$24,607
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

Timing of Revenue Recognition:	2023	2022	2021
	(in thousands)
RMS
Services and products transferred over time	$377,947	$340,708	$263,659
Services and products transferred at a point in time	414,396	398,467	426,778
Total RMS revenue	792,343	739,175	690,437
DSA
Services and products transferred over time	2,611,564	2,440,646	2,103,415
Services and products transferred at a point in time	4,059	6,670	3,816
Total DSA revenue	2,615,623	2,447,316	2,107,231
Manufacturing
Services and products transferred over time	381,942	371,500	335,745
Services and products transferred at a point in time	339,501	418,069	406,747
Total Manufacturing revenue	721,443	789,569	742,492
Total revenue	$4,129,409	$3,976,060	$3,540,160

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	December 30, 2023	December 31, 2022
	(in thousands)
Assets from contracts with customers
Client receivables	$578,077	$559,410
Unbilled revenue	228,020	204,258
Total	806,097	763,668
Less: Allowance for credit losses	(25,722)	(11,278)
Trade receivables and contract assets, net	$780,375	$752,390

Liabilities from contracts with customers
Current deferred revenue	$241,820	$264,259
Long term deferred revenue (included in Other long-term liabilities)	30,919	25,795
Customer contract deposits (included in Other current-liabilities)	85,554	91,640
The Company recognized substantially all of the current contract assets and liabilities balances at December 31, 2022 and December 25, 2021 in revenues during fiscal years 2023 and 2022, respectively.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $41 million and $54 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying consolidated balance sheets as of December 30, 2023 and December 31, 2022, respectively. Net provisions were $18.2 million, $6.7 million, and $1.7 million in fiscal years 2023, 2022, and 2021, respectively.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 30, 2023. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of December 30, 2023 was $986.0 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
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

	2023	2022	2021
	(in thousands)			Affected Line Item in the Consolidated Statements of Income
Lease revenue	$93,103	$60,118	$18,118	Service revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s three reportable segments are RMS, DSA, and Manufacturing. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s Chief Operating Decision Maker.
The following table presents revenue and other financial information by reportable segment:

	2023	2022	2021
	(in thousands)
RMS
Revenue	$792,343	$739,175	$690,437
Operating income	154,666	160,410	166,814
Depreciation and amortization	55,570	49,274	39,123
Capital expenditures	52,819	44,136	61,188
DSA
Revenue	$2,615,623	$2,447,316	$2,107,231
Operating income	606,076	532,889	406,978
Depreciation and amortization	174,719	179,465	177,254
Capital expenditures	204,891	189,563	101,477
Manufacturing
Revenue	$721,443	$789,569	$742,492
Operating income	88,329	167,084	246,390
Depreciation and amortization	79,982	72,950	46,195
Capital expenditures	58,134	87,084	58,877
Unallocated corporate
Operating income (1)	$(231,810)	$(209,408)	$(230,320)
Depreciation and amortization	3,853	2,181	2,968
Capital expenditures	2,684	3,950	7,230
Consolidated
Revenue	$4,129,409	$3,976,060	$3,540,160
Operating income	617,261	650,975	589,862
Depreciation and amortization	314,124	303,870	265,540
Capital expenditures	318,528	324,733	228,772

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

Revenue and long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
2023
Revenue	$2,347,486	$1,076,937	$487,305	$200,833	$16,848	$4,129,409
Long-lived assets	964,176	407,375	157,483	74,605	36,102	1,639,741
2022
Revenue	$2,342,158	$1,032,125	$398,982	$192,837	$9,958	$3,976,060
Long-lived assets	896,235	349,361	135,300	82,778	1,981	1,465,655
2021
Revenue	$1,934,404	$1,036,465	$339,098	$222,902	$7,291	$3,540,160
Long-lived assets	755,400	323,405	145,274	64,864	2,125	1,291,068
Included in the Other category above are operations located in Brazil, Israel, and Mauritius. Revenue represents sales originating in entities physically located in the identified geographic area. Long-lived assets consist of property, plant, and equipment, net.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year
	2023	2022	2021
	(in thousands)
Cash paid for income taxes	$90,374	$75,909	$75,441
Cash paid for interest	132,101	100,754	70,775
Non-cash investing and financing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$69,139	$88,612	$72,043
Assets acquired under finance leases	—	8,179	1,567
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$276,771	$233,912
Restricted cash included in Other current assets	5,803	6,192
Restricted cash included in Other assets	1,906	1,110
Cash, cash equivalents, and restricted cash, end of period	$284,480	$241,214

6. INVENTORY
The composition of inventories is as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
Raw materials and supplies	$42,296	$38,892
Work in process	59,727	48,367
Finished products	278,236	168,550
Inventories	$380,259	$255,809
7. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
Land	$79,546	$58,192
Buildings (1)	1,053,915	963,717
Machinery and equipment (1)	984,867	850,353
Leasehold improvements	366,556	294,275
Furniture and fixtures	31,284	27,317
Computer hardware and software (1)	254,413	227,797
Vehicles (1)	6,746	5,421
Construction in progress	197,723	199,713
Total	2,975,050	2,626,785
Less: Accumulated depreciation	(1,335,309)	(1,161,130)
Property, plant and equipment, net	$1,639,741	$1,465,655

(1) These balances include assets under finance leases. See Note 17. Leases.
Depreciation expense in fiscal years 2023, 2022 and 2021 was $176.7 million, $157.3 million and $140.7 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	December 30, 2023	December 31, 2022	December 25, 2021
	(in thousands)
Beginning balance	$129,012	$149,640	$197,100
Capital contributions	17,410	14,485	18,023
Distributions	(15,685)	(9,861)	(40,205)
Gain (loss)	(10,263)	(24,398)	(23,201)
Foreign currency translation	684	(854)	(2,077)
Ending balance	$121,158	$129,012	$149,640
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Strategic investments are summarized below:

	December 30, 2023	December 31, 2022	December 25, 2021
	(in thousands)
Beginning balance	$182,590	$51,712	$24,704
Purchase of investments	34,028	142,477	35,540
Distributions	(9,381)	(2,732)	(789)
Gain (loss) (1)	108,090	(2,377)	(7,219)
Reduction for acquisition of entities (1)	(197,753)	—	—
Foreign currency translation	5,079	(6,490)	(524)
Ending balance	$122,653	$182,590	$51,712
(1) Refer to Note 2. Acquisitions for further discussion on the Noveprim and SAMDI acquisitions
9. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$29	$—	$29
Other assets:
Life insurance policies	—	40,912		40,912
Interest rate swap	—	966	—	966
Total assets measured at fair value	$—	$41,907	$—	$41,907

Other long-term liabilities measured at fair value:
Contingent consideration	—	—	33,265	33,265
Interest rate swap	—	—	—	—
Total liabilities measured at fair value	$—	$—	$33,265	$33,265

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$78	$—	$78
Other assets:
Life insurance policies	—	34,527	—	34,527
Total assets measured at fair value	$—	$34,605	$—	$34,605

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$13,431	$13,431
Other long-term liabilities measured at fair value:
Contingent consideration	—	—	—	—
Interest rate swap	—	1,523	—	1,523
Total liabilities measured at fair value	$—	$1,523	$13,431	$14,954
During fiscal years 2023 and 2022, there were no transfers between fair value levels.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Fiscal Year
	2023	2022	2021
	(in thousands)
Beginning balance	$13,431	$37,244	$2,328
Additions	33,265	3,838	71,559
Payments	(15,130)	(11,476)	(2,889)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	1,810	(15,340)	(33,386)
Foreign currency translation	(111)	(835)	(368)
Ending balance	$33,265	$13,431	$37,244
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $98 million, of which the value accrued as of December 30, 2023 is approximately $33 million. The weighted average probability of achieving the maximum target is approximately 34%. The average volatility and weighted average cost of capital are approximately 30% and 12%, respectively.
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

	December 30, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$478,100	$500,000	$460,450
3.75% Senior Notes due 2029	500,000	458,100	500,000	442,200
4.00% Senior Notes due 2031	500,000	449,350	500,000	432,500
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the changes in the carrying amount of the Company’s goodwill:

	RMS	DSA(1)	Manufacturing	Total
	(in thousands)
December 25, 2021	$283,524	$1,472,506	$955,851	$2,711,881
Acquisitions	215,752	—	(592)	215,160
Divestitures	—	—	(3,168)	(3,168)
Foreign exchange	(1,566)	(38,905)	(33,499)	(73,970)
December 31, 2022	497,710	1,433,601	918,592	2,849,903
Acquisitions	—	209,478	—	209,478
Divestitures	—	—	—	—
Foreign exchange	(236)	19,355	16,545	35,664
December 30, 2023	$497,474	$1,662,434	$935,137	$3,095,045
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
Based on the Company’s quantitative goodwill impairment test, which was performed in the fourth quarter for each of the fiscal years 2023, 2022 and 2021, the fair value of each reporting unit exceeded the reporting unit’s book value and, therefore, goodwill was not impaired. After completing the quantitative testing for fiscal year 2023, all reporting units exceeded the carrying value by a significant amount except for the Biologics Solutions reporting unit which had a fair value that exceeded its carrying value by approximately 20%.
The increase in goodwill during fiscal year 2023 related to the acquisitions of Noveprim and SAMDI in the DSA reportable segment. The increase in goodwill during fiscal year 2022 related to the acquisition of Explora in the RMS reportable segment, partially offset by a decrease due to the Avian divestiture impacting the Manufacturing reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	December 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,528,780	$(721,322)	$807,458	$1,491,926	$(591,417)	$900,509
Technology	142,190	(111,764)	30,426	129,626	(101,655)	27,971
Backlog	$3,100	$(2,177)	$923	$15,236	$(12,512)	$2,724
Trademarks and trade names	11,878	(4,568)	7,310	12,617	(4,410)	8,207
Other	43,611	(25,677)	17,934	37,985	(22,121)	15,864
Intangible assets	$1,729,559	$(865,508)	$864,051	$1,687,390	$(732,115)	$955,275
The decrease in intangible assets, net during fiscal year 2023 related primarily to normal amortization over the useful lives, partially offset by the acquisitions of Noveprim and SAMDI.
Amortization expense of definite-lived intangible assets, including client relationships, for fiscal years 2023, 2022 and 2021 was $137.4 million, $146.6 million and $124.9 million, respectively. As of December 30, 2023, estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
2024	$129,153
2025	$120,995
2026	$115,757
2027	$103,164
2028	$91,315
11. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	December 30, 2023	December 31, 2022
	(in thousands)
Revolving facility	$1,129,243	$1,197,586
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	9,575	1,594
Finance leases	28,550	30,646
Total debt and finance leases	2,667,368	2,729,826
Less:
Current portion of long-term debt	3,172	1,347
Current portion of finance leases	2,398	2,330
Current portion of long-term debt and finance leases	5,570	3,677
Long-term debt and finance leases	2,661,798	2,726,149
Debt discount and debt issuance costs	(14,651)	(18,618)
Long-term debt, net and finance leases	$2,647,147	$2,707,531
As of December 30, 2023 and December 31, 2022, the weighted average interest rate on the Company’s debt was 4.93% and 4.58%, respectively. In fiscal year 2021, the Company prepaid $500 million of Senior Notes due in 2026 along with $21 million of related debt extinguishment costs and $13 million of accrued interest using proceeds from additional senior notes issued on the same day. The payment of the 2026 Senior Notes was accounted for as a debt extinguishment. Approximately $21 million

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of debt extinguishment costs and $5 million of deferred financing costs write-offs were recorded in Interest expense during fiscal year 2021.
Revolving facility (Credit Facility)
The Company has a revolving credit facility “Credit Facility” that provides for up to $3.0 billion of multi-currency revolving credit. The Credit Facility has a maturity date of April 2026, with no required scheduled payment before that date. The interest rates applicable to the revolving facility are equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio. In March 2023 and in conjunction with the Second Amendment the Company modified the variable rate on the Credit Facility from adjusted LIBOR to adjusted term SOFR. All outstanding U.S. dollar borrowings remained at adjusted LIBOR through their respective interest reset periods in April 2023 and were then set to term SOFR.
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.25 to 1.0. As of December 30, 2023 and December 31, 2022, the Company was compliant with all financial covenants under the Credit Facility. The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
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

	December 31, 2022	December 25, 2021	Affected Line Item in the Consolidated Statements of Income
	(in thousands)	(in thousands)
Gain (loss) on foreign exchange forward contract	$49,712	$34,131	Interest expense
Gain (loss) on foreign debt remeasurement	(46,529)	(31,830)	Other income (expense)
The Company did not have any U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility during fiscal year 2023.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principal Maturities
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Principal
(in thousands)
2024	$3,172
2025	589
2026	1,129,772
2027	1,947
2028	501,947
Thereafter	1,001,391
Total	$2,638,818
Letters of Credit
As of December 30, 2023 and December 31, 2022, the Company had $21.6 million and $18.6 million, respectively, in outstanding letters of credit.
12. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Numerator:
Net income	$480,370	$492,608	$398,837
Less: Net income attributable to noncontrolling interests	5,746	6,382	7,855
Net income attributable to common shareholders	$474,624	$486,226	$390,982

Denominator:
Weighted-average shares outstanding—Basic	51,227	50,812	50,293
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	224	489	1,132
Weighted-average shares outstanding—Diluted	51,451	51,301	51,425

Anti-dilutive common stock equivalents(1)	652	560	152

(1) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
The Company’s Board of Directors has authorized a $1.3 billion stock repurchase program. As of December 30, 2023, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of 0.1 million in fiscal years 2023 and 2022, for $24.2 million and $38.7 million, respectively, from such netting.
Prior to the end of fiscal years 2023, 2022 and 2021, the Company’s Board of Directors approved the cancellation and return to the Company’s authorized and unissued capital stock, reducing treasury stock on the Company’s consolidated balance sheet. The Company allocated the excess of the repurchase price over the par value of shares acquired to reduce both retained earnings and additional paid-in capital.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Net Unrealized Gain (Loss) on Cash Flow Hedge	Total
	(in thousands)
December 26, 2020	$(73,884)	$(64,990)	$—	$(138,874)
Other comprehensive income before reclassifications (1)	(30,316)	(1,193)	—	(31,509)
Amounts reclassified from accumulated other comprehensive income	—	1,678	—	1,678
Net current period other comprehensive (loss) income	(30,316)	485	—	(29,831)
Income tax (benefit) expense	(6,027)	2,062	—	(3,965)
December 25, 2021	(98,173)	(66,567)	—	(164,740)
Other comprehensive income before reclassifications (1)	(125,507)	24,471	(1,523)	(102,559)
Amounts reclassified from accumulated other comprehensive income	—	3,337	—	3,337
Net current period other comprehensive (loss) income	(125,507)	27,808	(1,523)	(99,222)
Income tax (benefit) expense	(5,895)	4,355	(365)	(1,905)
December 31, 2022	(217,785)	(43,114)	(1,158)	(262,057)
Other comprehensive (loss) income before reclassifications (1)	71,851	(5,376)	2,490	68,965
Amounts reclassified from accumulated other comprehensive income	—	736	—	736
Net current period other comprehensive (loss) income	71,851	(4,640)	2,490	69,701
Income tax (benefit) expense	4,065	(587)	593	4,071
December 30, 2023	$(149,999)	$(47,167)	$739	$(196,427)
(1) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications was primarily due to the effect of changes in foreign currency exchange rates of the Japanese Yen, Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Hungarian Forint and to a lesser extent due to the impact of changes in the Brazilian Real.

Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying consolidated balance sheets. The activity within the nonredeemable noncontrolling interest (net income less dividends declared) during fiscal years 2023, 2022, and 2021 was not significant.
Redeemable Noncontrolling Interests
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised, which represents a derivative embedded within the equity instrument. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. Additionally, the 10% noncontrolling interest holders may receive a dividend disproportionate to their equity ownership, which has an approximate fair value of $8 million. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the accreted redemption value using the interest method and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 10% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company held a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. The redeemable noncontrolling interest was measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. The amount that the Company could be required to pay to purchase the remaining 8% equity interest was not limited. During the fourth quarter of fiscal 2023, the Company acquired the remaining 8% and as of December 2023, has paid $4.8 million of the total $24.4 million due. The remaining purchase price payable has been reclassified from the mezzanine section to Accrued liabilities on the consolidated balance sheet and is expected to be paid during fiscal year 2024.

In 2020, the Company acquired an 80% equity interest in a subsidiary, which included a 20% redeemable noncontrolling interest. In June 2022, the Company purchased an additional 10% interest in the subsidiary for $15.0 million, resulting in a remaining noncontrolling interest of 10%. Beginning in 2024, the Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at its appraised value. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest ($11.0 million as of December 30, 2023) or a predetermined floor, which represents a derivative embedded within the equity instrument. The amount that the Company could be required to pay to purchase the remaining 10% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Beginning balance	$42,427	$53,010	$25,499
Acquisition resulting in a 10% noncontrolling interest	45,374	—	—
Additional purchases reducing noncontrolling interest percentage	(24,148)	(15,000)	—
Adjustments to redemption value	(5,694)	7,506	21,312
Net income	3,492	4,020	5,375
Dividends	(2,378)	(3,525)	—
Foreign currency translation	(1,200)	(3,584)	824
Other	(1,151)	—	—
Ending balance	$56,722	$42,427	$53,010

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. INCOME TAXES
The components of income from operations before income taxes and the related provision for income taxes are presented below:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Income before income taxes:
U.S.	$185,667	$280,075	$129,598
Non-U.S.	395,617	342,912	351,112
Total income before income taxes	$581,284	$622,987	$480,710
Income tax provision (benefit):
Current:
Federal	$49,090	$75,052	$32,728
Foreign	85,356	68,644	60,197
State	17,817	19,790	9,257
Total current	152,263	163,486	102,182
Deferred:
Federal	(42,987)	(27,230)	(27,486)
Foreign	779	(1,134)	13,891
State	(9,141)	(4,743)	(6,714)
Total deferred	(51,349)	(33,107)	(20,309)
Total provision for income taxes	$100,914	$130,379	$81,873
Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year
	2023	2022	2021
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax rate differences	1.5	0.4	0.1
State income taxes, net of federal tax benefit	1.7	2.3	0.8
Non-deductible compensation	0.8	0.9	1.2
Research tax credits and enhanced deductions	(5.0)	(3.8)	(5.0)
Stock-based compensation	(0.1)	(1.4)	(4.3)
Enacted tax rate changes	(0.1)	0.4	3.0
Tax on unremitted earnings	1.7	1.6	1.8
Impact of tax uncertainties	(0.3)	(1.3)	0.7
Impact of acquisitions and restructuring	(4.2)	2.0	(1.6)
Net operating loss deferred tax asset recognition, net of valuation allowance (NOL DTA)	0.2	(0.8)	—
Global intangible low-taxed income	1.5	0.8	1.3
Foreign-derived intangible income	(1.4)	(1.4)	(1.2)
Other	0.1	0.2	(0.8)
Effective income tax rate	17.4%	20.9%	17.0%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred tax assets and liabilities are as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
Deferred tax assets:
Compensation	$30,167	$26,341
Accruals and reserves	19,121	16,938
Net operating loss and credit carryforwards	379,959	382,932
Operating lease liability	117,449	100,156
Capitalized R&D Expenditures	35,673	18,616
Other	12,190	8,516
Valuation allowance	(304,248)	(294,753)
Total deferred tax assets	290,311	258,746
Deferred tax liabilities:
Goodwill and other intangibles	(231,020)	(256,234)
Depreciation related	(57,791)	(48,965)
Venture capital investments	(8,350)	(12,007)
Tax on unremitted earnings	(25,080)	(16,407)
Right-of-use assets	(102,620)	(91,716)
Other	(16,520)	(7,737)
Total deferred tax liabilities	(441,381)	(433,066)
Net deferred taxes	$(151,070)	$(174,320)
The Company has recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. Exceptions primarily relate to deferred tax assets for net operating losses in Luxembourg, Sweden, state research and development tax credits, certain capital losses, and fixed assets in the U.K.
A reconciliation of the Company’s beginning and ending valuation allowance are as follows:

	Fiscal Year
	2023	2022	2021
Beginning balance	$294,753	$315,645	$334,845
Additions (reductions) charged to income tax provision, net	963	1,929	1,023
Additions due to acquisitions	—	—	7,747
Reductions due to divestitures, restructuring	—	(5,337)	(4,706)
Currency translation and other	8,532	(17,484)	(23,264)
Ending balance	$304,248	$294,753	$315,645
As of December 30, 2023, the Company had tax-effected deferred tax assets for net operating loss carryforwards of $336.0 million, as compared to $336.6 million as of December 31, 2022. Of this amount, $25.9 million are definite-lived and begin to expire in 2027, and the remainder of $310.1 million can be carried forward indefinitely. The Company has deferred tax assets for tax credit carryforwards of $41.5 million. The entire $41.5 million are definite-lived and begin to expire after 2039. Additionally, the Company records a benefit to operating income for research and development and other credits in Quebec, France, the Netherlands, and the U.K. related to its DSA facilities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the Company’s beginning and ending unrecognized income tax benefits is as follows:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Beginning balance	$23,242	$32,592	$24,970
Additions to tax positions for current year	3,093	4,756	9,544
Additions to tax positions for prior years	721	962	2,476
Reductions to tax positions for prior years	(4,058)	(1,420)	(1,330)
Settlements	—	(10,514)	(1,870)
Expiration of statute of limitations	(296)	(3,134)	(1,198)
Ending balance	$22,702	$23,242	$32,592
The $0.5 million decrease in unrecognized income tax benefits during fiscal year 2023 as compared to the corresponding period in 2022 is primarily attributable to prior year reductions to Canadian Scientific Research and Experimental Development (SR&ED) credits, partially offset by an additional year of SR&ED credit additions. The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $20.3 million as of December 30, 2023 and $20.3 million as of December 31, 2022. It is reasonably possible as of December 30, 2023 that the liability for unrecognized tax benefits for the uncertain tax position will decrease by approximately $5.2 million over the next twelve-month period. The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of cumulative accrued interest related to unrecognized income tax benefits as of December 30, 2023 and December 31, 2022 was $1.3 million and $1.4 million, respectively. Interest expense recorded as a component of income taxes was immaterial for all periods. There were no accrued penalties related to unrecognized income tax benefits as of December 30, 2023 or as of December 31, 2022.
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
Prepaid income tax of $59.7 million and $88.6 million has been presented within Other current assets in the accompanying consolidated balance sheets as of December 30, 2023 and December 31, 2022, respectively. Accrued income taxes of $38.8 million and $39.9 million have been presented within Other current liabilities in the accompanying consolidated balance sheets as of December 30, 2023 and December 31, 2022, respectively.
14. EMPLOYEE BENEFIT PLANS
Pension Plans
The Charles River Pension Plan (U.K. Pension Plan) is a defined contribution and defined benefit pension plan covering certain U.K. employees. Benefits are based on participants’ final pensionable salary and years of service. Participants’ rights vest immediately. The plan was previously amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary. Additionally, the U.K. Pension Plan was amended such that the members of the defined benefit section of the plan ceased to accrue additional benefits; however, their benefits continue to be adjusted for changes in their final pensionable salary or a specified inflation index, as applicable. During fiscal 2023, the Company made no contributions to the U.K. Pension Plan. As of fiscal 2023 year-end, this plan was in a funded status of $35.7 million.
During 2022, the Company terminated a non-contributory defined benefit plan that covered certain employees in Canada (Canada Pension Plan). Upon settlement of the pension liability in fiscal year 2022, the Company recognized a $1.0 million loss related to the net periodic benefit cost recorded in Other expense in the consolidated statements of income.
In addition, the Company has several defined benefit plans in certain other countries in which it maintains an operating presence, including Canada, France, Germany, Italy, Mauritius, Netherlands, and Japan.
The net periodic benefit cost (income) associated with these plans for fiscal years 2023, 2022 and 2021 totaled $2.8 million, $0.1 million and $0.5 million, respectively.

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
The net periodic benefit cost associated with these plans for fiscal years 2023, 2022 and 2021 totaled $2.8 million, $4.3 million and $4.3 million, respectively.
The Company has invested in several corporate-owned key-person life insurance policies with the intention of using these investments to fund the ESLIRP and the DCP. Participants have no interest in any such investments. As of December 30, 2023 and December 31, 2022, the cash surrender value of these life insurance policies were $48.4 million and $41.9 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension, DCP and ESLIRP plans:

	December 30, 2023	December 31, 2022
	(in thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$205,551	$372,599
Service cost	2,474	3,213
Interest cost	9,941	6,140
Benefit payments	(6,239)	(6,469)
Curtailment	—	(2,477)
Settlements	—	(11,939)
Transfer in due to acquisition	1,106	—
Actuarial (gain) loss	3,600	(134,923)
Effect of foreign exchange	8,442	(20,593)
Benefit obligation at end of year	$224,875	$205,551
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$192,540	$335,631
Actual return on plan assets	5,578	(105,749)
Employer contributions	1,744	4,558
Settlements	—	(11,939)
Transfer in due to acquisition	181	—
Benefit payments	(6,239)	(6,469)
Effect of foreign exchange	9,853	(23,492)
Fair value of plan assets at end of year	$203,657	$192,540

Net balance sheet liability	$21,218	$13,011

Amounts recognized in balance sheet:
Noncurrent assets	$36,957	$39,185
Current liabilities	1,164	1,151
Noncurrent liabilities	57,011	51,045
Actuarial gains and losses are driven by changes in economic assumptions, principally discount rates. Amounts recognized in accumulated other comprehensive loss related to the Company’s pension, DCP and ESLIRP plans are as follows:

	Fiscal Year
	2023	2022
	(in thousands)
Net actuarial loss	$58,855	$54,509
Net prior service cost (credit)	(121)	(585)
Net amount recognized	$58,734	$53,924
The accumulated benefit obligation and fair value of plan assets for the Company’s pension, DCP and ESLIRP plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
Accumulated benefit obligation	$54,310	$48,414
Fair value of plan assets	2,824	2,258

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The projected benefit obligation and fair value of plan assets for the Company’s pension, DCP and ESLIRP plans with projected benefit obligations in excess of plan assets are as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
Projected benefit obligation	$61,671	$55,304
Fair value of plan assets	3,496	3,108
Components of total benefit cost for the Company’s pension, DCP and ESLIRP plans are as follows:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Service cost	$2,474	$3,213	$3,455
Interest cost	9,941	6,140	5,492
Expected return on plan assets	(7,556)	(7,322)	(8,058)
Amortization of prior service credit	(464)	(506)	(531)
Amortization of net loss	1,231	2,869	4,528
Net periodic benefit cost	5,626	4,394	4,886
Settlement	—	981	(2,320)
Total benefit cost	$5,626	$5,375	$2,566
Assumptions
Weighted-average assumptions used to determine projected benefit obligations are as follows:

	December 30, 2023	December 31, 2022
Discount rate	4.7%	4.8%
Rate of compensation increase	3.2%	3.2%
The discount rate reflects the rate the Company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	December 30, 2023	December 31, 2022	December 25, 2021
Discount rate	4.8%	1.8%	1.5%
Expected long-term return on plan assets	3.9%	2.4%	2.5%
Rate of compensation increase	3.2%	3.7%	3.0%
In fiscal years 2023 and 2022, new mortality improvement scales were issued in the U.S. and the United Kingdom (U.K.) reflecting a decline in longevity projection from previous releases the Company adopted, which decreased the Company’s benefit obligations by $3.5 million and $0.2 million as of December 30, 2023 and December 31, 2022, respectively.
Plan Assets
The Company invests its pension assets with the objective of achieving a total long-term rate of return sufficient to fund future pension obligations and to minimize future pension contributions. The Company is willing to tolerate a commensurate level of risk to achieve this objective. The Company controls its risk by maintaining a diversified portfolio of asset classes. Plan assets did not include any of the Company’s common stock as of December 30, 2023 or December 31, 2022. The weighted-average target asset allocations are 7.0% to equity securities, 84.1% to fixed income securities and 8.9% to other securities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of the Company’s pension plan assets by asset category are as follows:

	December 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$446	$798	$—	$1,244	$362	$5,153	$—	$5,515
Equity securities (1)	—	10,701	—	10,701	—	9,308	—	9,308
Debt securities (2)	—	144,822	—	144,822	—	123,638	—	123,638
Mutual funds (3)	9,207	10,368	—	19,575	8,380	9,372	—	17,752
Other (4)	—	27,254	61	27,315	—	36,268	59	36,327
Total	$9,653	$193,943	$61	$203,657	$8,742	$183,739	$59	$192,540
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
During fiscal year 2023, the Company did not contribute to the pension plans and expects to make $2.0 million in contributions in fiscal year 2024. During fiscal year 2023, the Company paid $1.7 million directly to certain participants outside of plan assets.
Expected benefit payments are estimated using the same assumptions used in determining the Company’s benefit obligation as of 2023. Benefit payments will depend on future employment and compensation levels, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for fiscal years 2029 through 2033, are as follows.

Fiscal Year	Pension Plans
(in thousands)
2024	$6,558
2025	6,703
2026	46,898
2027	7,633
2028	8,843
2029-2033	55,416
Charles River Laboratories Employee Savings Plan
The Charles River Laboratories Employee Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all U.S. employees are eligible to participate upon employment. The plan contains a provision whereby the Company matches a percentage of employee contributions. During fiscal years 2023, 2022 and 2021, the costs associated with this defined contribution plan totaled $31.6 million, $28.8 million and $24.0 million, respectively.
15. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors are granted stock-based awards such as stock options, RSUs, and PSUs.
During fiscal years 2023, 2022 and 2021, the primary share-based awards and their general terms and conditions are as follows:
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
As of December 30, 2023, approximately 4.1 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards with newly issued shares. The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Cost of revenue	$15,052	$14,853	$13,087
Selling, general and administrative	56,996	58,764	58,387
Stock-based compensation, before income taxes	72,048	73,617	71,474
Provision for income taxes	(10,907)	(10,969)	(10,299)
Stock-based compensation, net of income taxes	$61,141	$62,648	$61,175
No stock-based compensation related costs were capitalized in fiscal years 2023, 2022 and 2021.
Stock Options
The following table summarizes stock option activity under the Company’s stock-based compensation plans:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 31, 2022	882	$204.41
Options granted	130	$194.27
Options exercised	(195)	$130.91
Options canceled	(28)	$259.63
Options outstanding as of December 30, 2023	789	$218.97	6.5	$28,935
Options exercisable as of December 30, 2023	408	$205.50	4.8	$20,521
Options expected to vest as of December 30, 2023	381	$233.37	8.3	$8,414
The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year
	2023	2022	2021
Expected life (in years)	6.0	6.0	6.0
Expected volatility	36%	33%	32%
Risk-free interest rate	3.8%	2.7%	1.0%
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of stock options granted was $80.98, $90.05 and $108.61 for fiscal years 2023, 2022 and 2021, respectively.
As of December 30, 2023, the unrecognized compensation cost related to unvested stock options expected to vest was $18.5 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.4 years.
The total intrinsic value of options exercised during fiscal years 2023, 2022 and 2021 was $18.2 million, $33.2 million and $94.4 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
The following table summarizes the restricted stock units activity for fiscal year 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2022	364	$226.43
Granted	265	$194.84
Vested	(134)	$212.34
Canceled	(26)	$231.70
December 30, 2023	469	$212.30
As of December 30, 2023, the unrecognized compensation cost related to shares of unvested RSUs expected to vest was $65.8 million, which is expected to be recognized over an estimated weighted-average amortization period of 2.8 years. The total fair value of RSU grants that vested during fiscal years 2023, 2022 and 2021 was $28.4 million, $24.8 million and $22.8 million, respectively.
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
The Company utilizes a Monte Carlo simulation valuation model to value these awards. Information pertaining to the Company’s PSUs and the related estimated weighted-average assumptions used to calculate their fair value were as follows:

	Fiscal Year
	2023	2022	2021
	(shares in thousands)
PSUs granted	146	134	64
Weighted average grant date fair value	$204.40	$210.42	$407.76
Key assumptions:
Expected volatility	37%	39%	37%
Risk-free interest rate	4.2%	2.6%	0.2%
Expected dividend yield	0%	0%	0%
Total shareholder return of 20-trading day average stock price on grant date	(9.8)%	(32.7)%	39.9%
The maximum number of common shares to be issued upon vesting of PSUs is 0.3 million. For fiscal years 2023, 2022 and 2021, the Company recognized stock-based compensation related to PSUs of $28.1 million, $31.2 million and $31.8 million, respectively. The total fair value of PSUs that vested during fiscal years 2023, 2022 and 2021 was $34.4 million, $31.0 million and $26.0 million, respectively.
In fiscal year 2021, the Company also issued approximately 5,000 PSUs using a weighted-average grant date fair value per share of $477.52. These PSUs vest upon the achievement of financial targets and other performance measures.
16. RESTRUCTURING AND ASSET IMPAIRMENTS
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents restructuring costs by reportable segment:

	Fiscal Year
	2023	2022	2021
	(in thousands)
RMS	$3,479	$1,007	$7
DSA	16,176	851	3,114
Manufacturing	9,138	5,126	3,663
Unallocated corporate	889	1,229	72
Total	$29,682	$8,213	$6,856
The following table presents restructuring costs as included within the Company’s consolidated statements of income for fiscal years 2023, 2022 and 2021:

	Fiscal Year
	2023
	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Twelve Months Ended
Cost of services provided (excluding amortization of intangible assets)	$7,408	$14,812	$22,220
Cost of products sold (excluding amortization of intangible assets)	1,146	3,262	4,408
Selling, general and administrative	3,054	—	3,054
Total restructuring costs	$11,608	$18,074	$29,682

	Fiscal Year
	2022
	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Twelve Months Ended
Cost of services provided (excluding amortization of intangible assets)	$928	$1,784	$2,712
Cost of products sold (excluding amortization of intangible assets)	532	1,765	2,297
Selling, general and administrative	2,441	763	3,204
Total restructuring costs	$3,901	$4,312	$8,213

	Fiscal Year
	2021
	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Twelve Months Ended
Cost of services provided (excluding amortization of intangible assets)	$1,898	$934	$2,832
Cost of products sold (excluding amortization of intangible assets)	—	—	—
Selling, general and administrative	2,819	1,205	4,024
Total restructuring costs	$4,717	$2,139	$6,856

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Rollforward of Restructuring Activities
The following table provides a rollforward for all of the Company’s severance and transition costs related to all restructuring activities:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Beginning balance	$1,300	$4,011	$5,818
Expense (excluding non-cash charges)	11,539	6,732	5,695
Payments / utilization	(7,800)	(6,973)	(5,604)
Other non-cash adjustments	—	(2,350)	(1,831)
Foreign currency adjustments	11	(120)	(67)
Ending balance	$5,050	$1,300	$4,011
As of December 30, 2023 and December 31, 2022, $5.1 million and $1.3 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s consolidated balance sheets.
17. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

	December 30, 2023	December 31, 2022
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$394,029	$391,762

Other current liabilities	$54,908	$46,526
Operating lease right-of-use liabilities	419,234	389,745
Total operating lease liabilities	$474,142	$436,271

Finance leases
Property, plant and equipment, net	$29,422	$31,875

Current portion of long-term debt and finance leases	$2,398	$2,330
Long-term debt, net and finance leases	26,152	28,316
Total finance lease liabilities	$28,550	$30,646
The following table presents the components of operating and finance lease costs within the Company’s consolidated statements of income for fiscal years 2023, 2022 and 2021:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Operating lease costs	$65,380	$59,671	$45,728
Finance lease costs:
Amortization of right-of-use assets	2,745	3,035	3,337
Interest on lease liabilities	1,477	1,441	1,280
Short-term lease costs	3,581	2,954	2,441
Variable lease costs	22,159	13,965	4,623
Sublease income	(2,067)	(1,912)	(2,008)
Total lease costs	$93,275	$79,154	$55,401

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other information related to leases was as follows:
Supplemental cash flow information

	Fiscal Year
	2023	2022	2021
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60,239	$48,360	$42,576
Operating cash flows from finance leases	1,476	1,442	1,282
Finance cash flows from finance leases	2,297	2,257	3,202

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$75,987	$189,134	$142,764
Right-of-use lease assets obtained in exchange for new finance lease liabilities	—	8,179	1,567
Lease term and discount rate

	December 30, 2023	December 31, 2022	December 25, 2021
Weighted-average remaining lease term (in years)
Operating lease	9.6	9.8	9.0
Finance lease	12.7	13.6	11.7
Weighted-average discount rate
Operating lease	4.7%	4.3%	3.6%
Finance lease	5.3%	5.3%	4.4%
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
As of December 30, 2023, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2024	$70,578	$3,796
2025	63,433	3,513
2026	58,494	3,038
2027	59,946	2,999
2028	57,953	2,988
Thereafter	286,215	23,562
Total minimum future lease payments	596,619	39,896
Less: Imputed interest	122,477	11,346
Total lease liabilities	$474,142	$28,550
Total minimum future lease payments (predominantly operating leases) of approximately $161 million for leases that have not commenced as of December 30, 2023, as the Company does not yet control the underlying assets, are not included in the consolidated financial statements. These leases are expected to commence between fiscal years 2024 and 2025 with lease terms of approximately 5 to 15 years.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. COMMITMENTS AND CONTINGENCIES
Insurance
The Company maintains certain insurance policies that maintain large deductibles up to approximately $2 million, some with or without stop-loss limits, depending on market availability. Insurance policies at certain locations are based on a percentage of the insured assets, for which deductibles for certain property may exceed $22.0 million in the event of a catastrophic event. In addition, the Company purchased representation and warranty insurance in support of some acquisitions, in which deductibles could reach $4.0 million.
Litigation
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain recent shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of December 30, 2023, which reflects the value of the shipments in accordance with the Company’s inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena, primarily related to the sourcing of non-human primates, and the Company is cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. The Company filed a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. The Company intends to file a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the derivative lawsuit to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Purchase Obligations
The Company enters into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations exclude agreements that are cancellable at any time without penalty. The aggregate amount of the Company’s unconditional purchase obligations totaled approximately $390 million as of December 30, 2023 and the majority of these obligations are expected to be settled during 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of December 30, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 30, 2023.
Our assessment of the effectiveness of our internal control over financial reporting as of December 30, 2023 excluded Noveprim, which was acquired by the Company in 2023. Noveprim, whose total assets and total revenues were excluded from the Company’s assessment, represented approximately less than 1%, respectively, of the related consolidated amounts as of and for the fiscal year ended December 30, 2023.
The effectiveness of our internal control over financial reporting as of December 30, 2023, has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
During fiscal year 2023, there were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 9B.    Other Information
During the quarter ended December 30, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K., except as follows:
•On November 14, 2023, James Foster, our Chair, President, and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement, dated February 23, 2023 for the sale of up to 112,341 shares of common stock. Mr. Foster did not sell any shares pursuant to such plan, which, absent such termination, would have expired on March 1, 2025.

•On November 15, 2023, Birgit Girshick, our Corporate Executive Vice President & Chief Operating Officer, terminated a Rule 10b5-1 trading arrangement, dated February 24, 2023 for the sale of up to 25,320 shares of common stock. Ms. Girshick did not sell any shares pursuant to such plan, which, absent such termination, would have expired on February 28, 2024.

•On November 22, 2023, Ms. Girshick entered into a Rule 10b5-1 trading arrangement for the sale of up to 22,362 shares of common stock, subject to certain conditions. The arrangement’s expiration date is February 28, 2025.
During the quarter ended December 30, 2023, the Company did not adopt or terminate any “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
A.    Directors and Compliance with Section 16(a) of the Exchange Act
Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2024 Proxy Statement under the sections captioned “Nominees for Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2024 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.
B.    Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Item 1. Business”
C.    Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2024 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.
D.    Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees of the Company. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. Our Insider Trading Policy is posted on our website and can be accessed by selecting the “Corporate Governance” link at http://ir.criver.com.
E.    Code of Ethics
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
F.    Changes to Board Nomination Procedures
In December 2021, we amended our By-laws to include a proxy access by-law. Under our proxy access by-law, if a stockholder (or a group of up to 20 stockholders) who has owned at least 3% of our shares for at least three years and has complied with the other requirements set forth in our By-laws wants us to include director nominees (up to the greater of two nominees or 20% of the Board) in our proxy statement for an upcoming Annual Meeting, the nominations must be received in a timely manner, between 120 and 150 days prior to the anniversary of the date our proxy statement was first sent to stockholders in connection with the prior year’ annual meeting.
Item 11.    Executive Compensation
A.    Policies and Practices for Granting Certain Equity Awards.
The Compensation Committee of the Board of Directors is responsible for the review and approval of our policies and practices with respect to granting equity awards. The Compensation Committee typically targets the second quarter of our fiscal year, shortly after our annual meeting of shareholders and the release of our first quarter financial results, for granting annual stock awards to eligible recipients, absent an extraordinary event. The Compensation Committee believes this aligns timing of equity grants with the planning of annual salary increases (also in the second quarter of our fiscal year), allowing our managers to take a holistic view of total compensation.
The Compensation Committee seeks to structure equity grants so that they are awarded during an open window period as designated by our Insider Trading Policy, or, if Compensation Committee approval is provided during a non-window period, are typically made effective on the first business day following our press release with respect to financial results for the prior quarter. This policy is intended to ensure that options are awarded at a time when the exercise price fully reflects all recently disclosed information. In the case of new hires eligible to receive equity grants, grants are generally made on the first business day of the month following the date the individual commences employment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
All grants to executive officers are made by the Compensation Committee itself and not pursuant to any delegated authority.
We have never had any programs, policies, or practices which are intended to time stock option grants with the release of material, non-public information in a manner that would provide advantageous option exercise prices to grant recipients. Option exercise prices are, in all cases, equal to the closing price of our common stock on the date of grant.
B.     Actions to Recover Erroneously Awarded Compensation
At no point during or after the last completed fiscal year did we prepare an accounting statement that required the recovery of erroneously awarded compensation pursuant to the company’s clawback policy, nor was there an outstanding balance as of the end of the last completed fiscal year of erroneously awarded compensation to be recovered from the application of the policy to a prior restatement.
The remainder of the information required by this Item will be included in the 2024 Proxy Statement under the sections captioned “2023 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee,” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2024 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2024 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2024 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.

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
Item 15(a)(3) and Item 15(b) Exhibits
We have identified below each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Sixth Amended and Restated By-Laws of Charles River Laboratories International, Inc.		8-K	December 15, 2021	3.1
4.1	Form of Common Stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1/A	June 23, 2000	4.1
4.2	Description of Securities		10-K	February 11, 2020	4.2
4.3	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.3
4.4	Charles River Laboratories International, Inc. Indenture Agreement with MUFG Union Bank, N.A. as Trustee dated April 3, 2018		8-K	April 3, 2018	4.1
4.5	Charles River Laboratories International, Inc. Second Supplemental Indenture, dates as of October 23, 2019, to the Indenture dated as of April 3, 2018		8-K	October 23, 2019	4.1
4.6	Form of Note for 4.250% Senior Notes due 2028		8-K	October 23, 2019	4.2
4.7	Indenture, dated as of March 23, 2021, between Charles River International, Inc. and U.S. Bank National Association, as trustee		8-K	March 23, 2021	4.1
4.8	First Supplemental Indenture, dated as of March 23, 2021, by and among the Charles River Laboratories International, Inc., the Guarantors and U.S. Bank National Association, as trustee		8-K	March 23, 2021	4.2
4.9	Form of Note for 3.750% Senior Notes due 2029 (included with Exhibit 4.12)		8-K	March 23, 2021	4.3
4.10	Form of Note for 4.000% Senior Notes due 2031 (included with Exhibit 4.12)		8-K	March 23, 2021	4.4
4.11	Form of Senior Debt Indenture between Charles River Laboratories International, Inc. and U.S. Bank National Association		S-3	May 4, 2021	4.1
4.12	Form of Subordinated Debt Indenture between Charles River Laboratories International, Inc. and U.S. Bank National Association		S-3	May 4, 2021	4.2
10.1*	Charles River Laboratories International, Inc. 2016 Incentive Plan		10-Q	August 3, 2016	10.1
10.2*	Charles River Laboratories International, Inc. Amended and Restated 2018 Incentive Plan, dated March 20, 2018, as amended November 21, 2023	X
10.3*	Charles River Laboratories International, Inc. Form of Stock Option granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.4
10.4*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.7
10.5*	Charles River Laboratories International, Inc. Form of Non-Qualified Stock Option granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.1
10.6*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2018 Incentive Plan	X
10.7*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.8*	Form of Change in Control Agreement		10-K	February 23, 2009	10.7

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
10.9*	Charles River Laboratories International, Inc. Non-Employee Directors Deferral Plan dated April 5, 2016		10-Q	May 4, 2016	10.1
10.10*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.11*	Amended and Restated Employment Agreement by and between James C. Foster and Charles River International, Inc., dated May 18, 2021		8-K	May 18, 2021	99.1
10.12*	Executive Incentive Compensation Program effective January 1, 2021		10-Q	May 4, 2021	10.2
10.13*	Charles River Laboratories amended and restated Deferred Compensation Plan, as amended		10-Q	May 4, 2021	10.3
10.14	Ninth Amended and Restated Credit Agreement, dated as of April 21, 2021, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto		8-K	April 23, 2021	10.1
10.15*	Charles River Laboratories International, Inc. Restricted Stock Unit Award, dated December 25, 2021 granted to Joseph W. LaPlume		8-K	December 27, 2021	10.1
10.16*	Charles River Laboratories International, Inc. Performance Share Unit Award, dated December 25, 2021 granted to Joseph W. LaPlume		8-K	December 27, 2021	10.2
10.17*†	Employment Offer Letter between Charles River Laboratories, Inc. and Flavia Pease, dated as of March 4, 2022		10-Q	May 4, 2022	10.1
19	Insider Trading Policy	X
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
97	Financial Statement Compensation Recoupment Policy	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
February 14, 2024	By:	/s/ FLAVIA H. PEASE
Flavia H. Pease
Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	Chairman, President and Chief Executive Officer	February 14, 2024
James C. Foster

By:	/s/ FLAVIA H. PEASE	Corporate Executive Vice President and	February 14, 2024
	Flavia H. Pease	Chief Financial Officer

By:	/s/ MICHAEL G. KNELL	Corporate Senior Vice President and	February 14, 2024
	Michael G. Knell	Chief Accounting Officer

By:	/s/ NANCY C. ANDREWS	Director	February 14, 2024
Nancy C. Andrews

By:	/s/ ROBERT J. BERTOLINI	Director	February 14, 2024
Robert J. Bertolini

By:	/s/ RESHEMA KEMPS-POLANCO	Director	February 14, 2024
Reshema Kemps-Polanco

By:	/s/ DEBORAH T. KOCHEVAR	Director	February 14, 2024
Deborah T. Kochevar

By:	/s/ GEORGE LLADO	Director	February 14, 2024
George Llado

By:	/s/ MARTIN MACKAY	Director	February 14, 2024
Martin Mackay

By:	/s/ GEORGE E. MASSARO	Director	February 14, 2024
George E. Massaro

By:	/s/ C. RICHARD REESE	Director	February 14, 2024
C. Richard Reese

By:	/s/ CRAIG B. THOMPSON	Director	February 14, 2024
Craig B. Thompson

By:	/s/ RICHARD F. WALLMAN	Director	February 14, 2024
Richard F. Wallman

By:	/s/ VIRGINIA M. WILSON	Director	February 14, 2024
Virginia M. Wilson