Form 10-Q
period 2024-03-30
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2024-05-09
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 30, 2024

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2024, there were 51,511,687 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2024

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 30, 2024 and April 1, 2023	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 30, 2024 and April 1, 2023	4
	Condensed Consolidated Balance Sheets (Unaudited) as of March 30, 2024 and December 30, 2023	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 30, 2024 and April 1, 2023	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three months ended March 30, 2024 and April 1, 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Overview	24
	Results of Operations	25
	Liquidity and Capital Resources	29
	Critical Accounting Policies and Estimates	31
	Recent Accounting Pronouncements	32
3	Quantitative and Qualitative Disclosure About Market Risk	32
4	Controls and Procedures	32
PART II - OTHER INFORMATION
1	Legal Proceedings	33
1A	Risk Factors	33
2	Unregistered Sales of Equity Securities and Use of Proceeds	34
5	Other Information	34
6	Exhibits	35

Signatures		36

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the U.S. government investigations and inquiries related to the NHP supply chain (including shipments of non-human primates from Cambodia received by the Company, (2) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, and (3) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we source are purpose-bred; changes and uncertainties in the global economy and financial markets, including any changes in business, political, or economic conditions due to the November 16, 2022 announcement by the U.S. Department of Justice through the U.S. Attorney’s Office for the Southern District of Florida that a Cambodian non-human primate supplier and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements, particularly with respect to our CDMO business); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and cost structure alignment efforts (including as estimated on an annualized basis); our expectations with respect to our study cancellation rates and the impact of such cancellations; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
Forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 30, 2023, under the sections entitled “Our Strategy,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 30, 2024	April 1, 2023
Service revenue	$816,862	$857,366
Product revenue	194,698	172,007
Total revenue	1,011,560	1,029,373
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	578,164	565,477
Cost of products sold (excluding amortization of intangible assets)	88,553	86,242
Selling, general and administrative	186,291	174,846
Amortization of intangible assets	32,575	34,916
Operating income	125,977	167,892
Other income (expense):
Interest income	2,202	806
Interest expense	(35,001)	(34,380)
Other income (expense), net	5,833	(3,277)
Income before income taxes	99,011	131,041
Provision for income taxes	24,529	27,087
Net income	74,482	103,954
Less: Net income attributable to noncontrolling interests	1,522	823
Net income available to Charles River Laboratories International, Inc.	$72,960	$103,131

Calculation of net income per share attributable to common shareholders of Charles River Laboratories International, Inc.
Net income available to Charles River Laboratories International, Inc.	$72,960	$103,131
Less: Adjustment of redeemable noncontrolling interest	401	—
Less: Incremental dividends attributable to noncontrolling interest holders	5,230	—
Net income available to Charles River Laboratories International, Inc. common shareholders	$67,329	$103,131

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.31	$2.02
Diluted	$1.30	$2.01

Weighted-average number of common shares outstanding:
Basic	51,437	51,097
Diluted	51,842	51,428

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$74,482	$103,954
Other comprehensive income (loss):
Foreign currency translation adjustment	(62,840)	23,313
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	344	170
Unrealized gains (losses) on hedging instruments	768	(1,402)
Other comprehensive income (loss), before income taxes	(61,728)	22,081
Less: Income tax benefit related to items of other comprehensive income	(5,473)	(1,038)
Comprehensive income, net of income taxes	18,227	127,073
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	(1,241)	1,009
Comprehensive income attributable to Charles River Laboratories International, Inc., net of income taxes	$19,468	$126,064

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$327,039	$276,771
Trade receivables and contract assets, net of allowances for credit losses of $25,407 and $25,722, respectively	786,980	780,375
Inventories	361,281	380,259
Prepaid assets	93,834	87,879
Other current assets	99,054	83,378
Total current assets	1,668,188	1,608,662
Property, plant and equipment, net	1,618,708	1,639,741
Venture capital and strategic equity investments	243,543	243,811
Operating lease right-of-use assets, net	384,394	394,029
Goodwill	3,070,241	3,095,045
Intangible assets, net	827,638	864,051
Deferred tax assets	36,924	40,279
Other assets	303,147	309,383
Total assets	$8,152,783	$8,195,001
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$129,682	$168,937
Accrued compensation	189,606	213,290
Deferred revenue	256,383	241,820
Accrued liabilities	190,892	227,825
Other current liabilities	188,247	203,210
Total current liabilities	954,810	1,055,082
Long-term debt, net and finance leases	2,660,459	2,647,147
Operating lease right-of-use liabilities	418,054	419,234
Deferred tax liabilities	180,094	191,349
Other long-term liabilities	235,441	223,191
Total liabilities	4,448,858	4,536,003
Commitments and contingencies (Notes 2, 11, 13, and 15)
Redeemable noncontrolling interest	57,775	56,722
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,552 shares issued and 51,510 shares outstanding as of March 30, 2024, and 51,338 shares issued and outstanding as of December 30, 2023	515	513
Additional paid-in capital	1,939,413	1,905,578
Retained earnings	1,959,777	1,887,218
Treasury stock, at cost, 42 and zero shares, as of March 30, 2024 and December 30, 2023, respectively	(9,351)	—
Accumulated other comprehensive loss	(249,919)	(196,427)
Total Charles River Laboratories International, Inc. equity	3,640,435	3,596,882
Nonredeemable noncontrolling interests	5,715	5,394
Total equity	3,646,150	3,602,276
Total liabilities, noncontrolling interests and equity	$8,152,783	$8,195,001
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows relating to operating activities
Net income	$74,482	$103,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,357	77,069
Stock-based compensation	16,738	13,460
Deferred income taxes	(987)	(11,584)
Long-lived asset impairment charges	5,432	10,460
(Gain) loss on venture capital and strategic equity investments, net	(5,880)	3,282
Provision for credit losses	839	3,238
Other, net	1,999	1,448
Changes in assets and liabilities:
Trade receivables and contract assets, net	(17,281)	(33,831)
Inventories	5,600	(8,587)
Accounts payable	(8,541)	(41,313)
Accrued compensation	(20,945)	(21,469)
Deferred revenue	19,957	(481)
Customer contract deposits	6,140	1,509
Other assets and liabilities, net	(33,022)	12,228
Net cash provided by operating activities	129,888	109,383
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	—	(50,166)
Capital expenditures	(79,144)	(106,875)
Purchases of investments and contributions to venture capital investments	(13,867)	(12,570)
Proceeds from sale of investments	7,502	1,953
Other, net	(283)	(960)
Net cash used in investing activities	(85,792)	(168,618)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	300,882	192,500
Proceeds from exercises of stock options	21,505	11,792
Payments on long-term debt, revolving credit facility, and finance lease obligations	(292,482)	(157,328)
Purchase of treasury stock	(9,351)	(19,012)
Payments of contingent consideration	—	(2,711)
Other, net	(2,208)	—
Net cash provided by financing activities	18,346	25,241
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,387)	1,671
Net change in cash, cash equivalents, and restricted cash	54,055	(32,323)
Cash, cash equivalents, and restricted cash, beginning of period	284,480	241,214
Cash, cash equivalents, and restricted cash, end of period	$338,535	$208,891

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
    (in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
Net income	1,201	—	—	—	72,960	—	—	—	72,960	321	73,281
Other comprehensive (loss), net of tax	(2,763)	—	—	—	—	(53,492)	—	—	(53,492)	—	(53,492)
Adjustment of redeemable noncontrolling interests to redemption value	4,807	—	—	(4,406)	(401)	—	—	—	(4,807)	—	(4,807)
Dividends to noncontrolling interests	(2,192)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	214	2	21,503	—	—	—	—	21,505	—	21,505
Purchase of treasury shares	—	—	—	—	—	—	42	(9,351)	(9,351)	—	(9,351)
Stock-based compensation	—	—	—	16,738	—	—	—	—	16,738	—	16,738
March 30, 2024	$57,775	51,552	$515	$1,939,413	$1,959,777	$(249,919)	42	$(9,351)	$3,640,435	$5,715	$3,646,150

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 31, 2022	$42,427	50,944	$509	$1,804,940	$1,432,901	$(262,057)	—	$—	$2,976,293	$4,785	$2,981,078
Net income	322	—	—	—	103,131	—	—	—	103,131	501	103,632
Other comprehensive income, net of tax	186	—	—	—	—	22,933	—	—	22,933	—	22,933
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	316	3	11,789	—	—	—	—	11,792	—	11,792
Purchase of treasury shares	—	—	—	—	—	—	78	(19,012)	(19,012)	—	(19,012)
Stock-based compensation	—	—	—	13,460	—	—	—	—	13,460	—	13,460
April 1, 2023	$42,935	51,260	$512	$1,830,189	$1,536,032	$(239,124)	78	$(19,012)	$3,108,597	$5,286	$3,113,883

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2023. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
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
Newly Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures in the annual consolidated financial statements, but does not believe there will be a material impact.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures on the consolidated financial statements.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2023.
Consolidation
The Company’s unaudited condensed consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its unaudited condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Redeemable noncontrolling interests, where the noncontrolling interest holders have the ability to require the Company to purchase the remaining interests, are classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. Intercompany balances and transactions are eliminated in consolidation.
The Company’s fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing).
The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Cell Solutions businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of clients’ research operations (including recruitment, training, staffing, and management services) within the clients’ facilities and utilizing the Charles River Accelerator and Development Lab (CRADL™) offering, which provides vivarium space to clients, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models, and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Cell Solutions, which supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow.
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
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2023 Acquisition
Noveprim Group
On November 30, 2023, the Company completed the acquisition of an additional 41% equity interest of Noveprim Group (Noveprim), a leading supplier of non-human primates (NHPs) located in Mauritius, resulting in a 90% controlling interest. The Company had previously acquired a 49% equity interest in 2022 for $90.0 million plus additional contingent payments up to $5.0 million based on future performance. The total consideration allocable to the Noveprim acquisition is $374.8 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $198.8 million which includes a remeasurement gain on the 49% equity investment of $103.2 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $13.8 million. The contingent consideration fair value is estimated using a Monte Carlo Simulation model and the maximum contingent contractual payments are up to $55.0 million based on future performance and milestone achievements in fiscal years 2023 through 2025. The Company has the call option right to purchase the remaining 10% equity interest up until one month after the sixth anniversary of closing the 41% equity interest. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller. The redemption price for the call/put is fixed and ranges from $47.0 million to $54.0 million depending on when exercised. The noncontrolling interest is classified as a redeemable noncontrolling interest in the mezzanine section of the unaudited condensed consolidated balance sheet. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. The Company incurred transaction and integration costs in connection with the acquisition of $0.2 million and $0.8 million for the three months ended March 30, 2024 and April 1, 2023, respectively, which was primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.

SAMDI Tech, Inc.
On January 27, 2023, the Company acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, net of $0.4 million in cash, inclusive of a 20% strategic equity interest previously owned by the Company of $12.6 million. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment. The Company did not incur material transaction and integration costs in connection with the acquisition for the three months ended March 30, 2024 and April 1, 2023.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Purchase price information
The purchase price allocation was as follows:

	Noveprim Group(1)	SAMDI Tech, Inc.
	November 30, 2023	January 27, 2023
	(in thousands)
Trade receivables	$1,308	$513
Inventories	66,500	—
Other current assets (excluding cash)	3,467	75
Property, plant and equipment	35,831	593
Operating lease right-of-use asset, net	104	—
Goodwill (2)	172,846	37,129
Definite-lived intangible assets	9,500	33,070
Other long-term assets (3)	167,907	6
Deferred revenue	—	(43)
Other current liabilities	(16,378)	(351)
Operating lease right-of-use liabilities (Long-term)	(97)	—
Deferred tax liabilities	(12,984)	(8,191)
Other long-term liabilities	(7,796)	—
Redeemable noncontrolling interest (4)	(45,374)	—
Total purchase price allocation	$374,834	$62,801

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

(3) Other long-term assets acquired from the Noveprim acquisition include $167.8 million of biological assets, which will be amortized over an estimated eight-year useful life.
(4) Refer to Note 12. Equity and Noncontrolling Interests for further a description of the 10% noncontrolling interest fair value.
The definite-lived intangible assets acquired were as follows:

	Noveprim Group	SAMDI Tech, Inc.
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$—	$23,400
Other intangible assets	9,500	9,670
Total definite-lived intangible assets	$9,500	$33,070

Weighted Average Amortization Life	(in years)
Client relationships	—	15
Other intangible assets	7	7
Total definite-lived intangible assets	7	12

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$97,049	$93,639
Services and products transferred at a point in time	123,858	106,127
Total RMS revenue	220,907	199,766
DSA
Services and products transferred over time	604,125	661,836
Services and products transferred at a point in time	1,327	517
Total DSA revenue	605,452	662,353
Manufacturing
Services and products transferred over time	100,058	86,086
Services and products transferred at a point in time	85,143	81,168
Total Manufacturing revenue	185,201	167,254
Total revenue	$1,011,560	$1,029,373
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	March 30, 2024	December 30, 2023
	(in thousands)
Assets from contracts with customers
Client receivables	$590,594	$578,077
Unbilled revenue	221,793	228,020
Total	812,387	806,097
Less: Allowance for credit losses	(25,407)	(25,722)
Trade receivables and contract assets, net	$786,980	$780,375

Liabilities from contracts with customers
Current deferred revenue	$256,383	$241,820
Long-term deferred revenue (included in Other long-term liabilities)	32,448	30,919
Customer contract deposits (included in Other current liabilities)	90,589	85,554
Approximately 70% of unbilled revenue as of December 30, 2023, which was $228 million, was billed during the three months ended March 30, 2024. Approximately 70% of unbilled revenue as of December 31, 2022, which was $204 million, was billed during the three months ended April 1, 2023.
Approximately 60% of contract liabilities as of December 30, 2023, which was $273 million, were recognized as revenue during the three months ended March 30, 2024. Approximately 65% of contract liabilities as of December 31, 2022, which was $290 million, were recognized as revenue during the three months ended April 1, 2023.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $52 million and $41 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of March 30, 2024 and December 30, 2023, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Beginning balance	$25,722	$11,278
Additions	934	5,731
Deductions	(1,249)	(315)
Ending balance	$25,407	$16,694
Net provisions were $0.8 million and $3.2 million during the three months ended March 30, 2024 and April 1, 2023, respectively and include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 30, 2024. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of March 30, 2024 was $920.5 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
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

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
Lease revenue	$20,974	$24,090	Service revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in three reportable segments, RMS, DSA and Manufacturing. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s Chief Operating Decision Maker (CODM). The following table presents the results of operations by reportable segment:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
RMS
Revenue	$220,907	$199,766
Cost of revenue (excluding amortization of intangible assets)	140,925	126,804
Selling, general and administrative	30,893	27,058
Amortization of intangible assets	5,940	5,495
Operating income	$43,149	$40,409

DSA
Revenue	$605,452	$662,353
Cost of revenue (excluding amortization of intangible assets)	417,912	411,523
Selling, general and administrative	56,859	61,998
Amortization of intangible assets	15,842	17,401
Operating income	$114,839	$171,431

Manufacturing
Revenue	$185,201	$167,254
Cost of revenue (excluding amortization of intangible assets)	107,880	113,392
Selling, general and administrative	32,847	39,736
Amortization of intangible assets	10,793	12,020
Operating income	$33,681	$2,106

Unallocated Corporate
Selling, general and administrative	$(65,692)	$(46,054)
Operating income (1)	$(65,692)	$(46,054)

Consolidated
Revenue	$1,011,560	$1,029,373
Cost of revenue (excluding amortization of intangible assets)	666,717	651,719
Selling, general and administrative	186,291	174,846
Amortization of intangible assets	32,575	34,916
Operating income	$125,977	$167,892

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
March 30, 2024	$20,044	$48,959	$8,862	$1,279	$79,144
April 1, 2023	19,084	65,184	21,738	869	106,875

Depreciation and amortization
Three Months Ended:
March 30, 2024	$18,123	$45,789	$19,805	$1,640	$85,357
April 1, 2023	13,489	42,450	20,084	1,046	77,069
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
March 30, 2024	$562,317	$276,319	$110,401	$45,772	$16,751	$1,011,560
April 1, 2023	605,441	267,703	110,606	42,813	2,810	1,029,373
Included in the Other category above are operations located in Brazil, Israel, and Mauritius. Revenue represents sales originating in entities physically located in the identified geographic area.
Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Long-lived assets
March 30, 2024	$954,225	$404,657	$153,443	$71,076	$35,307	$1,618,708
December 30, 2023	964,176	407,375	157,483	74,605	36,102	1,639,741
Long-lived assets consist of property, plant, and equipment, net.
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Cash paid for income taxes	$18,728	$13,618
Cash paid for interest	38,258	36,807
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$23,911	$43,116
Assets acquired under finance leases	3,159	—
Cash, cash equivalents and restricted cash is included in the accompanying unaudited balance sheet as follows:

	March 30, 2024	December 30, 2023
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$327,039	$276,771
Restricted cash included in Other current assets	10,327	5,803
Restricted cash included in Other assets	1,169	1,906
Cash, cash equivalents, and restricted cash, end of period	$338,535	$284,480

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. INVENTORY
Inventories
The composition of inventories is as follows:

	March 30, 2024	December 30, 2023
	(in thousands)
Raw materials and supplies	$44,603	$42,296
Work in process	43,252	59,727
Finished products	273,426	278,236
Inventories	$361,281	$380,259
7. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	March 30, 2024	December 30, 2023
	(in thousands)
Land	$78,852	$79,546
Buildings (1)	1,033,150	1,053,915
Machinery and equipment (1)	985,006	984,867
Leasehold improvements	348,558	366,556
Furniture and fixtures	30,712	31,284
Computer hardware and software (1)	254,018	254,413
Vehicles (1)	6,974	6,746
Construction in progress	245,826	197,723
Total	2,983,096	2,975,050
Less: Accumulated depreciation	(1,364,388)	(1,335,309)
Property, plant and equipment, net	$1,618,708	$1,639,741

(1) These balances include assets under finance leases.
Depreciation expense in the three months ended March 30, 2024 and April 1, 2023 was $45.7 million and $42.2 million, respectively.
8. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Beginning balance	$121,158	$129,012
Capital contributions	3,829	3,214
Distributions	(9,353)	(7,217)
Gains (losses)	8,174	(6,848)
Foreign currency translation	(100)	260
Ending balance	$123,708	$118,421

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Beginning balance	$122,653	$182,590
Purchase of investments	—	9,266
Distributions	—	(4,146)
Gain (loss)	(2,294)	3,566
Reduction for acquisition of entity (1)	—	(12,635)
Foreign currency translation	(524)	(3,275)
Ending balance	$119,835	$175,366

(1) Refer to Note 2. Acquisitions for further discussion on the SAMDI acquisition.
9. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 30, 2024
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$29	$—	$29
Term deposit	—	10,068	—	10,068
Other assets:
Life insurance policies	—	44,617	—	44,617
Interest rate swap	—	1,734	—	1,734
Total assets measured at fair value	$—	$56,448	$—	$56,448

Other long-term liabilities measured at fair value:
Contingent consideration	$—	$—	$33,265	$33,265
Total liabilities measured at fair value	$—	$—	$33,265	$33,265
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 30, 2024, there were no transfers between levels.

	December 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$29	$—	$29
Other assets:
Life insurance policies	—	40,912	—	40,912
Interest rate swap	—	966	—	966
Total assets measured at fair value	$—	$41,907	$—	$41,907

Other long-term liabilities measured at fair value
Contingent consideration	$—	$—	$33,265	$33,265
Total liabilities measured at fair value	$—	$—	$33,265	$33,265
During the year ended December 30, 2023, there were no transfers between levels.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Beginning balance	$33,265	$13,431
Payments	—	(2,711)
Total gains or losses (realized/unrealized):
Foreign currency translation	—	(177)
Ending balance	$33,265	$10,543
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $55 million, of which the value accrued as of March 30, 2024 is $33 million as the probability of achieving the maximum target is estimated to be 60%. The volatility and weighted average cost of capital is approximately 7% and 9%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
Cash Flow Hedge
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. The Company has an interest rate swap with a notional amount of $500 million maturing November 2, 2024 to manage interest rate fluctuation related to floating rate borrowings under the Credit Facility, at a fixed rate of 4.65%.
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

	March 30, 2024		December 30, 2023
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$468,750	$500,000	$478,100
3.75% Senior Notes due 2029	500,000	453,750	500,000	458,100
4.00% Senior Notes due 2031	500,000	445,000	500,000	449,350
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing	Total
	(in thousands)
December 30, 2023	$497,474	$1,662,434	$935,137	$3,095,045
Acquisitions	—	497	—	497
Foreign exchange	(407)	(21,340)	(3,554)	(25,301)
March 30, 2024	$497,067	$1,641,591	$931,583	$3,070,241
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
The decrease in goodwill during the three months ended March 30, 2024 related to foreign exchange in the DSA and Manufacturing reportable segments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
The following table displays intangible assets, net by major class:

	March 30, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,515,021	$(739,260)	$775,761	$1,528,780	$(721,322)	$807,458
Technology	140,982	(112,842)	28,140	142,190	(111,764)	30,426
Trademarks and trade names	11,842	(4,822)	7,020	11,878	(4,568)	7,310
Backlog	3,100	(2,485)	615	3,100	(2,177)	923
Other	43,008	(26,906)	16,102	43,611	(25,677)	17,934
Intangible assets	$1,713,953	$(886,315)	$827,638	$1,729,559	$(865,508)	$864,051
The decrease in intangible assets, net during the three months ended March 30, 2024 related to normal amortization over the useful lives.
Amortization expense of definite-lived intangible assets for three months ended March 30, 2024 and April 1, 2023 was $32.6 million and $34.9 million, respectively.
11. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	March 30, 2024	December 30, 2023
	(in thousands)
Revolving facility	$1,133,000	$1,129,243
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	13,516	9,575
Finance leases	30,230	28,550
Total debt and finance leases	2,676,746	2,667,368
Less:
Current portion of long-term debt	459	3,172
Current portion of finance leases	2,169	2,398
Current portion of long-term debt and finance leases	2,628	5,570
Long-term debt and finance leases	2,674,118	2,661,798
Debt discount and debt issuance costs	(13,659)	(14,651)
Long-term debt, net and finance leases	$2,660,459	$2,647,147
As of March 30, 2024 and December 30, 2023, the weighted average interest rate on the Company’s debt was 4.97% and 4.93%, respectively.
Letters of Credit
As of March 30, 2024 and December 30, 2023, the Company had $21.2 million and $21.6 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Numerator:
Net income	$74,482	$103,954
Less: Net income attributable to noncontrolling interests	1,522	823
Net income available to Charles River Laboratories International, Inc.	72,960	103,131
Less: Adjustment of redeemable noncontrolling interest (1)	401	—
Less: Incremental dividends attributable to noncontrolling interest holders (2)	5,230	—
Net income available to Charles River Laboratories International, Inc. common shareholders	$67,329	$103,131

Denominator:
Weighted-average shares outstanding - Basic	51,437	51,097
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	405	331
Weighted-average shares outstanding - Diluted	51,842	51,428

Anti-dilutive common stock equivalents (3)	448	405

(1) Represents adjustments of redeemable noncontrolling interest that impact retained earnings.
(2) Represents incremental undeclared dividends attributable to Noveprim noncontrolling interest holders who are entitled to preferential dividends for fiscal year 2024.
(3) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
The Company’s Board of Directors has authorized a $1.3 billion stock repurchase program. As of March 30, 2024, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of approximately 0.1 million in the three months ended March 30, 2024 and three months ended April 1, 2023, for $9.4 million and $19.0 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Net Unrealized (Loss) Gain on Cash Flow Hedge	Total
	(in thousands)
December 30, 2023	$(149,999)	$(47,167)	$739	$(196,427)
Other comprehensive income (loss) before reclassifications	(60,077)	344	768	(58,965)
Net current period other comprehensive income (loss)	(60,077)	344	768	(58,965)
Income tax expense (benefit)	(5,737)	80	184	(5,473)
March 30, 2024	$(204,339)	$(46,903)	$1,323	$(249,919)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
Through March 30, 2024, the Company holds several redeemable noncontrolling interests. Since the Company has the right to purchase, and the noncontrolling interest holders have the right to require the Company to purchase the remaining interest, which represents a derivative embedded within the equity instrument, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities.
The redeemable noncontrolling interests are measured at the greater of (i) the redemption amount or (ii) the historical value resulting from the original acquisition date fair value, increased or decreased for the noncontrolling interest’s share of net income (loss), equity capital contributions and distributions. The fair value of the redeemable noncontrolling interest is determined using the income approach, with key assumptions being projected cash flows and discount rates based on market participant’s weighted average cost of capital. To the extent redemption value exceeds carrying value, adjustments are recorded to additional paid-in capital, with any cumulative excess of redemption value over fair value recorded in retained earnings, which impacts net income available to common shareholders used in the calculation of earnings per common share.
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. Additionally, the 10% noncontrolling interest holders may receive a dividend disproportionate to their equity ownership, of which the fair value of $8 million as of the acquisition date was recorded within the redeemable noncontrolling interest. Through March 30, 2024, incremental dividends based on Noveprim statutory net income attributed to the redeemable noncontrolling interest holders of $5.2 million reduced net income available to common shareholders used in the calculation of earnings per common share. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of March 30, 2024, the redemption value of $45.8 million exceeded both the carrying value and fair value, resulting in both an adjustment to additional paid in capital of $1.7 million and an adjustment to retained earnings of $0.4 million, respectively.
Other redeemable noncontrolling interest
In 2019, the Company acquired an 80% equity interest in a subsidiary, which included a 20% redeemable noncontrolling interest. In June 2022, the Company purchased an additional 10% interest in the subsidiary for $15.0 million, resulting in a remaining noncontrolling interest of 10%. Beginning in 2024, the Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at its appraised value. The redemption value is measured at the greater of the appraised value or a predetermined floor. The amount that the Company could be required to pay to purchase the remaining 10% equity interest is not limited. As of March 30, 2024, the redemption value of $12.0 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $2.8 million. During the second quarter of fiscal 2024, the Company acquired the remaining 10% for $12.0 million.
Vital River
The Company held a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor. The amount that the Company could be required to pay to purchase the remaining 8% equity interest was not limited. During the fourth quarter of fiscal 2023, the Company acquired the remaining 8% and paid $4.8 million of the total $24.4 million due. The remaining purchase price payable was included in Accrued liabilities within the Company’s unaudited condensed consolidated balance sheet as of March 30, 2024 and December 30, 2023 and is expected to be paid during fiscal year 2024.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not significant during the three months ended March 30, 2024 and April 1, 2023.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES
The Company’s effective tax rates for the three months ended March 30, 2024 and April 1, 2023 were 24.8% and 20.7%, respectively. The increase in the effective tax rate from the corresponding prior year period was primarily attributable to unfavorable tax effects from stock-based compensation deductions in the three months ended March 30, 2024.
For the three months ended March 30, 2024, the Company’s unrecognized tax benefits increased by $0.7 million to $23.4 million, primarily due to increases in research and development tax credit reserves. For the three months ended March 30, 2024, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.4 million to $20.7 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $1.4 million as of March 30, 2024. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $5 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	March 30, 2024	December 30, 2023	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$60,311	$59,715	Other current assets
Accrued income taxes	34,102	38,819	Other current liabilities
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2020.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, and India. The Company does not anticipate resolution of these audits will have a material impact on its unaudited condensed consolidated financial statements.
14. RESTRUCTURING AND ASSET IMPAIRMENTS
The Company has undertaken restructuring actions impacting the reportable segments at various locations across North America, Europe and Asia. This includes workforce right-sizing actions resulting in severance and transition costs; and costs related to the consolidation of facilities resulting in asset impairment and accelerated depreciation charges.
The following table presents restructuring costs by reportable segment:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
RMS	$7,387	$—
DSA	6,491	(2)
Manufacturing	1,631	3,488
Unallocated corporate	1,490	—
Total	$16,999	$3,486

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	March 30, 2024			April 1, 2023
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$4,810	$1,108	$5,918	$567	$—	$567
Cost of products sold (excluding amortization of intangible assets)	678	1,330	2,008	18	2,564	2,582
Selling, general and administrative	3,549	5,524	9,073	329	8	337
Total restructuring costs	$9,037	$7,962	$16,999	$914	$2,572	$3,486
Rollforward of Restructuring Activities
The following table provides a rollforward for all of the Company’s severance and transition costs related to all restructuring activities:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Beginning balance	$5,050	$1,300
Expense (excluding non-cash charges)	9,037	914
Payments / utilization	(3,235)	(331)
Foreign currency adjustments	(40)	6
Ending balance	$10,812	$1,889
As of March 30, 2024 and December 30, 2023, $10.8 million and $5.1 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
15. COMMITMENTS AND CONTINGENCIES
Litigation
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments was approximately $27 million as of March 30, 2024, which reflects the value of the shipments in accordance with the Company’s inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena, primarily related to the sourcing of non-human primates, and the Company is cooperating with the request. The Company is not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. The Company filed a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. In March 2024, the plaintiff agreed to stay the action until the United States District Court for the District of Massachusetts rules on the pending motion to dismiss in the Securities Class Action. The Company intends to file a motion to dismiss at that time. While the Company cannot predict the outcome of this matter, it believes the derivative lawsuit to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
Aside from the matters above, the Company believes there are no other matters pending against the Company that could have a material impact on the Company’s business, financial condition, or results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2023. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” included elsewhere within this Form 10-Q. Certain percentage changes may not recalculate due to rounding.
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
Our RMS reportable segment includes the Research Models, Research Model Services, and Cell Solutions businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities as well as our own vivarium space, utilizing our Charles River Accelerator and Development Lab (CRADL), Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Cell Solutions provides controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow.
Our DSA segment is comprised of two businesses: Discovery Services and Safety Assessment. We provide regulated and non-regulated DSA services to support the research, development, and regulatory-required safety testing of potential new drugs, including therapeutic discovery and optimization plus in vitro (non-animal) and in vivo (in research models) studies, laboratory support services, and strategic non-clinical consulting and program management to support product development.
Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro lot-release testing products, microbial detection products, and species identification services and Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions) as well as contract development and manufacturing products and services (CDMO).
U.S. Government Investigations into the Non-Human Primate Supply Chain
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of March 30, 2024, which reflects the value of the shipments in accordance with our inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena, primarily related to the sourcing of non-human primates, and the Company is cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities. For our assessment of risk factors surrounding the aforementioned matter refer to Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for fiscal year 2023.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
Fiscal Year 2023 Acquisitions
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
On January 27, 2023, we acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, inclusive of a 20% strategic equity interest previously owned by us. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
Fiscal Quarters
Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for the three months ended March 30, 2024 decreased $17.8 million, or 1.7%, to $1,011.6 million compared to $1,029.4 million in the corresponding period in 2023. The decrease in revenue was primarily due to our DSA business which experienced lower volume; partially offset by higher revenue within our RMS business, principally driven by the recent acquisition of Noveprim which sells large research models to third parties; higher revenue within our Manufacturing businesses, and the effect of changes in foreign currency exchange rates when compared to the corresponding three month period in 2023.
In the three months ended March 30, 2024, our operating income and operating income margin were $126.0 million and 12.5% respectively, compared with $167.9 million and 16.3%, respectively, in the corresponding of 2023. The decrease in operating income and operating income margin for the three months ended March 30, 2024 was primarily due to lower revenue described

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
above, higher staffing and operating costs across all businesses, and charges related to recent restructuring activities, including severance and asset impairments.
Net income attributable to common shareholders decreased to $73.0 million in the three months ended March 30, 2024, from $103.1 million in the corresponding period of 2023 due principally to the decrease in operating income described above, partially offset by higher net gains on investments compared to the corresponding period in fiscal 2023.
During the three months ended March 30, 2024, our cash flows from operations was $129.9 million compared with $109.4 million for the same period in 2023. The increase was driven by timing of vendor and supplier payments and improvements across our revenue related accounts, including trade receivables, deferred revenue, and customer deposits compared to the same period in 2023.
We have undertaken restructuring actions within all reportable segments at various locations across North America, Europe and Asia. This includes workforce right-sizing actions, resulting in severance and transition costs; and costs related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation charges. Restructuring charges recognized during the three months ended March 30, 2024 were approximately $17 million, of which $8 million related to asset impairment and accelerated depreciation charges and $9 million related to severance charges. We expect that these effectuated actions as well as other upcoming planned actions will result in approximately $70 million of cost savings on an annualized basis.
Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change
	(in thousands, except percentages)
Service revenue	$816,862	$857,366	$(40,504)	(4.7)%
Product revenue	194,698	172,007	22,691	13.2%
Total revenue	$1,011,560	$1,029,373	$(17,813)	(1.7)%

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$220,907	$199,766	$21,141	10.6%	(0.3)%
DSA	605,452	662,353	(56,901)	(8.6)%	0.5%
Manufacturing	185,201	167,254	17,947	10.7%	0.3%
Total revenue	$1,011,560	$1,029,373	$(17,813)	(1.7)%	0.3%
The following table presents operating income by reportable segment:

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$43,149	$40,409	$2,740	6.8%	(0.6)%
DSA	114,839	171,431	(56,592)	(33.0)%	0.1%
Manufacturing	33,681	2,106	31,575	1,499.3%	5.3%
Unallocated corporate	(65,692)	(46,054)	(19,638)	42.6%	0.3%
Total operating income	$125,977	$167,892	$(41,915)	(25.0)%	(0.2)%
Operating income % of revenue	12.5%	16.3%		(380) bps

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$220,907	$199,766	$21,141	10.6%	(0.3)%
Cost of revenue (excluding amortization of intangible assets)	140,925	126,804	14,121	11.1%
Selling, general and administrative	30,893	27,058	3,835	14.2%
Amortization of intangible assets	5,940	5,495	445	8.1%
Operating income	$43,149	$40,409	$2,740	6.8%	(0.6)%
Operating income % of revenue	19.5%	20.2%		(70) bps
RMS revenue increased $21.1 million due primarily to higher large research model product revenue, principally from the recent acquisition of Noveprim, which contributed $15.1 million, and higher small research models product and service revenues; partially offset by lower revenue in our Cell Solutions business and the effect of changes in foreign currency exchange rates.
RMS operating income increased $2.7 million compared to the corresponding period in 2023 principally due to the increase in revenue noted above. RMS operating income as a percentage of revenue for the three months ended March 30, 2024 was 19.5%, a decrease of 70 bps from 20.2% for the corresponding period in 2023, principally due to higher amortization related to acquisitions, including an inventory step up recorded in cost of revenue from the Noveprim acquisition, and higher site consolidation and asset impairment charges related to recent restructuring activities.
DSA

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$605,452	$662,353	$(56,901)	(8.6)%	0.5%
Cost of revenue (excluding amortization of intangible assets)	417,912	411,523	6,389	1.6%
Selling, general and administrative	56,859	61,998	(5,139)	(8.3)%
Amortization of intangible assets	15,842	17,401	(1,559)	(9.0)%
Operating income	$114,839	$171,431	$(56,592)	(33.0)%	0.1%
Operating income % of revenue	19.0%	25.9%		(690) bps
DSA revenue decreased $56.9 million due primarily to decreased revenue in our Safety Assessment and Discovery Services businesses due to decreased volume, as well as the impact of a recently divested site related to our Safety Assessment business, which decreased revenue by $2.9 million; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income decreased $56.6 million compared to the corresponding period in 2023. DSA operating income as a percentage of revenue for the three months ended March 30, 2024 was 19.0%, a decrease of (690) bps from 25.9% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, higher operating and staffing costs, and higher severance and impairment costs related to recent restructuring activities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Manufacturing

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$185,201	$167,254	$17,947	10.7%	0.3%
Cost of revenue (excluding amortization of intangible assets)	107,880	113,392	(5,512)	(4.9)%
Selling, general and administrative	32,847	39,736	(6,889)	(17.3)%
Amortization of intangible assets	10,793	12,020	(1,227)	(10.2)%
Operating income	$33,681	$2,106	$31,575	1,499.3%	5.3%
Operating income % of revenue	18.2%	1.3%		1,690 bps
Manufacturing revenue increased $17.9 million due primarily to increased revenue in both our Biologics Solutions and Microbial Solutions businesses, driven by increased volume for Biologics Testing service revenue, CDMO service revenue, and Microbial Solutions endotoxin product revenue.
Manufacturing operating income increased $31.6 million compared to the corresponding period in 2023. Manufacturing operating income as a percentage of revenue for the three months ended March 30, 2024 was 18.2%, an increase of 1,690 bps from 1.3% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue increased primarily due to the higher revenue described above, along with higher operating efficiencies, and the absence of certain costs incurred during the three months ended April 1, 2023, primarily an asset impairment charge related to our Biologics Solutions business, and legal costs from an environmental litigation related to the Microbial Solutions business.
Unallocated Corporate

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$65,692	$46,054	$19,638	42.6%	0.3%
Unallocated corporate % of revenue	6.5%	4.5%		200 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $19.6 million, or 42.6%, compared to the corresponding period in 2023 is primarily related to higher variable compensation expenses and higher severance costs. Costs as a percentage of revenue for the three months ended March 30, 2024 were 6.5%, an increase of 200 bps from 4.5% for the corresponding period in 2023.
Other Income (Expense)

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$2,202	$806	$1,396	173.2%
Interest expense	(35,001)	(34,380)	(621)	1.8%
Other income (expense), net	5,833	(3,277)	9,110	(278.0)%
Total other expense, net	$(26,966)	$(36,851)	$9,885	(26.8)%
Interest income for the three months ended March 30, 2024 was $2.2 million, an increase of $1.4 million, or 173.2%, driven primarily from higher interest rates.
Other income, net for the three months ended March 30, 2024 was $5.8 million, an increase of $9.1 million, or 278.0%, compared to Other expense, net of $3.3 million for the corresponding period in 2023. The increase was due primarily to venture capital investment gains of $8.2 million as compared to losses of $6.8 million in the corresponding period in 2023, partially offset by strategic equity investment losses of $2.3 million as compared to gains of $3.6 million in the corresponding period in 2023.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Income Taxes

	Three Months Ended
	March 30, 2024	April 1, 2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$24,529	$27,087	$(2,558)	(9.4)%
Effective tax rate	24.8%	20.7%		410 bps
Income tax expense for the three months ended March 30, 2024 was $24.5 million, a decrease of $2.6 million compared to $27.1 million for the corresponding period in 2023. Our effective tax rate was 24.8% for the three months ended March 30, 2024 compared to 20.7% for the corresponding period in 2023. The increase in our effective tax rate in the three months ended March 30, 2024 compared to the corresponding period in 2023 was primarily attributable to unfavorable tax effects from stock-based compensation deductions in the three months ended March 30, 2024.
Our global operations make the effective tax rate sensitive to significant tax law changes. Several countries where we operate have enacted legislation implementing the Organization for Economic Cooperation and Development’s (OECD) international tax framework, including the Pillar II global minimum tax rate with effect from January 1, 2024 or later. We continue to monitor future legislation, however, the tax expense accrued for the three months ended March 30, 2024, is not material to the unaudited consolidated financial statements.
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
The following table presents our cash, cash equivalents and short-term investments:

	March 30, 2024	December 30, 2023
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$15,876	$2,234
Held in non-U.S. entities	311,163	274,537
Total cash and cash equivalents	327,039	276,771
Short-term investments:
Held in non-U.S. entities	10,065	68
Total cash, cash equivalents and short-term investments	$337,104	$276,839
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Net income	$74,482	$103,954
Adjustments to reconcile net income to net cash provided by operating activities	103,498	97,373
Changes in assets and liabilities	(48,092)	(91,944)
Net cash provided by operating activities	$129,888	$109,383
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, loss on debt extinguishment and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the three months ended March 30, 2024, compared to the three months ended April 1, 2023, the increase in net cash provided by operating activities was primarily driven by timing of vendor and supplier payments and improvements across

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
our revenue related accounts, including trade receivables, deferred revenue, and customer deposits compared to the same period in 2023.
The following table presents our net cash used in investing activities:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$—	$(50,166)
Capital expenditures	(79,144)	(106,875)
Investments, net	(6,365)	(10,617)
Other, net	(283)	(960)
Net cash used in investing activities	$(85,792)	$(168,618)
For the three months ended March 30, 2024, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business and investments in certain venture capital and strategic equity investments.
For the three months ended April 1, 2023, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business, the acquisition of SAMDI, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash provided by financing activities:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$300,882	$192,500
Proceeds from exercises of stock options	21,505	11,792
Payments on long-term debt, revolving credit facility, and finance lease obligations	(292,482)	(157,328)
Purchase of treasury stock	(9,351)	(19,012)
Payment of contingent considerations	—	(2,711)
Other, net	(2,208)	—
Net cash provided by financing activities	$18,346	$25,241
For the three months ended March 30, 2024, net cash provided by financing activities was primarily driven by the following activity:
•Net proceeds of $4.3 million from our Credit Facility
•Net proceeds from exercises of employee stock options of $21.5 million
•Treasury stock purchases of $9.4 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Dividend payments of $2.2 million to noncontrolling interests
For the three months ended April 1, 2023, net cash provided by financing activities was primarily driven by the following activity:
•Net proceeds of $35.2 million from our Credit Facility
•Net proceeds from exercises of employee stock options of $11.8 million
•Treasury stock purchases of $19.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, and
•Contingent consideration payments of $2.7 million

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	March 30, 2024	December 30, 2023
	(in thousands)
Revolving facility	$1,133,000	$1,129,243
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,633,000	$2,629,243
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
We have an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to our floating rate borrowings under the Credit Facility, at a fixed rate of 4.65% on our swap maturing November 2, 2024.
Our off-balance sheet commitments related to our outstanding letters of credit as of March 30, 2024 and December 30, 2023 were $21.2 million and $21.6 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the three months ended March 30, 2024, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, Mauritian Rupee, Swedish Krona, and Canadian Dollar.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended March 30, 2024, our revenue would have decreased by $32.8 million, and our operating income would have decreased by $2.4 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
During the three months ended March 30, 2024, we did not repurchase any shares under our authorized stock repurchase program. As of March 30, 2024, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended March 30, 2024, we acquired 0.1 million shares for $9.4 million through such netting.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods, and the related disclosures. These estimates and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2023. There have been no changes in the Company’s critical accounting policies during the three months ended March 30, 2024.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended March 30, 2024 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Our interest rate and currency exchange rate risks are fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for fiscal year 2023 and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” herein.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of March 30, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 30, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of March 30, 2024, which reflects the value of the shipments in accordance with the Company’s inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena, primarily related to the sourcing of non-human primates, and the Company is cooperating with the request. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. The Company filed a motion to dismiss. While the Company cannot predict the outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. In March 2024, the plaintiff agreed to stay the action until the United States District Court for the District of Massachusetts rules on the pending motion to dismiss in the Securities Class Action. The Company intends to file a motion to dismiss at that time. While the Company cannot predict the outcome of this matter, it believes the derivative lawsuit to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2023, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended March 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
December 31, 2023 to January 27, 2024	5,418	$213.32	—	$129,105
January 28, 2024 to February 24, 2024	36,482	221.71	—	129,105
February 25, 2024 to March 30, 2024	26	254.19	—	129,105
Total	41,926		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended March 30, 2024, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of March 30, 2024, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended March 30, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K., except as follows:
•On February 26, 2024, James Foster, our Chair, President, and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement for the sale of up to 129,721 shares of common stock. The arrangement’s expiration date is June 30, 2026.
•On March 4, 2024, Shannon Parisotto, our Corporate Executive Vice President, Global Discovery & Safety Assessment entered into a Rule 10b5-1 trading arrangement for the sale of up to 10,170 shares of common stock, subject to certain conditions. The arrangement’s expiration date is February 28, 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 6. Exhibits

(a) Exhibits	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Furnished herein.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 9, 2024	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 9, 2024	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer