Form 10-Q
period 2024-06-29
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2024-08-07
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 29, 2024

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2024, there were 51,630,726 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2024

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 29, 2024 and July 1, 2023	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 29, 2024 and July 1, 2023	4
	Condensed Consolidated Balance Sheets (Unaudited) as of June 29, 2024 and December 30, 2023	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 29, 2024 and July 1, 2023	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three and six months ended June 29, 2024 and July 1, 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Overview	27
	Results of Operations	29
	Liquidity and Capital Resources	35
	Critical Accounting Policies and Estimates	38
	Recent Accounting Pronouncements	38
3	Quantitative and Qualitative Disclosure About Market Risk	38
4	Controls and Procedures	38
PART II - OTHER INFORMATION
1	Legal Proceedings	39
1A	Risk Factors	40
2	Unregistered Sales of Equity Securities and Use of Proceeds	40
5	Other Information	40
6	Exhibits	41

Signatures		42

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the U.S. government investigations and inquiries related to the NHP supply chain (including shipments of non-human primates from Cambodia received by the Company, (2) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, (3) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023, and (4) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we source are purpose-bred; changes and uncertainties in the global economy and financial markets, including any changes in business, political, or economic conditions due to the November 16, 2022 announcement by the U.S. Department of Justice through the U.S. Attorney’s Office for the Southern District of Florida that a Cambodian non-human primate supplier and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements, particularly with respect to our CDMO business); the nature, timing and impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to our study cancellation rates and the impact of such cancellations; our expectations with respect to tax benefits; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service revenue	$842,900	$874,891	$1,659,762	$1,732,257
Product revenue	183,217	185,046	377,915	357,053
Total revenue	1,026,117	1,059,937	2,037,677	2,089,310
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	577,383	578,099	1,155,547	1,143,576
Cost of products sold (excluding amortization of intangible assets)	95,021	82,861	183,574	169,103
Selling, general and administrative	169,791	199,758	356,082	374,604
Amortization of intangible assets	32,270	34,274	64,845	69,190
Operating income	151,652	164,945	277,629	332,837
Other income (expense):
Interest income	3,010	1,426	5,212	2,232
Interest expense	(32,769)	(35,044)	(67,770)	(69,424)
Other income (expense), net	(2,240)	(2,663)	3,593	(5,940)
Income before income taxes	119,653	128,664	218,664	259,705
Provision for income taxes	25,392	29,221	49,921	56,308
Net income	94,261	99,443	168,743	203,397
Less: Net income attributable to noncontrolling interests	180	2,423	1,702	3,246
Net income available to Charles River Laboratories International, Inc.	$94,081	$97,020	$167,041	$200,151

Calculation of net income per share attributable to common shareholders of Charles River Laboratories International, Inc.
Net income available to Charles River Laboratories International, Inc.	$94,081	$97,020	$167,041	$200,151
Less: Adjustment of redeemable noncontrolling interest	301	—	702	—
Less: Incremental dividends attributable to noncontrolling interest holders	3,792	—	9,022	—
Net income available to Charles River Laboratories International, Inc. common shareholders	$89,988	$97,020	$157,317	$200,151

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.75	$1.89	$3.06	$3.91
Diluted	$1.74	$1.89	$3.04	$3.90

Weighted-average number of common shares outstanding:
Basic	51,551	51,216	51,494	51,157
Diluted	51,846	51,467	51,810	51,382

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$94,261	$99,443	$168,743	$203,397
Other comprehensive income (loss):
Foreign currency translation adjustment	(21,678)	23,227	(84,518)	46,540
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	342	174	686	344
Unrealized gains (losses) on hedging instruments	(396)	6,046	372	4,644
Other comprehensive income (loss), before income taxes	(21,732)	29,447	(83,460)	51,528
Less: Income tax expense (benefit) related to items of other comprehensive income	(2,027)	937	(7,500)	(101)
Comprehensive income, net of income taxes	74,556	127,953	92,783	255,026
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	265	78	(976)	1,087
Comprehensive income attributable to Charles River Laboratories International, Inc., net of income taxes	$74,291	$127,875	$93,759	$253,939

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$179,213	$276,771
Trade receivables and contract assets, net of allowances for credit losses of $24,951 and $25,722, respectively	762,221	780,375
Inventories	349,111	380,259
Prepaid assets	97,892	87,879
Other current assets	110,836	83,378
Total current assets	1,499,273	1,608,662
Property, plant and equipment, net	1,613,895	1,639,741
Venture capital and strategic equity investments	231,859	243,811
Operating lease right-of-use assets, net	386,147	394,029
Goodwill	3,079,693	3,095,045
Intangible assets, net	800,129	864,051
Deferred tax assets	36,109	40,279
Other assets	301,178	309,383
Total assets	$7,948,283	$8,195,001
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$133,101	$168,937
Accrued compensation	176,667	213,290
Deferred revenue	247,177	241,820
Accrued liabilities	192,156	227,825
Other current liabilities	198,418	203,210
Total current liabilities	947,519	1,055,082
Long-term debt, net and finance leases	2,409,380	2,647,147
Operating lease right-of-use liabilities	428,587	419,234
Deferred tax liabilities	165,183	191,349
Other long-term liabilities	224,520	223,191
Total liabilities	4,175,189	4,536,003
Commitments and contingencies (Notes 2, 11, 13, and 15)
Redeemable noncontrolling interest	46,076	56,722
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,696 shares issued and 51,613 shares outstanding as of June 29, 2024, and 51,338 shares issued and outstanding as of December 30, 2023	517	513
Additional paid-in capital	1,956,629	1,905,578
Retained earnings	2,053,557	1,887,218
Treasury stock, at cost, 83 and zero shares, as of June 29, 2024 and December 30, 2023, respectively	(18,265)	—
Accumulated other comprehensive loss	(269,709)	(196,427)
Total Charles River Laboratories International, Inc. equity	3,722,729	3,596,882
Nonredeemable noncontrolling interests	4,289	5,394
Total equity	3,727,018	3,602,276
Total liabilities, noncontrolling interests and equity	$7,948,283	$8,195,001
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows relating to operating activities
Net income	$168,743	$203,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,439	154,740
Stock-based compensation	33,325	29,730
Deferred income taxes	(13,073)	(16,555)
Long-lived asset impairment charges	14,250	10,453
(Gain) loss on venture capital & strategic equity investments, net	(6,305)	5,176
Provision for credit losses	4,719	9,849
Loss on divestitures, net	659	563
Other, net	9,090	3,229
Changes in assets and liabilities:
Trade receivables and contract assets, net	1,072	(48,249)
Inventories	9,750	(32,671)
Accounts payable	(6,436)	(24,985)
Accrued compensation	(33,153)	(7,648)
Deferred revenue	8,151	(6,796)
Customer contract deposits	7,849	(17,519)
Other assets and liabilities, net	(46,657)	(5,209)
Net cash provided by operating activities	323,423	257,505
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(5,479)	(50,166)
Capital expenditures	(118,630)	(174,258)
Purchases of investments and contributions to venture capital investments	(35,538)	(22,689)
Proceeds from sale of investments	12,359	2,943
Other, net	(370)	(1,057)
Net cash used in investing activities	(147,658)	(245,227)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	741,200	281,796
Proceeds from exercises of stock options	22,331	15,719
Payments on long-term debt, revolving credit facility, and finance lease obligations	(987,344)	(317,049)
Purchase of treasury stock	(18,265)	(23,978)
Payments of contingent consideration	—	(2,711)
Purchases of additional equity interests, net	(12,000)	—
Other, net	(13,434)	—
Net cash used in financing activities	(267,512)	(46,223)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11,729)	1,508
Net change in cash, cash equivalents, and restricted cash	(103,476)	(32,437)
Cash, cash equivalents, and restricted cash, beginning of period	284,480	241,214
Cash, cash equivalents, and restricted cash, end of period	$181,004	$208,777

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
    (in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
Net income	1,201	—	—	—	72,960	—	—	—	72,960	321	73,281
Other comprehensive (loss), net of tax	(2,763)	—	—	—	—	(53,492)	—	—	(53,492)	—	(53,492)
Adjustment of redeemable noncontrolling interests to redemption value	4,807	—	—	(4,406)	(401)	—	—	—	(4,807)	—	(4,807)
Dividends to noncontrolling interests	(2,192)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	214	2	21,503	—	—	—	—	21,505	—	21,505
Purchase of treasury shares	—	—	—	—	—	—	42	(9,351)	(9,351)	—	(9,351)
Stock-based compensation	—	—	—	16,738	—	—	—	—	16,738	—	16,738
March 30, 2024	57,775	51,552	515	1,939,413	1,959,777	(249,919)	42	(9,351)	3,640,435	5,715	3,646,150
Net income	(332)	—	—	—	94,081	—	—	—	94,081	512	94,593
Other comprehensive income (loss), net of tax	85	—	—	—	—	(19,790)	—	—	(19,790)	—	(19,790)
Adjustment of redeemable noncontrolling interest to redemption value	496	—	—	(195)	(301)	—	—	—	(496)	—	(496)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,938)	(1,938)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of purchase price of Noveprim redeemable noncontrolling interest	52	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	144	2	824	—	—	—	—	826	—	826
Purchase of treasury shares	—	—	—	—	—	—	41	(8,914)	(8,914)	—	(8,914)
Stock-based compensation	—	—	—	16,587	—	—	—	—	16,587	—	16,587
June 29, 2024	$46,076	51,696	$517	$1,956,629	$2,053,557	$(269,709)	83	$(18,265)	$3,722,729	$4,289	$3,727,018

See Notes to Unaudited Condensed Consolidated Financial Statements.

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 31, 2022	$42,427	50,944	$509	$1,804,940	$1,432,901	$(262,057)	—	$—	$2,976,293	$4,785	$2,981,078
Net income	322	—	—	—	103,131	—	—	—	103,131	501	103,632
Other comprehensive income, net of tax	186	—	—	—	—	22,933	—	—	22,933	—	22,933
Issuance of stock under employee compensation plans	—	316	3	11,789	—	—	—	—	11,792	—	11,792
Purchase of treasury shares	—	—	—	—	—	—	78	(19,012)	(19,012)	—	(19,012)
Stock-based compensation	—	—	—	13,460	—	—	—	—	13,460	—	13,460
April 1, 2023	42,935	51,260	512	1,830,189	1,536,032	(239,124)	78	(19,012)	3,108,597	5,286	3,113,883
Net income	1,857	—	—	—	97,020	—	—	—	97,020	566	97,586
Other comprehensive income, net of tax	(2,345)	—	—	—	—	30,855	—	—	30,855	—	30,855
Issuance of stock under employee compensation plans	—	110	1	3,926	—	—	—	—	3,927	—	3,927
Purchase of treasury shares	—	—	—	—	—	—	26	(4,966)	(4,966)	—	(4,966)
Stock-based compensation	—	—	—	16,270	—	—	—	—	16,270	—	16,270
July 1, 2023	$42,447	51,370	$513	$1,850,385	$1,633,052	$(208,269)	104	$(23,978)	$3,251,703	$5,852	$3,257,555

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2023 as filed with the SEC on February 14, 2024. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2023 as filed with the SEC on February 14, 2024.
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
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2023 Acquisition
Noveprim Group
On November 30, 2023, the Company completed the acquisition of an additional 41% equity interest of Noveprim Group (Noveprim), a leading supplier of non-human primates (NHPs) located in Mauritius, resulting in a 90% controlling interest. The Company had previously acquired a 49% equity interest in 2022 for $90.0 million plus additional contingent payments up to $5.0 million based on future performance. The total consideration allocable to the Noveprim acquisition is $392.4 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $209.5 million which includes a remeasurement gain on the 49% equity investment of $113.0 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $7.0 million. The purchase price reflected a preliminary agreement with seller on working capital and debt, which was adjusted from $13.8 million to $7.0 million during the quarter ended June 29, 2024. As a result of measurement period adjustments to the purchase price, goodwill and remeasurement gains on the previous 49% equity investment for the quarter ended June 29, 2024, were increased by $17.6 million and $9.8 million, respectively. The contingent consideration fair value is estimated using a Monte Carlo Simulation model and the maximum contingent contractual payments are up to $55.0 million based on future performance and milestone achievements in fiscal years 2023 through 2025. The Company has the call option right to purchase the remaining 10% equity interest up until one month after the sixth anniversary of closing the 41% equity interest. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller. The redemption price for the call/put is fixed and ranges from $47.0 million to $54.0 million depending on when exercised. The noncontrolling interest is classified as a redeemable noncontrolling interest in the mezzanine section of the unaudited condensed consolidated balance sheet. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. The Company incurred transaction and integration costs in connection with the acquisition of $0.7 million and $1.4 million for the three months ended June 29, 2024 and July 1, 2023, respectively, which was primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income. The Company incurred transaction and integration costs in connection with the acquisition of $0.9 million and $2.2 million for six months ended June 29, 2024 and July 1, 2023, respectively, which was primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SAMDI Tech, Inc.
On January 27, 2023, the Company acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, net of $0.4 million in cash, inclusive of a 20% strategic equity interest previously owned by the Company of $12.6 million. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment. No significant transaction and integration costs were incurred with the acquisition for the three and six months ended June 29, 2024. The Company incurred transaction and integration costs in connection with the acquisition of $0.3 million for the three and six months ended July 1, 2023, respectively, which was primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Purchase price information
The purchase price allocation was as follows:

	Noveprim Group(1)	SAMDI Tech, Inc.
	November 30, 2023	January 27, 2023
	(in thousands)
Trade receivables	$1,308	$513
Inventories	66,500	—
Other current assets (excluding cash)	3,261	75
Property, plant and equipment	36,154	593
Operating lease right-of-use asset, net	104	—
Goodwill (2)	190,024	37,129
Definite-lived intangible assets	9,500	33,070
Other long-term assets (3)	167,907	6
Deferred revenue	—	(43)
Other current liabilities	(16,268)	(351)
Operating lease right-of-use liabilities (Long-term)	(97)	—
Deferred tax liabilities	(12,984)	(8,191)
Other long-term liabilities	(7,579)	—
Redeemable noncontrolling interest (4)	(45,426)	—
Total purchase price allocation	$392,404	$62,801

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$95,299	$94,458	$192,348	$188,097
Services and products transferred at a point in time	111,090	115,490	234,948	221,617
Total RMS revenue	206,389	209,948	427,296	409,714
DSA
Services and products transferred over time	626,785	662,653	1,230,910	1,324,489
Services and products transferred at a point in time	634	804	1,961	1,321
Total DSA revenue	627,419	663,457	1,232,871	1,325,810
Manufacturing
Services and products transferred over time	104,481	100,460	204,539	186,546
Services and products transferred at a point in time	87,828	86,072	172,971	167,240
Total Manufacturing revenue	192,309	186,532	377,510	353,786
Total revenue	$1,026,117	$1,059,937	$2,037,677	$2,089,310
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	June 29, 2024	December 30, 2023
	(in thousands)
Assets from contracts with customers
Client receivables	$568,283	$578,077
Unbilled revenue	218,889	228,020
Total	787,172	806,097
Less: Allowance for credit losses	(24,951)	(25,722)
Trade receivables and contract assets, net	$762,221	$780,375

Liabilities from contracts with customers
Current deferred revenue	$247,177	$241,820
Long-term deferred revenue (included in Other long-term liabilities)	29,139	30,919
Customer contract deposits (included in Other current liabilities)	92,032	85,554
Approximately 85% of unbilled revenue as of December 30, 2023, which was $228 million, was billed during the six months ended June 29, 2024. Approximately 85% of unbilled revenue as of December 31, 2022, which was $204 million, was billed during the six months ended July 1, 2023.
Approximately 70% of contract liabilities as of December 30, 2023, which was $273 million, were recognized as revenue during the six months ended June 29, 2024. Approximately 75% of contract liabilities as of December 31, 2022, which was $290 million, were recognized as revenue during the six months ended July 1, 2023.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receivables. The Company excluded approximately $46 million and $41 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of June 29, 2024 and December 30, 2023, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Six Months Ended
	June 29, 2024	July 1, 2023
	(in thousands)
Beginning balance	$25,722	$11,278
Provisions	4,719	9,849
Reductions	(5,490)	(3,087)
Ending balance	$24,951	$18,040
Net provision expenses were $4.1 million and $9.2 million during the six months ended June 29, 2024 and July 1, 2023, respectively and include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 29, 2024. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of June 29, 2024 was $856.6 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
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

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in thousands)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
Lease revenue	$16,716	$23,891	$37,690	$47,981	Service revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in three reportable segments, RMS, DSA and Manufacturing. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s Chief Operating Decision Maker (CODM). The following table presents the results of operations by reportable segment:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in thousands)
RMS
Revenue	$206,389	$209,948	$427,296	$409,714
Cost of revenue (excluding amortization of intangible assets)	142,942	127,888	283,867	254,692
Selling, general and administrative	27,597	27,653	58,490	54,711
Amortization of intangible assets	5,902	5,489	11,842	10,984
Operating income	$29,948	$48,918	$73,097	$89,327

DSA
Revenue	$627,419	$663,457	$1,232,871	$1,325,810
Cost of revenue (excluding amortization of intangible assets)	418,964	420,551	836,876	832,074
Selling, general and administrative	54,479	63,709	111,338	125,707
Amortization of intangible assets	15,600	17,659	31,442	35,060
Operating income	$138,376	$161,538	$253,215	$332,969

Manufacturing
Revenue	$192,309	$186,532	$377,510	$353,786
Cost of revenue (excluding amortization of intangible assets)	110,498	112,522	218,378	225,914
Selling, general and administrative	33,813	38,481	66,660	78,218
Amortization of intangible assets	10,768	11,126	21,561	23,145
Operating income	$37,230	$24,403	$70,911	$26,509

Unallocated Corporate
Selling, general and administrative	$53,902	$69,914	$119,594	$115,968
Operating income (1)	$(53,902)	$(69,914)	$(119,594)	$(115,968)

Consolidated
Revenue	$1,026,117	$1,059,937	$2,037,677	$2,089,310
Cost of revenue (excluding amortization of intangible assets)	672,404	660,960	1,339,121	1,312,679
Selling, general and administrative	169,791	199,758	356,082	374,604
Amortization of intangible assets	32,270	34,274	64,845	69,190
Operating income	$151,652	$164,945	$277,629	$332,837

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
June 29, 2024	$9,313	$19,444	$10,583	$146	$39,486
July 1, 2023	7,493	48,326	10,862	702	67,383
Six Months Ended:
June 29, 2024	$29,357	$68,403	$19,445	$1,425	$118,630
July 1, 2023	26,577	113,510	32,600	1,571	174,258

Depreciation and amortization
Three Months Ended:
June 29, 2024	$16,538	$47,729	$20,073	$1,742	$86,082
July 1, 2023	13,949	43,124	19,523	1,075	77,671
Six Months Ended:
June 29, 2024	$34,661	$93,518	$39,878	$3,382	$171,439
July 1, 2023	27,438	85,574	39,607	2,121	154,740
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
June 29, 2024	$571,427	$271,377	$125,244	$50,387	$7,682	$1,026,117
July 1, 2023	606,775	272,976	117,647	59,864	2,675	1,059,937

Six Months Ended:
June 29, 2024	$1,133,744	$547,696	$235,645	$96,159	$24,433	$2,037,677
July 1, 2023	1,212,216	540,679	228,253	102,677	5,485	2,089,310
Included in the Other category above are operations located in Brazil, Israel, and Mauritius. Revenue represents sales originating in entities physically located in the identified geographic area.
Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Long-lived assets
June 29, 2024	$950,254	$405,429	$153,945	$68,868	$35,399	$1,613,895
December 30, 2023	964,176	407,375	157,483	74,605	36,102	1,639,741
Long-lived assets consist of property, plant, and equipment, net.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 29, 2024	July 1, 2023
	(in thousands)
Cash paid for income taxes	$71,722	$61,816
Cash paid for interest	65,630	66,563
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$25,278	$47,850
Assets acquired under finance leases	3,159	154
Cash, cash equivalents and restricted cash is included in the accompanying unaudited balance sheet as follows:

	June 29, 2024	December 30, 2023
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$179,213	$276,771
Restricted cash included in Other current assets	325	5,803
Restricted cash included in Other assets	1,466	1,906
Cash, cash equivalents, and restricted cash, end of period	$181,004	$284,480
6. INVENTORY
Inventories
The composition of inventories is as follows:

	June 29, 2024	December 30, 2023
	(in thousands)
Raw materials and supplies	$43,238	$42,296
Work in process	57,923	59,727
Finished products	247,950	278,236
Inventories	$349,111	$380,259
Inventory step up amortization expense incurred for the three and six months ended June 29, 2024 was $3.5 million and $10.6 million, respectively.
7. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	June 29, 2024	December 30, 2023
	(in thousands)
Land	$78,812	$79,546
Buildings (1)	1,061,408	1,053,915
Machinery and equipment (1)	1,007,210	984,867
Leasehold improvements	381,879	366,556
Furniture and fixtures	32,060	31,284
Computer hardware and software (1)	259,889	254,413
Vehicles (1)	7,149	6,746
Construction in progress	182,823	197,723
Total	3,011,230	2,975,050
Less: Accumulated depreciation	(1,397,335)	(1,335,309)
Property, plant and equipment, net	$1,613,895	$1,639,741

(1) These balances include assets under finance leases.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense in the three months ended June 29, 2024 and July 1, 2023 was $47.6 million and $43.4 million, respectively. Depreciation expense in the six months ended June 29, 2024 and July 1, 2023 was $93.3 million and $85.5 million, respectively.
8. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Six Months Ended
	June 29, 2024	July 1, 2023
	(in thousands)
Beginning balance	$121,158	$129,012
Capital contributions	6,479	8,702
Distributions	(16,100)	(9,679)
Gains (losses)	1,789	(8,429)
Foreign currency translation	(249)	466
Ending balance	$113,077	$120,072
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Six Months Ended
	June 29, 2024	July 1, 2023
	(in thousands)
Beginning balance	$122,653	$182,590
Purchase of investments	2,140	13,710
Distributions	—	(4,146)
Gain (loss)	(5,265)	3,253
Reduction for acquisition of entity (1)	—	(12,635)
Foreign currency translation	(746)	(2,563)
Ending balance	$118,782	$180,209

(1) Refer to Note 2. Acquisitions for further discussion on the acquisition of SAMDI.
9. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 29, 2024
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$7,257	$—	$7,257
Term deposit	—	26,983	—	26,983
Other assets:
Life insurance policies	—	45,210	—	45,210
Interest rate swap	—	1,338	—	1,338
Total assets measured at fair value	$—	$80,788	$—	$80,788

Other long-term liabilities measured at fair value:
Contingent consideration	$—	$—	$38,335	$38,335
Total liabilities measured at fair value	$—	$—	$38,335	$38,335
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 29, 2024, there were no transfers between levels.

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
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Six Months Ended
	June 29, 2024	July 1, 2023
	(in thousands)
Beginning balance	$33,265	$13,431
Payments	—	(15,130)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	5,070	1,810
Foreign currency translation	—	(111)
Ending balance	$38,335	$—
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $55 million, of which the value accrued as of June 29, 2024 is $38 million as the probability of achieving the maximum target is estimated to be 70%. The volatility and weighted average cost of capital is approximately 5% and 8%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
observable outputs, it is deemed to be Level 2 within the fair value hierarchy. The book value and fair value of the Company’s Senior Notes is summarized below:

	June 29, 2024		December 30, 2023
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$468,750	$500,000	$478,100
3.75% Senior Notes due 2029	500,000	453,750	500,000	458,100
4.00% Senior Notes due 2031	500,000	445,000	500,000	449,350
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing	Total
	(in thousands)
December 30, 2023	$497,474	$1,662,434	$935,137	$3,095,045
Acquisitions	—	17,675	—	17,675
Foreign exchange	(536)	(29,251)	(3,240)	(33,027)
June 29, 2024	$496,938	$1,650,858	$931,897	$3,079,693
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
The decrease in goodwill during the six months ended June 29, 2024 is related to foreign exchange in the DSA and Manufacturing reportable segments, partially offset by measurement period adjustments related to the acquisition of Noveprim in the DSA reportable segment.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	June 29, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,518,194	$(766,261)	$751,933	$1,528,780	$(721,322)	$807,458
Technology	140,737	(114,410)	26,327	142,190	(111,764)	30,426
Trademarks and trade names	11,849	(5,098)	6,751	11,878	(4,568)	7,310
Backlog	3,100	(2,792)	308	3,100	(2,177)	923
Other	42,866	(28,056)	14,810	43,611	(25,677)	17,934
Intangible assets	$1,716,746	$(916,617)	$800,129	$1,729,559	$(865,508)	$864,051
The decrease in intangible assets, net during the six months ended June 29, 2024 related to normal amortization over the useful lives.
Amortization expense of definite-lived intangible assets for three months ended June 29, 2024 and July 1, 2023 was $32.3 million and $34.3 million, respectively. Amortization expense of definite-lived intangible assets for six months ended June 29, 2024 and July 1, 2023 was $64.8 million and $69.2 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	June 29, 2024	December 30, 2023
	(in thousands)
Revolving facility	$879,498	$1,129,243
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	16,125	9,575
Finance leases	29,637	28,550
Total debt and finance leases	2,425,260	2,667,368
Less:
Current portion of long-term debt	435	3,172
Current portion of finance leases	2,778	2,398
Current portion of long-term debt and finance leases	3,213	5,570
Long-term debt and finance leases	2,422,047	2,661,798
Debt discount and debt issuance costs	(12,667)	(14,651)
Long-term debt, net and finance leases	$2,409,380	$2,647,147
As of June 29, 2024 and December 30, 2023, the weighted average interest rate on the Company’s debt was 4.64% and 4.93%, respectively.
Letters of Credit
As of June 29, 2024 and December 30, 2023, the Company had $21.2 million and $21.6 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in thousands)
Numerator:
Net income	$94,261	$99,443	$168,743	$203,397
Less: Net income attributable to noncontrolling interests	180	2,423	1,702	3,246
Net income available to Charles River Laboratories International, Inc.	94,081	97,020	167,041	200,151

Calculation of net income per share attributable to common shareholders of Charles River Laboratories International, Inc.
Net income available to Charles River Laboratories International, Inc.	$94,081	$97,020	$167,041	$200,151
Less: Adjustment of redeemable noncontrolling interest (1)	301	—	702	—
Less: Incremental dividends attributable to noncontrolling interest holders (2)	3,792	—	9,022	—
Net income available to Charles River Laboratories International, Inc. common shareholders	$89,988	$97,020	$157,317	$200,151

Denominator:
Weighted-average shares outstanding - Basic	51,551	51,216	51,494	51,157
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	295	251	316	225
Weighted-average shares outstanding - Diluted	51,846	51,467	51,810	51,382

Anti-dilutive common stock equivalents (3)	506	594	482	589

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

Treasury Shares
The Company’s Board of Directors had authorized a $1.3 billion stock repurchase program. As of June 29, 2024, the Company had $129.1 million remaining on the authorized stock repurchase program.
On August 2, 2024, the Company’s Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces the prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining on the plan when it was terminated.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of approximately 0.1 million in the six months ended June 29, 2024 and six months ended July 1, 2023, for $18.3 million and $24.0 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Net Unrealized (Loss) Gain on Cash Flow Hedge	Total
	(in thousands)
December 30, 2023	$(149,999)	$(47,167)	$739	$(196,427)
Other comprehensive income (loss) before reclassifications	(81,840)	686	372	(80,782)
Net current period other comprehensive income (loss)	(81,840)	686	372	(80,782)
Income tax expense (benefit)	(7,759)	170	89	(7,500)
June 29, 2024	$(224,080)	$(46,651)	$1,022	$(269,709)
Redeemable Noncontrolling Interests
Through June 29, 2024, the Company holds several redeemable noncontrolling interests. Since the Company has the right to purchase, and the noncontrolling interest holders have the right to require the Company to purchase the remaining interest, which represents a derivative embedded within the equity instrument, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities.
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
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. Additionally, during fiscal year 2024 the 10% noncontrolling interest holders may receive a dividend disproportionate to their equity ownership, of which the fair value of $8.0 million as of the acquisition date was recorded within the redeemable noncontrolling interest. Through June 29, 2024, incremental dividends based on Noveprim statutory net income attributed to the redeemable noncontrolling interest holders of $9.0 million reduced net income available to common shareholders used in the calculation of earnings per common share. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of June 29, 2024, the redemption value of $46.1 million exceeded both the carrying value and fair value, resulting in both an adjustment to additional paid in capital of $1.8 million and an adjustment to retained earnings of $0.7 million, respectively.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vital River
The Company held a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor. The amount that the Company could be required to pay to purchase the remaining 8% equity interest was not limited. During the fourth quarter of fiscal 2023, the Company acquired the remaining 8% and paid $4.8 million of the total $24.4 million due. The remaining purchase price payable was included in Accrued liabilities within the Company’s unaudited condensed consolidated balance sheet as of June 29, 2024 and December 30, 2023 and is expected to be paid during fiscal year 2024.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not material during the three and six months ended June 29, 2024 and July 1, 2023.
13. INCOME TAXES
The Company’s effective tax rates for the three months ended June 29, 2024 and July 1, 2023 were 21.2% and 22.7%, respectively. The decrease in the effective tax rate for the three months ended June 29, 2024 compared to the corresponding prior year period was primarily attributable to non-taxable remeasurement gains on previous equity investment in Noveprim during the three months ended June 29, 2024.
The Company’s effective tax rates for the six months ended June 29, 2024 and July 1, 2023 were 22.8% and 21.7%, respectively. The increase in the effective tax rate for the six months ended June 29, 2024 compared to the same prior year is primarily attributable to decreased tax benefit from stock-based compensation deductions in the six months ended June 29, 2024.
For the three months ended June 29, 2024, the Company’s unrecognized tax benefits increased by $0.6 million to $24.0 million, primarily due to increases in research and development tax credit reserves. For the three months ended June 29, 2024, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.4 million to $21.1 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $1.6 million as of June 29, 2024. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $5 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	June 29, 2024	December 30, 2023	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$71,242	$59,715	Other current assets
Accrued income taxes	35,126	38,819	Other current liabilities
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
14. RESTRUCTURING AND ASSET IMPAIRMENTS
The Company has undertaken restructuring actions impacting the reportable segments at various locations across North America, Europe and Asia. This includes workforce right-sizing actions resulting in severance and transition costs; and costs related to the consolidation of facilities resulting in asset impairment and accelerated depreciation charges. Generally, these actions are considered to be short-term in nature in response to recent macroeconomic impacts on the Company. During fiscal year 2023, the Company began to take restructuring actions as a result of these emerging business trends. The Company incurred restructuring charges of $18.0 million and $35.0 million during the three and six months ended June 29, 2024, respectively and approximately $65 million throughout fiscal year 2023 through June 29, 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restructuring costs by reportable segment:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in thousands)
RMS	$10,228	$—	$17,615	$—
DSA	3,766	—	10,257	(2)
Manufacturing	2,657	2,699	4,288	6,187
Unallocated corporate	1,304	—	2,794	—
Total	$17,955	$2,699	$34,954	$6,185
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	June 29, 2024			July 1, 2023
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$2,870	$1,926	$4,796	$2,361	$—	$2,361
Cost of products sold (excluding amortization of intangible assets)	69	9,154	9,223	36	182	218
Selling, general and administrative	2,958	978	3,936	120	—	120
Total restructuring costs	$5,897	$12,058	$17,955	$2,517	$182	$2,699

Six Months Ended
Cost of services provided (excluding amortization of intangible assets)	$7,680	$3,034	$10,714	$2,928	$—	$2,928
Cost of products sold (excluding amortization of intangible assets)	747	10,484	11,231	54	2,746	2,800
Selling, general and administrative	6,507	6,502	13,009	449	8	457
Total restructuring costs	$14,934	$20,020	$34,954	$3,431	$2,754	$6,185

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of Restructuring Activities
The following table provides a rollforward for the Company’s accrued restructuring costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Six Months Ended June 29, 2024
Beginning balance	$4,175	$—	$875	$5,050
Expense	14,934	14,181	5,839	34,954
Payments / utilization	(9,323)	—	(5,067)	(14,390)
Other non-cash adjustments	—	(14,181)	(772)	(14,953)
Foreign currency adjustments	(57)	—	—	(57)
Ending Balance	$9,729	$—	$875	$10,604

Six Months Ended July 1, 2023
Beginning balance	$356	$—	$944	$1,300
Expense	3,431	2,479	275	6,185
Payments / utilization	(811)	—	(303)	(1,114)
Other non-cash adjustments	—	(2,479)	—	(2,479)
Foreign currency adjustments	9	—	—	9
Ending Balance	$2,985	$—	$916	$3,901
As of June 29, 2024 and December 30, 2023, $10.6 million and $5.1 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
15. COMMITMENTS AND CONTINGENCIES
Litigation
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments was approximately $27 million as of June 29, 2024, which reflects the value of the shipments in accordance with the Company’s inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with these requests. The Company is not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2024 the plaintiff filed a notice of appeal. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. The lawsuit is currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States District Court for the District of Massachusetts. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
Aside from the matters above, the Company believes there are no other matters pending against the Company that could have a material impact on the Company’s business, financial condition, or results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2023 as filed with the SEC on February 14, 2024. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” included elsewhere within this Form 10-Q. Certain percentage changes may not recalculate due to rounding.
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
U.S. Government Investigations into the Non-Human Primate Supply Chain
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of June 29, 2024, which reflects the value of the shipments in accordance with our inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with these requests. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities. For our assessment of risk factors surrounding the aforementioned matter refer to Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for fiscal year 2023.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
Fiscal Year 2023 Acquisitions
On November 30, 2023, we completed our acquisition of an additional 41% equity interest of Noveprim Group (“Noveprim”), a leading provider of non-human primates (“NHPs”) used for biomedical, pharmaceutical and toxicological research purposes, resulting in a 90% controlling interest. The acquisition strengthens and diversifies the supply chain for our DSA segment. We had previously acquired a 49% equity stake in 2022 for $90.0 million up-front and additional future contingent payments up to $5.0 million based on future performance. The total preliminary purchase price for the Noveprim acquisition is $392.4 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $209.5 million which includes a remeasurement gain on the 49% equity investment of $113.0 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $7.0 million. The purchase price reflected a preliminary agreement with seller on working capital and debt, which was adjusted from $13.8 million to $7.0 million during the quarter ended June 29, 2024. As a result of measurement period adjustments to the purchase price, goodwill and remeasurement gains on the previous 49% equity investment for the quarter ended June 29, 2024, were increased by $17.6 million and $9.8 million, respectively. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment for NHPs vertically integrated into our Safety Assessment supply chain and the RMS reportable segment for NHPs sold to third party customers.
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
Global Market Environment
We are seeing a more cautious spending environment from our client base, principally global biopharmaceutical and biotechnology clients within our DSA segment, as they reassess their budgets, reprioritize their drug pipelines, and manage their cost structures. DSA backlog decreased to $2.2 billion as of June 29, 2024 from $2.5 billion as of December 30, 2023. We will continue to monitor the market trends carefully for potential impacts to our operating and financial results.
In response to recent trends observed, we have undertaken and will continue to implement restructuring actions at various locations across North America, Europe and Asia. This includes workforce right-sizing actions, resulting in severance and transition costs; and costs related to the consolidation of facilities, resulting in asset impairment, accelerated depreciation, and other site consolidation charges.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
During fiscal year 2023, we began taking restructuring actions as a result of these emerging business trends. We incurred restructuring charges of $18.0 million and $35.0 million during the three and six months ended June 29, 2024, and approximately $65 million during fiscal year 2023 through June 29, 2024. We expect that these effectuated actions as well as other upcoming planned actions will result in excess of $150 million of cost savings on an annualized basis, of which approximately $100 million impact fiscal year 2024. Future initiatives beyond these actions are expected to include a multi-year strategy to optimize our global footprint to drive greater operating efficiency. These future initiatives are in the process of being finalized and quantified and the associated costs and savings associated are not included in the above totals.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for three months ended June 29, 2024 decreased $33.8 million, or 3.2%, to $1,026.1 million compared to $1,059.9 million in the corresponding period in 2023. Revenue for the six months ended June 29, 2024 decreased $51.6 million, or 2.5%, to $2,037.7 million compared to $2,089.3 million in the corresponding period in 2023. The decreases in revenue were primarily due to our DSA business which experienced lower volume; partially offset by higher revenue within our Manufacturing businesses and the recent acquisition of Noveprim when compared to the corresponding periods in 2023.
In the three months ended June 29, 2024, our operating income and operating income margin were $151.7 million and 14.8% respectively, compared with $164.9 million and 15.6% respectively, in the corresponding period of 2023. In the six months ended June 29, 2024, our operating income and operating income margin were $277.6 million and 13.6% respectively, compared with $332.8 million and 15.9%, respectively, in the corresponding period of 2023. The decrease in operating income and operating income margin for the three and six months ended June 29, 2024 was primarily due to lower revenue described above, higher operating costs across all businesses, and charges related to recent restructuring activities, including severance, asset impairments, and other site consolidation costs.
Net income attributable to common shareholders decreased to $90.0 million in the three months ended June 29, 2024, from $97.0 million in the corresponding period of 2023. Net income attributable to common shareholders decreased to $157.3 million in the six months ended June 29, 2024, from $200.2 million in the corresponding period of 2023. The decreases in net income attributable to common shareholders was due principally to the decreases in operating income described above.
During the six months ended June 29, 2024, our cash flows from operations was $323.4 million compared with $257.5 million for the same period in 2023. The increase was driven by improvements across our revenue related accounts, including trade receivables, deferred revenue, and customer deposits; reduced inventory purchases supporting our Safety Assessment business, and timing of vendor and supplier payments compared to the same period in 2023.
Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change
	(in thousands, except percentages)
Service revenue	$842,900	$874,891	$(31,991)	(3.7)%
Product revenue	183,217	185,046	(1,829)	(1.0)%
Total revenue	$1,026,117	$1,059,937	$(33,820)	(3.2)%

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$206,389	$209,948	$(3,559)	(1.7)%	(0.5)%
DSA	627,419	663,457	(36,038)	(5.4)%	(0.1)%
Manufacturing	192,309	186,532	5,777	3.1%	(0.6)%
Total revenue	$1,026,117	$1,059,937	$(33,820)	(3.2)%	(0.3)%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents operating income by reportable segment:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$29,948	$48,918	$(18,970)	(38.8)%	(0.7)%
DSA	138,376	161,538	(23,162)	(14.3)%	0.7%
Manufacturing	37,230	24,403	12,827	52.6%	(1.6)%
Unallocated corporate	(53,902)	(69,914)	16,012	(22.9)%	(0.1)%
Total operating income	$151,652	$164,945	$(13,293)	(8.1)%	0.2%
Operating income % of revenue	14.8%	15.6%		(80) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$206,389	$209,948	$(3,559)	(1.7)%	(0.5)%
Cost of revenue (excluding amortization of intangible assets)	142,942	127,888	15,054	11.8%
Selling, general and administrative	27,597	27,653	(56)	(0.2)%
Amortization of intangible assets	5,902	5,489	413	7.5%
Operating income	$29,948	$48,918	$(18,970)	(38.8)%	(0.7)%
Operating income % of revenue	14.5%	23.3%		(880) bps
RMS revenue decreased $3.6 million due primarily to the combination of lower volume from Cell Solutions product revenue, Insourcing Solutions services revenue, and large research models product revenue in China, and the effect of changes in foreign currency exchange rates; partially offset by higher small research model product revenue in all geographic regions and the recent acquisition of Noveprim, which contributed $5.8 million to large research model product revenue.
RMS operating income decreased $19.0 million compared to the corresponding period in 2023. RMS operating income as a percentage of revenue for the three months ended June 29, 2024 was 14.5%, a decrease of 880 bps from 23.3% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, higher amortization related to acquisitions, including an inventory step up recorded in cost of revenue from the Noveprim acquisition, and higher site consolidation and asset impairment charges related to recent restructuring activities.
DSA

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$627,419	$663,457	$(36,038)	(5.4)%	(0.1)%
Cost of revenue (excluding amortization of intangible assets)	418,964	420,551	(1,587)	(0.4)%
Selling, general and administrative	54,479	63,709	(9,230)	(14.5)%
Amortization of intangible assets	15,600	17,659	(2,059)	(11.7)%
Operating income	$138,376	$161,538	$(23,162)	(14.3)%	0.7%
Operating income % of revenue	22.1%	24.3%		(220) bps
DSA revenue decreased $36.0 million due primarily to decreased revenue in our Safety Assessment and Discovery Services businesses due to decreased volume, the impact of a recently divested site related to our Safety Assessment business, which decreased revenue by $2.3 million, and the effect of changes in foreign currency exchange rates.
DSA operating income decreased $23.2 million during the three months ended June 29, 2024 compared to the corresponding period in 2023. DSA operating income as a percentage of revenue for the three months ended June 29, 2024 was 22.1%, a

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
decrease of 220 bps from 24.3% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, an adjustment to contingent consideration related to the acquisition of Noveprim, and higher severance, site consolidation, and asset impairment charges related to recent restructuring activities.
Manufacturing

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$192,309	$186,532	$5,777	3.1%	(0.6)%
Cost of revenue (excluding amortization of intangible assets)	110,498	112,522	(2,024)	(1.8)%
Selling, general and administrative	33,813	38,481	(4,668)	(12.1)%
Amortization of intangible assets	10,768	11,126	(358)	(3.2)%
Operating income	$37,230	$24,403	$12,827	52.6%	(1.6)%
Operating income % of revenue	19.4%	13.1%		630 bps
Manufacturing revenue increased $5.8 million due primarily to increased revenue in both our Biologics Solutions and Microbial Solutions businesses, driven by increased demand for Biologics Testing, and CDMO services, and higher Microbial Solutions endotoxin product revenue; partially offset by the effect of changes in foreign currency exchange rates.
Manufacturing operating income increased $12.8 million during the three months ended June 29, 2024 compared to the corresponding period in 2023. Manufacturing operating income as a percentage of revenue for the three months ended June 29, 2024 was 19.4%, an increase of 630 bps from 13.1% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue increased primarily due to the higher revenue described above, improved operating leverage, and the absence of legal costs from an environmental litigation related to the Microbial Solutions business incurred during the three months ended July 1, 2023.
Unallocated Corporate

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$53,902	$69,914	$(16,012)	(22.9)%	(0.1)%
Unallocated corporate % of revenue	5.3%	6.6%		(130) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $16.0 million, or 22.9%, compared to the corresponding period in 2023 is primarily related to reduction in compensation expenses, timing of digital investments and acquisition related costs. Costs as a percentage of revenue for the three months ended June 29, 2024 was 5.3%, a decrease of 130 bps from 6.6% for the corresponding period in 2023.
Other Income (Expense)

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$3,010	$1,426	$1,584	111.1%
Interest expense	(32,769)	(35,044)	2,275	(6.5)%
Other income (expense), net	(2,240)	(2,663)	423	(15.9)%
Total other expense, net	$(31,999)	$(36,281)	$4,282	(11.8)%
Interest income for the three months ended June 29, 2024 was $3.0 million, an increase of $1.6 million, or 111.1%, driven primarily from higher interest rates and interest earning asset balances.
Interest expense for the three months ended June 29, 2024 was $32.8 million, a decrease of $2.3 million, or 6.5%, compared to $35.0 million in the corresponding period in 2023. The decrease was due primarily to lower debt balances as we continue to pay down on our revolving credit facility.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Income Taxes

	Three Months Ended
	June 29, 2024	July 1, 2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$25,392	$29,221	$(3,829)	(13.1)%
Effective tax rate	21.2%	22.7%		(150) bps
Income tax expense for the three months ended June 29, 2024 was $25.4 million, a decrease of $3.8 million compared to $29.2 million for the corresponding period in 2023. Our effective tax rate was 21.2% for the three months ended June 29, 2024 compared to 22.7% for the corresponding period in 2023. The decrease was primarily attributable to an increase in non-taxable remeasurement gains on previous equity investment in Noveprim.
Six Months Ended June 29, 2024 Compared to Six Months Ended July 1, 2023
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change
	(in thousands, except percentages)
Service revenue	$1,659,762	$1,732,257	$(72,495)	(4.2)%
Product revenue	377,915	357,053	20,862	5.8%
Total revenue	$2,037,677	$2,089,310	$(51,633)	(2.5)%

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$427,296	$409,714	$17,582	4.3%	(0.4)%
DSA	1,232,871	1,325,810	(92,939)	(7.0)%	0.3%
Manufacturing	377,510	353,786	23,724	6.7%	(0.2)%
Total revenue	$2,037,677	$2,089,310	$(51,633)	(2.5)%	0.0%
The following table presents operating income by reportable segment:

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$73,097	$89,327	$(16,230)	(18.2)%	(0.7)%
DSA	253,215	332,969	(79,754)	(24.0)%	0.3%
Manufacturing	70,911	26,509	44,402	167.5%	(1.1)%
Unallocated corporate	(119,594)	(115,968)	(3,626)	3.1%	0.1%
Total operating income	$277,629	$332,837	$(55,208)	(16.6)%	—%
Operating income % of revenue	13.6%	15.9%		(230) bps

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$427,296	$409,714	$17,582	4.3%	(0.4)%
Cost of revenue (excluding amortization of intangible assets)	283,867	254,692	29,175	11.5%
Selling, general and administrative	58,490	54,711	3,779	6.9%
Amortization of intangible assets	11,842	10,984	858	7.8%
Operating income	$73,097	$89,327	$(16,230)	(18.2)%	(0.7)%
Operating income % of revenue	17.1%	21.8%		(470) bps
RMS revenue increased $17.6 million due primarily to the recent acquisition of Noveprim, which contributed $20.1 million to large research product revenue, and higher small research models product revenues; partially offset by lower Cell Solutions product revenue and large research models product revenue in China, and the effect of changes in foreign currency exchange rates.
RMS operating income decreased $16.2 million compared to the corresponding period in 2023. RMS operating income as a percentage of revenue for the six months ended June 29, 2024 was 17.1%, a decrease of 470 bps from 21.8% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased principally due to higher severance, site consolidation and asset impairment charges related to recent restructuring activities, and higher amortization related to acquisitions, including an inventory step up recorded in cost of revenue from the Noveprim acquisition.
DSA

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$1,232,871	$1,325,810	$(92,939)	(7.0)%	0.3%
Cost of revenue (excluding amortization of intangible assets)	836,876	832,074	4,802	0.6%
Selling, general and administrative	111,338	125,707	(14,369)	(11.4)%
Amortization of intangible assets	31,442	35,060	(3,618)	(10.3)%
Operating income	$253,215	$332,969	$(79,754)	(24.0)%	0.3%
Operating income % of revenue	20.5%	25.1%		(460) bps
DSA revenue decreased $92.9 million due primarily to decreased revenue in our Safety Assessment and Discovery Services businesses due to decreased volume, as well as the impact of a recently divested site related to our Safety Assessment business, which decreased revenue by $5.2 million; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income decreased $79.8 million compared to the corresponding period in 2023. DSA operating income as a percentage of revenue for the six months ended June 29, 2024 was 20.5%, a decrease of 460 bps from 25.1% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, higher operating and staffing costs, an adjustment to contingent consideration related to the acquisition of Noveprim, and higher severance, site consolidation, and asset impairment costs related to recent restructuring activities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Manufacturing

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$377,510	$353,786	$23,724	6.7%	(0.2)%
Cost of revenue (excluding amortization of intangible assets)	218,378	225,914	(7,536)	(3.3)%
Selling, general and administrative	66,660	78,218	(11,558)	(14.8)%
Amortization of intangible assets	21,561	23,145	(1,584)	(6.8)%
Operating income	$70,911	$26,509	$44,402	167.5%	(1.1)%
Operating income % of revenue	18.8%	7.5%		1,130 bps
Manufacturing revenue increased $23.7 million due primarily to increased revenue in both our Biologics Solutions and Microbial Solutions businesses, driven by increased demand for Biologics Testing and CDMO services, and higher Microbial Solutions endotoxin product revenue; partially offset by the effect of changes in foreign currency exchange rates.
Manufacturing operating income increased $44.4 million compared to the corresponding period in 2023. Manufacturing operating income as a percentage of revenue for the six months ended June 29, 2024 was 18.8%, an increase of 1,130 bps from 7.5% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue increased primarily due to the higher revenue described above, along with improved operating leverage, and the absence of legal costs from an environmental litigation related to the Microbial Solutions business incurred during the six months ended July 1, 2023.
Unallocated Corporate

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$119,594	$115,968	$3,626	3.1%	0.1%
Unallocated corporate % of revenue	5.9%	5.6%		30 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $3.6 million, or 3.1%, compared to the corresponding period in 2023 is primarily related to higher compensation related expenses, including employee fringe related costs and severance costs, partially offset by lower acquisition related expenses. Costs as a percentage of revenue for the six months ended June 29, 2024 were 5.9%, an increase of 30 bps from 5.6% for the corresponding period in 2023.
Other Income (Expense)

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$5,212	$2,232	$2,980	133.5%
Interest expense	(67,770)	(69,424)	1,654	(2.4)%
Other income (expense), net	3,593	(5,940)	9,533	(160.5)%
Total other expense, net	$(58,965)	$(73,132)	$14,167	(19.4)%
Interest income for the six months ended June 29, 2024 was $5.2 million, an increase of $3.0 million, or 133.5%, driven primarily from higher interest rates.
Interest expense for the six months ended June 29, 2024 was $67.8 million, a decrease of $1.7 million, or 2.4%, compared to $69.4 million in the corresponding period in 2023. The decrease was due primarily to lower debt balances as we continue to pay down our revolving credit facility.
Other income, net for the six months ended June 29, 2024 was $3.6 million, an increase of $9.5 million, or 160.5%, compared to Other expense, net of $5.9 million for the corresponding period in 2023. The increase was due primarily to venture capital investment gains of $1.8 million as compared to losses of $8.4 million in the corresponding period in 2023.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Income Taxes

	Six Months Ended
	June 29, 2024	July 1, 2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$49,921	$56,308	$(6,387)	(11.3)%
Effective tax rate	22.8%	21.7%		110 bps
Income tax expense for the six months ended June 29, 2024 was $49.9 million, a decrease of $6.4 million compared to $56.3 million for the corresponding period in 2023. Our effective tax rate was 22.8% for the six months ended June 29, 2024 compared to 21.7% for the corresponding period in 2023. The increase in our effective tax rate in the six months ended June 29, 2024 compared to the corresponding period in 2023 was primarily attributable to decreased tax benefits from stock-based compensation deductions in the six months ended June 29, 2024.
Our global operations make the effective tax rate sensitive to significant tax law changes. Several countries where we operate have enacted legislation implementing the Organization for Economic Cooperation and Development’s (OECD) international tax framework, including the Pillar II global minimum tax rate with effect from January 1, 2024 or later. We continue to monitor future legislation on Pillar II, however, the Pillar II associated tax expense accrued for the six months ended June 29, 2024, is not material to the unaudited consolidated financial statements.
Liquidity and Capital Resources
Liquidity and Cash Flows
We currently require cash to fund our working capital needs, capital expansion, acquisitions, debt payments, lease, venture capital investment, restructuring initiatives, and pension obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and short-term investments:

	June 29, 2024	December 30, 2023
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$5,190	$2,234
Held in non-U.S. entities	174,023	274,537
Total cash and cash equivalents	179,213	276,771
Short-term investments:
Held in non-U.S. entities	26,709	68
Total cash, cash equivalents and short-term investments	$205,922	$276,839
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 29, 2024	July 1, 2023
	(in thousands)
Net income	$168,743	$203,397
Adjustments to reconcile net income to net cash provided by operating activities	214,104	197,185
Changes in assets and liabilities	(59,424)	(143,077)
Net cash provided by operating activities	$323,423	$257,505
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, and other financing costs, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the six months ended June 29, 2024, compared to the six months ended July 1, 2023, the increase in net cash provided by operating activities was primarily driven by improvements across our revenue related accounts, including trade receivables, deferred

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
revenue, and customer deposits; reduced inventory purchases supporting our Safety Assessment business, and timing of vendor and supplier payments compared to the same period in 2023.
The following table presents our net cash used in investing activities:

	Six Months Ended
	June 29, 2024	July 1, 2023
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$(5,479)	$(50,166)
Capital expenditures	(118,630)	(174,258)
Investments, net	(23,179)	(19,746)
Other, net	(370)	(1,057)
Net cash used in investing activities	$(147,658)	$(245,227)
For the six months ended June 29, 2024, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business, an immaterial asset acquisition, and investments in certain venture capital and strategic equity investments.
For the six months ended July 1, 2023, the primary use of cash used in investing activities related to capital expenditures to support the growth of the business, the acquisition of SAMDI, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash used in financing activities:

	Six Months Ended
	June 29, 2024	July 1, 2023
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$741,200	$281,796
Proceeds from exercises of stock options	22,331	15,719
Payments on long-term debt, revolving credit facility, and finance lease obligations	(987,344)	(317,049)
Purchase of treasury stock	(18,265)	(23,978)
Purchases of additional equity interests, net	(12,000)	—
Payment of contingent considerations	—	(2,711)
Other, net	(13,434)	—
Net cash used in financing activities	$(267,512)	$(46,223)
For the six months ended June 29, 2024, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $252.4 million from our Credit Facility
•Net proceeds from exercises of employee stock options of $22.3 million
•Treasury stock purchases of $18.3 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
For the six months ended July 1, 2023, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $33 million from our Credit Facility
•Net proceeds from exercises of employee stock options of $15.7 million
•Treasury stock purchases of $24.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	June 29, 2024	December 30, 2023
	(in thousands)
Revolving facility	$879,498	$1,129,243
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,379,498	$2,629,243
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
Our off-balance sheet commitments related to our outstanding letters of credit as of June 29, 2024 and December 30, 2023 were $21.2 million and $21.6 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the six months ended June 29, 2024, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, Mauritian Rupee, Canadian Dollar, and Swedish Krona.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the six months ended June 29, 2024, our revenue would have decreased by $65.2 million, and our operating income would have decreased by $3.6 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
During the six months ended June 29, 2024, we did not repurchase any shares under our authorized stock repurchase program. As of June 29, 2024, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program. On August 2, 2024, our Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces a prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining on the plan when it was terminated.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the six months ended June 29, 2024, we acquired 0.1 million shares for $18.3 million through such netting.

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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2023 as filed with the SEC on February 14, 2024. There have been no changes in the Company’s critical accounting policies during the six months ended June 29, 2024.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the six months ended June 29, 2024 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 as filed with the SEC on February 14, 2024. Our interest rate and currency exchange rate risks are fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for fiscal year 2023 and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” herein.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of June 29, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 29, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) documentation and related processes and procedures, which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of June 29, 2024, which reflects the value of the shipments in accordance with the Company’s inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with these requests. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2024 the plaintiff filed a notice of appeal. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. The lawsuit is currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States District Court for the District of Massachusetts. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2023, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2023 as filed with the SEC on February 14, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended June 29, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
March 31, 2024 to April 27, 2024	18	$270.95	—	$129,105
April 28, 2024 to May 25, 2024	923	232.69	—	129,105
May 26, 2024 to June 29, 2024	40,595	216.56	—	129,105
Total	41,536		—
Through June 29, 2024 our Board of Directors had authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended June 29, 2024, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of June 29, 2024, we had $129.1 million remaining on the authorized stock repurchase program.
On August 2, 2024, our Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces a prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining on the plan when it was terminated.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended June 29, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

August 7, 2024	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 7, 2024	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer