Form 10-Q
period 2024-09-28
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2024-11-06
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 28, 2024

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2024, there were 51,136,178 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2024

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 28, 2024 and September 30, 2023	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 28, 2024 and September 30, 2023	4
	Condensed Consolidated Balance Sheets (Unaudited) as of September 28, 2024 and December 30, 2023	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 28, 2024 and September 30, 2023	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three and nine months ended September 28, 2024 and September 30, 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Overview	27
	Results of Operations	29
	Liquidity and Capital Resources	36
	Critical Accounting Policies and Estimates	38
	Recent Accounting Pronouncements	39
3	Quantitative and Qualitative Disclosure About Market Risk	39
4	Controls and Procedures	39
PART II - OTHER INFORMATION
1	Legal Proceedings	40
1A	Risk Factors	41
2	Unregistered Sales of Equity Securities and Use of Proceeds	41
5	Other Information	41
6	Exhibits	42

Signatures		43

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the U.S. government investigations and inquiries related to the NHP supply chain (including shipments of non-human primates from Cambodia received by the Company), (2) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, (3) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023, and (4) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we source are purpose-bred; changes and uncertainties in the global economy and financial markets, including any changes in business, political, or economic conditions due to the November 16, 2022 announcement by the U.S. Department of Justice through the U.S. Attorney’s Office for the Southern District of Florida that a Cambodian non-human primate supplier and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the nature, timing and impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to our study cancellation rates and the impact of such cancellations; our expectations with respect to tax rates and benefits; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service revenue	$832,463	$869,759	$2,492,225	$2,602,016
Product revenue	177,300	156,864	555,215	513,917
Total revenue	1,009,763	1,026,623	3,047,440	3,115,933
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	568,699	587,560	1,724,246	1,731,136
Cost of products sold (excluding amortization of intangible assets)	92,043	77,223	275,617	246,326
Selling, general and administrative	199,213	176,109	555,295	550,713
Amortization of intangible assets	32,403	34,229	97,248	103,419
Operating income	117,405	151,502	395,034	484,339
Other income (expense)
Interest income	1,528	1,373	6,740	3,605
Interest expense	(30,284)	(33,742)	(98,054)	(103,166)
Other income (expense), net	2,592	(6,260)	6,185	(12,200)
Income before income taxes	91,241	112,873	309,905	372,578
Provision for income taxes	20,946	24,852	70,867	81,160
Net income	70,295	88,021	239,038	291,418
Less: Net income attributable to noncontrolling interests	638	632	2,340	3,878
Net income attributable to Charles River Laboratories International Inc.	$69,657	$87,389	$236,698	$287,540

Calculation of net income per share attributable to Charles River Laboratories International Inc. common shareholders
Net income attributable to Charles River Laboratories International Inc.	$69,657	$87,389	$236,698	$287,540
Less: Adjustment of redeemable noncontrolling interest	379	—	1,081	—
Less: Incremental dividends attributed to noncontrolling interest holders	599	—	9,621	—
Net income available to Charles River Laboratories International Inc. common shareholders	$68,679	$87,389	$225,996	$287,540

Earnings per common share
Basic	$1.34	$1.70	$4.39	$5.62
Diluted	$1.33	$1.69	$4.37	$5.58

Weighted-average number of common shares outstanding
Basic	51,394	51,283	51,461	51,199
Diluted	51,583	51,607	51,713	51,493

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$70,295	$88,021	$239,038	$291,418
Other comprehensive income (loss):
Foreign currency translation adjustment	85,018	(63,997)	500	(17,457)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	352	177	1,038	521
Unrealized gains (losses) on hedging instruments	(1,060)	539	(688)	5,183
Other comprehensive income (loss), before income taxes	84,310	(63,281)	850	(11,753)
Less: Income tax expense (benefit) related to items of other comprehensive income	8,348	(3,292)	848	(3,393)
Comprehensive income, net of income taxes	146,257	28,032	239,040	283,058
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	(238)	440	(1,214)	1,527
Comprehensive income attributable to Charles River Laboratories International, Inc., net of income taxes	$146,495	$27,592	$240,254	$281,531

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$210,171	$276,771
Trade receivables and contract assets, net of allowances for credit losses of $23,877 and $25,722, respectively	754,207	780,375
Inventories	336,200	380,259
Prepaid assets	92,631	87,879
Other current assets	101,514	83,378
Total current assets	1,494,723	1,608,662
Property, plant and equipment, net	1,639,978	1,639,741
Venture capital and strategic equity investments	235,987	243,811
Operating lease right-of-use assets, net	385,133	394,029
Goodwill	3,124,592	3,095,045
Intangible assets, net	778,461	864,051
Deferred tax assets	37,963	40,279
Other assets	307,005	309,383
Total assets	$8,003,842	$8,195,001
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$135,963	$168,937
Accrued compensation	211,077	213,290
Deferred revenue	251,968	241,820
Accrued liabilities	208,124	227,825
Other current liabilities	205,089	203,210
Total current liabilities	1,012,221	1,055,082
Long-term debt, net and finance leases	2,326,653	2,647,147
Operating lease right-of-use liabilities	432,836	419,234
Deferred tax liabilities	167,746	191,349
Other long-term liabilities	236,669	223,191
Total liabilities	4,176,125	4,536,003
Commitments and contingencies (Notes 2, 11, 13, and 15)
Redeemable noncontrolling interest	40,590	56,722
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,718 shares issued and 51,134 shares outstanding as of September 28, 2024, and 51,338 shares issued and outstanding as of December 30, 2023	517	513
Additional paid-in capital	1,971,413	1,905,578
Retained earnings	2,122,835	1,887,218
Treasury stock, at cost, 584 and zero shares, as of September 28, 2024 and December 30, 2023, respectively	(119,621)	—
Accumulated other comprehensive loss	(192,871)	(196,427)
Total Charles River Laboratories International, Inc. equity	3,782,273	3,596,882
Nonredeemable noncontrolling interests	4,854	5,394
Total equity	3,787,127	3,602,276
Total liabilities, noncontrolling interests and equity	$8,003,842	$8,195,001
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows relating to operating activities
Net income	$239,038	$291,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,637	233,610
Stock-based compensation	52,656	52,527
Deferred income taxes	(25,988)	(28,251)
Long-lived asset impairment charges	17,339	26,202
(Gain) loss on venture capital & strategic equity investments, net	(8,788)	9,246
Provision for credit losses	8,223	11,030
Loss on divestitures, net	659	995
Other, net	20,372	6,947
Changes in assets and liabilities:
Trade receivables and contract assets, net	18,300	(59,081)
Inventories	13,789	(44,126)
Accounts payable	(7,095)	(26,531)
Accrued compensation	(1,981)	28,438
Deferred revenue	13,583	(9,997)
Customer contract deposits	14,707	(21,534)
Other assets and liabilities, net	(39,236)	(7,938)
Net cash provided by operating activities	575,215	462,955
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(5,479)	(50,166)
Capital expenditures	(157,351)	(240,205)
Purchases of investments and contributions to venture capital investments	(45,264)	(36,322)
Proceeds from sale of investments	39,470	3,953
Other, net	(358)	(2,044)
Net cash used in investing activities	(168,982)	(324,784)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	976,783	333,034
Proceeds from exercises of stock options	23,110	19,658
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,316,990)	(530,909)
Purchase of treasury stock	(119,051)	(24,016)
Payments of contingent consideration	—	(2,711)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	—
Other, net	(26,900)	(4,145)
Net cash used in financing activities	(475,048)	(209,089)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,025)	(4,680)
Net change in cash, cash equivalents, and restricted cash	(72,840)	(75,598)
Cash, cash equivalents, and restricted cash, beginning of period	284,480	241,214
Cash, cash equivalents, and restricted cash, end of period	$211,640	$165,616

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
Net income	1,201	—	—	—	72,960	—	—	—	72,960	321	73,281
Other comprehensive (loss), net of tax	(2,763)	—	—	—	—	(53,492)	—	—	(53,492)	—	(53,492)
Adjustment of redeemable noncontrolling interests to redemption value	4,807	—	—	(4,406)	(401)	—	—	—	(4,807)	—	(4,807)
Dividends to noncontrolling interests	(2,192)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	214	2	21,503	—	—	—	—	21,505	—	21,505
Purchase of treasury shares	—	—	—	—	—	—	42	(9,351)	(9,351)	—	(9,351)
Stock-based compensation	—	—	—	16,738	—	—	—	—	16,738	—	16,738
March 30, 2024	57,775	51,552	515	1,939,413	1,959,777	(249,919)	42	(9,351)	3,640,435	5,715	3,646,150
Net income	(332)	—	—	—	94,081	—	—	—	94,081	512	94,593
Other comprehensive income (loss), net of tax	85	—	—	—	—	(19,790)	—	—	(19,790)	—	(19,790)
Adjustment of redeemable noncontrolling interest to redemption value	496	—	—	(195)	(301)	—	—	—	(496)	—	(496)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,938)	(1,938)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of purchase price of Noveprim redeemable noncontrolling interest	52	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	144	2	824	—	—	—	—	826	—	826
Purchase of treasury shares	—	—	—	—	—	—	41	(8,914)	(8,914)	—	(8,914)
Stock-based compensation	—	—	—	16,587	—	—	—	—	16,587	—	16,587
June 29, 2024	46,076	51,696	517	1,956,629	2,053,557	(269,709)	83	(18,265)	3,722,729	4,289	3,727,018
Net income	73	—	—	—	69,657	—	—	—	69,657	565	70,222
Other comprehensive (loss) income, net of tax	(876)	—	—	—	—	76,838	—	—	76,838	—	76,838
Adjustment of redeemable noncontrolling interest to redemption value	5,705	—	—	(5,326)	(379)	—	—	—	(5,705)	—	(5,705)
Dividends to noncontrolling interest	(10,388)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	22	—	779	—	—	—	—	779	—	779
Purchase of treasury shares	—	—	—	—	—	—	501	(100,786)	(100,786)	—	(100,786)
Share repurchase excise tax	—	—	—	—	—	—	—	(570)	(570)	—	(570)
Stock-based compensation	—	—	—	19,331	—	—	—	—	19,331	—	19,331
September 28, 2024	$40,590	51,718	$517	$1,971,413	$2,122,835	$(192,871)	584	$(119,621)	$3,782,273	$4,854	$3,787,127

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(continued; in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 31, 2022	$42,427	50,944	$509	$1,804,940	$1,432,901	$(262,057)	—	$—	$2,976,293	$4,785	$2,981,078
Net income	322	—	—	—	103,131	—	—	—	103,131	501	103,632
Other comprehensive income (loss), net of tax	186	—	—	—	—	22,933	—	—	22,933	—	22,933
Issuance of stock under employee compensation plans	—	316	3	11,789	—	—	—	—	11,792	—	11,792
Purchase of treasury shares	—	—	—	—	—	—	78	(19,012)	(19,012)	—	(19,012)
Stock-based compensation	—	—	—	13,460	—	—	—	—	13,460	—	13,460
April 1, 2023	42,935	51,260	512	1,830,189	1,536,032	(239,124)	78	(19,012)	3,108,597	5,286	3,113,883
Net income	1,857	—	—	—	97,020	—	—	—	97,020	566	97,586
Other comprehensive income (loss), net of tax	(2,345)	—	—	—	—	30,855	—	—	30,855	—	30,855
Issuance of stock under employee compensation plans	—	110	1	3,926	—	—	—	—	3,927	—	3,927
Purchase of treasury shares	—	—	—	—	—	—	26	(4,966)	(4,966)	—	(4,966)
Stock-based compensation	—	—	—	16,270	—	—	—	—	16,270	—	16,270
July 1, 2023	42,447	51,370	513	1,850,385	1,633,052	(208,269)	104	(23,978)	3,251,703	5,852	3,257,555
Net income	71	—	—	—	87,389	—	—	—	87,389	561	87,950
Other comprehensive income (loss), net of tax	(192)	—	—	—	—	(59,797)	—	—	(59,797)	—	(59,797)
Dividends to noncontrolling interest	(2,378)	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Issuance of stock under employee compensation plans	—	30	1	3,938	—	—	—	—	3,939	—	3,939
Purchase of treasury shares	—	—	—	—	—	—	—	(38)	(38)	—	(38)
Stock-based compensation	—	—	—	22,797	—	—	—	—	22,797	—	22,797
September 30, 2023	$39,948	51,400	$514	$1,877,120	$1,720,441	$(268,066)	104	$(24,016)	$3,305,993	$4,768	$3,310,761

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
Newly Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures on the consolidated financial statements, but does not believe there will be a material impact.
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
The Company’s RMS reportable segment includes products and services offered within the Research Models, Research Model Services, and Cell Solutions. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of clients’ research operations (including recruitment, training, staffing, and management services) within the clients’ facilities and utilizing the Charles River Accelerator and Development Lab (CRADL™) offering, which provides vivarium space to clients, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models, and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Cell Solutions, which supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow.
The Company’s DSA reportable segment includes Discovery Services and Safety Assessment services. The Company provides regulated and non-regulated DSA services to support the research, development, and regulatory-required safety testing of potential new drugs, including therapeutic discovery and optimization plus in vitro (non-animal) and in vivo (in research models) studies, laboratory support services, and strategic non-clinical consulting and program management to support product development.
The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro lot-release testing products, microbial detection products, and species identification services and Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions) as well as contract development and manufacturing products and services (CDMO).
2. ACQUISITIONS AND DIVESTITURES
Fiscal 2023 Acquisition
Noveprim Group
On November 30, 2023, the Company completed the acquisition of an additional 41% equity interest of Noveprim Group (Noveprim), a leading supplier of non-human primates (NHPs) located in Mauritius, resulting in a 90% controlling interest. The Company had previously acquired a 49% equity interest in 2022 for $90.0 million plus additional contingent payments up to $5.0 million based on future performance. The total consideration allocable to the Noveprim acquisition is $392.4 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $209.5 million which includes a remeasurement gain on the 49% equity investment of $113.0 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $7.0 million. The purchase price reflected an agreement with seller on working capital and debt, which was adjusted from $13.8 million to $7.0 million during the nine months ended September 28, 2024. As a result of measurement period adjustments to the purchase price, goodwill and remeasurement gains on the previous 49% equity investment for the nine months ended September 28, 2024, were increased by $17.6 million and $9.8 million, respectively. Remeasurement gains are recorded in Other income (expense), net, within the unaudited condensed consolidated statements of income. The contingent consideration fair value is estimated using a Monte Carlo Simulation model and the maximum contingent contractual payments are up to $55.0 million based on future performance and milestone achievements in fiscal years 2023 through 2025. The Company has the call option right to purchase the remaining 10% equity interest up until one month after the sixth anniversary of closing the 41% equity interest. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller. The redemption price for the call/put is fixed and ranges from $47.0 million to $54.0 million depending on when exercised. The noncontrolling interest is classified as a redeemable noncontrolling interest in the mezzanine section of the unaudited condensed consolidated balance sheets. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. The Company incurred transaction and integration costs in connection with the acquisition of $0.3 million and $0.7 million for the three months ended September 28, 2024 and September 30, 2023, respectively, which was primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income. The Company incurred transaction and integration costs in connection with the acquisition of $1.2 million and $2.9 million for the nine months ended September 28, 2024 and September 30, 2023, respectively, which was primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SAMDI Tech, Inc.
On January 27, 2023, the Company acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, net of $0.4 million in cash, inclusive of a 20% strategic equity interest previously owned by the Company of $12.6 million. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment. No significant transaction and integration costs were incurred with the acquisition for the three and nine months ended September 28, 2024. The Company incurred transaction and integration costs in connection with the acquisition of $0.5 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, which was primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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
(4) Refer to Note 12 – Equity and Noncontrolling Interests for further a description of the 10% noncontrolling interest fair value.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$93,446	$94,883	$285,794	$282,980
Services and products transferred at a point in time	104,378	91,965	339,326	313,582
Total RMS revenue	197,824	186,848	625,120	596,562
DSA
Services and products transferred over time	613,388	663,128	1,844,298	1,987,617
Services and products transferred at a point in time	1,672	900	3,633	2,221
Total DSA revenue	615,060	664,028	1,847,931	1,989,838
Manufacturing
Services and products transferred over time	107,284	94,446	311,823	280,992
Services and products transferred at a point in time	89,595	81,301	262,566	248,541
Total Manufacturing revenue	196,879	175,747	574,389	529,533
Total revenue	$1,009,763	$1,026,623	$3,047,440	$3,115,933
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	September 28, 2024	December 30, 2023
	(in thousands)
Assets from contracts with customers
Client receivables	$557,761	$578,077
Unbilled revenue	220,323	228,020
Total	778,084	806,097
Less: Allowance for credit losses	(23,877)	(25,722)
Trade receivables and contract assets, net	$754,207	$780,375

Liabilities from contracts with customers
Current deferred revenue	$251,968	$241,820
Long-term deferred revenue (included in Other long-term liabilities)	34,915	30,919
Customer contract deposits (included in Other current liabilities)	99,455	85,554
Approximately 90% of unbilled revenue as of December 30, 2023, which was $228 million, was billed during the nine months ended September 28, 2024. Approximately 90% of unbilled revenue as of December 31, 2022, which was $204 million, was billed during the nine months ended September 30, 2023.
Approximately 80% of contract liabilities as of December 30, 2023, which was $273 million, were recognized as revenue during the nine months ended September 28, 2024. Approximately 80% of contract liabilities as of December 31, 2022, which was $290 million, were recognized as revenue during the nine months ended September 30, 2023.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receivables. The Company excluded approximately $36 million and $41 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of September 28, 2024 and December 30, 2023, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Beginning balance	$25,722	$11,278
Provisions	8,223	11,030
Reductions	(10,068)	(1,121)
Ending balance	$23,877	$21,187
Net provision expenses were $7.2 million and $10.2 million during the nine months ended September 28, 2024 and September 30, 2023, respectively and include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 28, 2024. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of September 28, 2024 was $803.5 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
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

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	Affected Line Item in the Unaudited Condensed Consolidated Statements of Income
	(in thousands)
Lease revenue	$16,622	$22,254	$54,312	$70,235	Service revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in three reportable segments, RMS, DSA and Manufacturing. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s Chief Operating Decision Maker (CODM). The following table presents the results of operations by reportable segment:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in thousands)
RMS
Revenue	$197,824	$186,848	$625,120	$596,562
Cost of revenue (excluding amortization of intangible assets)	137,906	126,640	421,773	381,332
Selling, general and administrative	26,453	26,483	84,943	81,194
Amortization of intangible assets	5,921	5,399	17,763	16,383
Operating income	$27,544	$28,326	$100,641	$117,653

DSA
Revenue	$615,060	$664,028	$1,847,931	$1,989,838
Cost of revenue (excluding amortization of intangible assets)	409,684	436,174	1,246,560	1,268,248
Selling, general and administrative	63,260	63,369	174,598	189,076
Amortization of intangible assets	15,680	17,666	47,122	52,726
Operating income	$126,436	$146,819	$379,651	$479,788

Manufacturing
Revenue	$196,879	$175,747	$574,389	$529,533
Cost of revenue (excluding amortization of intangible assets)	113,152	101,968	331,530	327,882
Selling, general and administrative	32,737	36,338	99,397	114,556
Amortization of intangible assets	10,802	11,166	32,363	34,311
Operating income	$40,188	$26,275	$111,099	$52,784

Unallocated Corporate
Selling, general and administrative	$76,763	$49,918	$196,357	$165,886
Operating income (1)	$(76,763)	$(49,918)	$(196,357)	$(165,886)

Consolidated
Revenue	$1,009,763	$1,026,623	$3,047,440	$3,115,933
Cost of revenue (excluding amortization of intangible assets)	660,742	664,783	1,999,863	1,977,462
Selling, general and administrative	199,213	176,109	555,295	550,713
Amortization of intangible assets	32,403	34,229	97,248	103,419
Operating income	$117,405	$151,502	$395,034	$484,339

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
September 28, 2024	$7,186	$22,773	$8,735	$27	$38,721
September 30, 2023	9,192	41,967	14,349	439	65,947
Nine Months Ended:
September 28, 2024	$36,543	$91,176	$28,180	$1,452	$157,351
September 30, 2023	35,769	155,477	46,949	2,010	240,205

Depreciation and amortization
Three Months Ended:
September 28, 2024	$18,389	$47,751	$20,298	$1,760	$88,198
September 30, 2023	13,872	44,088	20,070	840	78,870
Nine Months Ended:
September 28, 2024	$53,050	$141,269	$60,176	$5,142	$259,637
September 30, 2023	41,310	129,662	59,677	2,961	233,610
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Three Months Ended:
September 28, 2024	$559,277	$267,123	$127,088	$45,009	$11,266	$1,009,763
September 30, 2023	590,316	264,787	129,023	40,233	2,264	1,026,623

Nine Months Ended:
September 28, 2024	$1,693,021	$814,819	$362,733	$141,168	$35,699	$3,047,440
September 30, 2023	1,802,532	805,466	357,276	142,910	7,749	3,115,933

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Long-lived assets
September 28, 2024	$953,412	$425,967	$152,980	$70,816	$36,803	$1,639,978
December 30, 2023	964,176	407,375	157,483	74,605	36,102	1,639,741

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Cash paid for income taxes	$94,609	$75,783
Cash paid for interest	98,572	106,014
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$32,764	$41,526
Assets acquired under finance leases	3,159	154
Cash, cash equivalents and restricted cash is included in the accompanying unaudited condensed consolidated balance sheets as follows:

	September 28, 2024	September 30, 2023
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$210,171	$157,174
Restricted cash included in Other current assets	323	6,586
Restricted cash included in Other assets	1,146	1,856
Cash, cash equivalents, and restricted cash, end of period	$211,640	$165,616
6. INVENTORY
Inventories
The composition of inventories is as follows:

	September 28, 2024	December 30, 2023
	(in thousands)
Raw materials and supplies	$45,264	$42,296
Work in process	46,976	59,727
Finished products	243,960	278,236
Inventories	$336,200	$380,259
Inventory step up amortization expense incurred for the three and nine months ended September 28, 2024 was $5.9 million and $16.5 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	September 28, 2024	December 30, 2023
	(in thousands)
Land	$79,670	$79,546
Buildings (1)	1,097,064	1,053,915
Machinery and equipment (1)	1,040,195	984,867
Leasehold improvements	404,442	366,556
Furniture and fixtures	32,640	31,284
Computer hardware and software (1)	265,392	254,413
Vehicles (1)	7,502	6,746
Construction in progress	176,541	197,723
Total	3,103,446	2,975,050
Less: Accumulated depreciation	(1,463,468)	(1,335,309)
Property, plant and equipment, net	$1,639,978	$1,639,741

(1) These balances include assets under finance leases.
Depreciation expense in the three months ended September 28, 2024 and September 30, 2023 was $48.5 million and $44.6 million, respectively. Depreciation expense in the nine months ended September 28, 2024 and September 30, 2023 was $141.8 million and $130.2 million, respectively.
8. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Beginning balance	$121,158	$129,012
Capital contributions	16,205	12,056
Distributions	(20,324)	(12,972)
Gains (losses)	8,439	(14,258)
Foreign currency translation	466	260
Ending balance	$125,944	$114,098
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Beginning balance	$122,653	$182,590
Purchase of investments	2,140	21,489
Distributions	—	(7,493)
Gain (loss)	(9,430)	5,012
Reduction for acquisition of entity (1)	—	(12,635)
Other investment activity	(5,540)	—
Foreign currency translation	220	(1,214)
Ending balance	$110,043	$187,749

(1) Refer to Note 2 – Acquisitions and Divestitures for further discussion on the acquisition of SAMDI.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 28, 2024
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$30	$—	$30
Interest rate swap	—	278	—	278
Other assets:
Life insurance policies	—	47,734	—	47,734
Total assets measured at fair value	$—	$48,042	$—	$48,042

Other long-term liabilities measured at fair value:
Contingent consideration	$—	$—	$39,893	$39,893
Total liabilities measured at fair value	$—	$—	$39,893	$39,893
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 28, 2024, there were no transfers between levels.

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
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Beginning balance	$33,265	$13,431
Payments	—	(15,130)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	6,628	1,810
Foreign currency translation	—	(111)
Ending balance	$39,893	$—
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $55.0 million, of which the value accrued as of September 28, 2024 is $39.9 million as the probability of achieving the maximum target is estimated to be 73%. The volatility and weighted average cost of capital is approximately 5% and 8%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedge
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. The Company had an interest rate swap with a notional amount of $500 million maturing November 2, 2024 to manage interest rate fluctuation related to floating rate borrowings under the Credit Facility, at a fixed rate of 4.65%.
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

	September 28, 2024		December 30, 2023
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$484,350	$500,000	$478,100
3.75% Senior Notes due 2029	500,000	470,100	500,000	458,100
4.00% Senior Notes due 2031	500,000	459,350	500,000	449,350
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing	Total
	(in thousands)
December 30, 2023	$497,474	$1,662,434	$935,137	$3,095,045
Acquisitions	—	17,675	—	17,675
Foreign exchange	203	(4,480)	16,149	11,872
September 28, 2024	$497,677	$1,675,629	$951,286	$3,124,592
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
The increase in goodwill during the nine months ended September 28, 2024 is related to measurement period adjustments related to the acquisition of Noveprim in the DSA reportable segment and foreign exchange in Manufacturing.
During the third quarter ended September 28, 2024, a triggering event was identified for the Discovery Services reporting unit (part of the DSA reportable segment). This resulted from a continuous decline in market conditions and operational challenges, ultimately resulting in a reduction of Discovery Services’ long range financial outlook. In response, management conducted a quantitative impairment test for goodwill to determine if the goodwill in the Discovery Services reporting unit was impaired. Upon completion of a quantitative impairment test, it was determined that the fair value of the reporting unit exceeded its carrying value by approximately 22%, and no impairment was recognized as of September 28, 2024. While the Discovery Services reporting unit is not currently impaired, the Company will continue to closely monitor future performance and any potential impacts on the value of the reporting unit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 28, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,541,032	$(808,507)	$732,525	$1,528,780	$(721,322)	$807,458
Technology	144,241	(118,793)	25,448	142,190	(111,764)	30,426
Trademarks and trade names	12,091	(5,505)	6,586	11,878	(4,568)	7,310
Backlog	3,100	(3,100)	—	3,100	(2,177)	923
Other	43,185	(29,283)	13,902	43,611	(25,677)	17,934
Intangible assets	$1,743,649	$(965,188)	$778,461	$1,729,559	$(865,508)	$864,051
The decrease in intangible assets, net during the nine months ended September 28, 2024 related to normal amortization over the useful lives.
Amortization expense of definite-lived intangible assets for the three months ended September 28, 2024 and September 30, 2023 was $32.4 million and $34.2 million, respectively. Amortization expense of definite-lived intangible assets for nine months ended September 28, 2024 and September 30, 2023 was $97.2 million and $103.4 million, respectively.
11. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	September 28, 2024	December 30, 2023
	(in thousands)
Revolving facility	$794,290	$1,129,243
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	16,122	9,575
Finance leases	31,116	28,550
Total debt and finance leases	2,341,528	2,667,368
Less:
Current portion of long-term debt	157	3,172
Current portion of finance leases	3,043	2,398
Current portion of long-term debt and finance leases	3,200	5,570
Long-term debt and finance leases	2,338,328	2,661,798
Debt discount and debt issuance costs	(11,675)	(14,651)
Long-term debt, net and finance leases	$2,326,653	$2,647,147
As of September 28, 2024 and December 30, 2023, the weighted average interest rate on the Company’s debt was 4.59% and 4.93%, respectively.
Letters of Credit
As of September 28, 2024 and December 30, 2023, the Company had $21.2 million and $21.6 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in thousands)
Numerator:
Net income	$70,295	$88,021	$239,038	$291,418
Less: Net income attributable to noncontrolling interests	638	632	2,340	3,878
Net income attributable to Charles River Laboratories International Inc.	69,657	87,389	236,698	287,540

Calculation of net income per share attributable to Charles River Laboratories International Inc. common shareholders
Net income attributable to Charles River Laboratories International Inc.	$69,657	$87,389	$236,698	$287,540
Less: Adjustment of redeemable noncontrolling interest (1)	379	—	1,081	—
Less: Incremental dividends attributable to noncontrolling interest holders (2)	599	—	9,621	—
Net income available to Charles River Laboratories International Inc. common shareholders	$68,679	$87,389	$225,996	$287,540

Denominator:
Weighted-average shares outstanding - Basic	51,394	51,283	51,461	51,199
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	189	324	252	294
Weighted-average shares outstanding - Diluted	51,583	51,607	51,713	51,493

Anti-dilutive common stock equivalents (3)	746	588	505	514

(1) Represents adjustments of redeemable noncontrolling interest that impact retained earnings.
(2) Represents incremental declared and undeclared dividends attributable to Noveprim noncontrolling interest holders who are entitled to preferential dividends for fiscal year 2024.
(3) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
On August 2, 2024, the Company’s Board of Directors approved a stock repurchase authorization of $1.0 billion. This authorization fully replaces a prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining when it was terminated. During the three and nine months ended September 28, 2024, the Company repurchased 0.5 million shares of common stock for $100.7 million under the new stock repurchase program. As of September 28, 2024, the Company had $899.3 million remaining on the current authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of approximately 0.1 million in the nine months ended September 28, 2024 and nine months ended September 30, 2023, for $18.4 million and $24.0 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Net Unrealized (Loss) Gain on Cash Flow Hedge	Total
	(in thousands)
December 30, 2023	$(149,999)	$(47,167)	$739	$(196,427)
Other comprehensive income (loss) before reclassifications	4,054	1,038	(688)	4,404
Net current period other comprehensive income (loss)	4,054	1,038	(688)	4,404
Income tax expense (benefit)	757	256	(165)	848
September 28, 2024	$(146,702)	$(46,385)	$216	$(192,871)
Redeemable Noncontrolling Interests
Through September 28, 2024, the Company holds several redeemable noncontrolling interests. Since the Company has the right to purchase, and the noncontrolling interest holders have the right to require the Company to purchase the remaining interest, which represents a derivative embedded within the equity instrument, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities.
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
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. Additionally, during fiscal year 2024 the 10% noncontrolling interest holders have and may continue to receive a dividend disproportionate to their equity ownership, of which the fair value of $8.0 million as of the acquisition date was recorded within the redeemable noncontrolling interest. Through September 28, 2024, incremental dividends based on Noveprim statutory net income attributed to the redeemable noncontrolling interest holders of $9.6 million reduced net income available to common shareholders used in the calculation of earnings per common share. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of September 28, 2024, the redemption value of $40.6 million exceeded both the carrying value and fair value, resulting in both an adjustment to additional paid in capital of $7.2 million and an adjustment to retained earnings of $1.1 million, respectively, for the nine months ended September 28, 2024.
Other redeemable noncontrolling interest
In 2019, the Company acquired an 80% equity interest in a subsidiary, which included a 20% redeemable noncontrolling interest. In June 2022, the Company purchased an additional 10% interest in the subsidiary for $15.0 million, resulting in a remaining noncontrolling interest of 10%. Beginning in 2024, the Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 10% equity interest at its appraised value. The redemption value was measured at the greater of the appraised value or a predetermined floor. The amount that the Company could be required to pay to purchase the remaining 10% equity interest was not limited. As of March 30, 2024, the redemption value of $12.0 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $2.8 million. During the second quarter of fiscal 2024, the Company acquired the remaining 10% for $12.0 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vital River
The Company held a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor. The amount that the Company could be required to pay to purchase the remaining 8% equity interest was not limited. During 2023, the Company acquired the remaining 8% and paid $4.8 million of the total $24.4 million due. The remaining purchase price payable was included in Accrued liabilities within the Company’s unaudited condensed consolidated balance sheet as of September 28, 2024 and December 30, 2023 and is expected to be paid during fiscal year 2024.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not material during the three and nine months ended September 28, 2024 and September 30, 2023.
13. INCOME TAXES
The Company’s effective tax rates for the three months ended September 28, 2024 and September 30, 2023 were 23.0% and 22.0%, respectively. The increase in the effective tax rate for the three months ended September 28, 2024 compared to the corresponding prior year period was primarily attributable to the deferred tax impact of tax law changes enacted during the three months ended September 28, 2024, offset by jurisdictional earnings mix.
The Company’s effective tax rates for the nine months ended September 28, 2024 and September 30, 2023 were 22.9% and 21.8%, respectively. The increase in the effective tax rate for the nine months ended September 28, 2024 compared to the same prior year period is primarily attributable the same reason as above, as well as decreased tax benefit from stock-based compensation deductions in nine months ended September 28, 2024.
For the three months ended September 28, 2024, the Company’s unrecognized tax benefits increased by $1.2 million to $25.2 million, primarily due to increases in research and development tax credit reserves, as well as unfavorable foreign exchange movement. For the three months ended September 28, 2024, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $1.0 million to $22.1 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $1.8 million as of September 28, 2024. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $5.1 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	September 28, 2024	December 30, 2023	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$82,153	$59,715	Other current assets
Accrued income taxes	39,673	38,819	Other current liabilities
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
14. RESTRUCTURING AND ASSET IMPAIRMENTS
The Company has undertaken restructuring actions impacting the reportable segments at various locations across North America, Europe and Asia. This includes workforce right-sizing actions resulting in severance and transition costs; and costs related to the consolidation of facilities resulting in asset impairment, accelerated depreciation charges, and certain other costs. Generally, these actions are in response to recent macroeconomic impacts on the Company. During fiscal year 2023, the Company began to take restructuring actions as a result of these emerging business trends. The Company incurred restructuring charges of $30.6 million and $65.6 million during the three and nine months ended September 28, 2024, respectively and approximately $95 million since the beginning of fiscal year 2023 through September 28, 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restructuring costs by reportable segment:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in thousands)
RMS	$4,965	$965	$22,580	$965
DSA	13,866	13,220	24,123	13,218
Manufacturing	5,372	975	9,660	7,162
Unallocated corporate	6,443	—	9,237	—
Total	$30,646	$15,160	$65,600	$21,345
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	September 28, 2024			September 30, 2023
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$12,830	$3,482	$16,312	$2,160	$11,418	$13,578
Cost of products sold (excluding amortization of intangible assets)	1,783	650	2,433	480	174	654
Selling, general and administrative	11,923	(22)	11,901	937	(9)	928
Total restructuring costs	$26,536	$4,110	$30,646	$3,577	$11,583	$15,160

Nine Months Ended
Cost of services provided (excluding amortization of intangible assets)	$20,510	$6,516	$27,026	$5,088	$11,418	$16,506
Cost of products sold (excluding amortization of intangible assets)	2,530	11,134	13,664	534	2,920	3,454
Selling, general and administrative	18,430	6,480	24,910	1,386	(1)	1,385
Total restructuring costs	$41,470	$24,130	$65,600	$7,008	$14,337	$21,345

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of Restructuring Activities
The following table provides a rollforward for the Company’s accrued restructuring costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Nine Months Ended September 28, 2024
Beginning balance	$4,175	$—	$875	$5,050
Expense	41,470	15,999	8,131	65,600
Payments / utilization	(17,920)	—	(6,762)	(24,682)
Other non-cash adjustments	—	(15,999)	(1,369)	(17,368)
Foreign currency adjustments	57	—	—	57
Ending Balance	$27,782	$—	$875	$28,657

Nine Months Ended September 30, 2023
Beginning balance	$356	$—	$944	$1,300
Expense	7,008	13,269	1,068	21,345
Payments / utilization	(3,179)	—	(710)	(3,889)
Other non-cash adjustments	—	(13,269)	(427)	(13,696)
Foreign currency adjustments	(42)	—	—	(42)
Ending Balance	$4,143	$—	$875	$5,018
As of September 28, 2024 and December 30, 2023, $28.7 million and $5.1 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
15. COMMITMENTS AND CONTINGENCIES
Litigation
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of the Company’s supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), which guides the release of each import by USFWS. Notwithstanding the Company’s efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments was approximately $27 million as of September 28, 2024, which reflects the value of the shipments in accordance with the Company’s inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with these requests. The Company is not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2024, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. The lawsuit is currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. The lawsuit is currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
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
Our RMS reportable segment includes the products and services offered within Research Models, Research Model Services, and Cell Solutions. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities as well as our own vivarium space, utilizing our Charles River Accelerator and Development Lab (CRADL™) offering, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Cell Solutions provides controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow.
Our DSA segment is comprised of Discovery Services and Safety Assessment services. We provide regulated and non-regulated DSA services to support the research, development, and regulatory-required safety testing of potential new drugs, including therapeutic discovery and optimization plus in vitro (non-animal) and in vivo (in research models) studies, laboratory support services, and strategic non-clinical consulting and program management to support product development.
Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro lot-release testing products, microbial detection products, and species identification services and Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions) as well as contract development and manufacturing products and services (CDMO).
U.S. Government Investigations into the Non-Human Primate Supply Chain
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of September 28, 2024, which reflects the value of the shipments in accordance with our inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with these requests. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities. For our assessment of risk factors surrounding the aforementioned matter refer to Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for fiscal year 2023.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
Fiscal Year 2023 Acquisitions
On November 30, 2023, we completed our acquisition of an additional 41% equity interest of Noveprim Group (“Noveprim”), a leading provider of non-human primates (“NHPs”) used for biomedical, pharmaceutical and toxicological research purposes, resulting in a 90% controlling interest. The acquisition strengthens and diversifies the supply chain for our DSA segment. We had previously acquired a 49% equity stake in 2022 for $90.0 million up-front and additional contingent payments up to $5.0 million based on future performance. The total purchase price for the Noveprim acquisition is $392.4 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $209.5 million which includes a remeasurement gain on the 49% equity investment of $113.0 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $7.0 million. The purchase price reflected an agreement with seller on working capital and debt, which was adjusted from $13.8 million to $7.0 million during the nine months ended September 28, 2024. As a result of measurement period adjustments to the purchase price, goodwill and remeasurement gains on the previous 49% equity investment for the nine months ended September 28, 2024, were increased by $17.6 million and $9.8 million, respectively. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment for NHPs vertically integrated into our Safety Assessment supply chain and the RMS reportable segment for NHPs sold to third party customers.
On January 27, 2023, we acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI provided clients with seamless access to the premier, label-free HTS MS platform and created a comprehensive library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, inclusive of a 20% strategic equity interest previously owned by us. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment.
Fiscal Quarters
Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end.
Global Market Environment
We are seeing a more cautious spending environment from our client base, principally global biopharmaceutical and biotechnology clients within our DSA segment, as they reassess their budgets, reprioritize their drug pipelines, and manage their cost structures. DSA backlog decreased to $2.1 billion as of September 28, 2024 from $2.5 billion as of December 30, 2023.
During the third quarter ended September 28, 2024, a triggering event was identified for the Discovery Services reporting unit (part of the DSA reportable segment). This resulted from a continuous decline in market conditions and operational challenges, ultimately resulting in a reduction of Discovery Services’ long range financial outlook. In response, management conducted a quantitative impairment test for goodwill to determine if the goodwill in the Discovery Services reporting unit was impaired. Upon completion of a quantitative impairment test, it was determined that the fair value of the reporting unit exceeded its

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
carrying value by approximately 22%, with a goodwill carrying value of $334.8 million as of September 28, 2024. The reporting unit’s fair value could be adversely affected and result in an impairment of goodwill if actual cash flows are below estimated cash flows, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease. While the Discovery Services reporting unit is not currently impaired, the Company will continue to closely monitor future performance and any potential impacts on the value of the reporting unit.
In response to recent trends observed across each of our businesses, we have undertaken and will continue to implement restructuring actions at various locations across North America, Europe and Asia. This includes workforce right-sizing actions, resulting in severance and transition costs; and costs related to the consolidation of facilities to optimize our global footprint and drive greater operating efficiency across the Company, resulting in asset impairment, accelerated depreciation, and other site consolidation charges.
During fiscal year 2023, we began taking restructuring actions as a result of these emerging business trends. We incurred restructuring charges of $30.6 million and $65.6 million during the three and nine months ended September 28, 2024, and approximately $95 million since the beginning of fiscal year 2023 through September 28, 2024. We expect that these effectuated actions, as well as other upcoming planned actions designed to optimize our global footprint to drive greater operating efficiency, will result in approximately $200 million of cost savings on an annualized basis, of which approximately $100 million will impact fiscal year 2024.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for three months ended September 28, 2024 decreased $16.9 million, or 1.6%, to $1,009.8 million compared to $1,026.6 million in the corresponding period in 2023. Revenue for the nine months ended September 28, 2024 decreased $68.5 million, or 2.2%, to $3,047.4 million compared to $3,115.9 million in the corresponding period in 2023. The decreases in revenue were primarily due to our DSA business which experienced lower volume; partially offset by higher revenue within our Manufacturing businesses and the recent acquisition of Noveprim when compared to the corresponding periods in 2023.
In the three months ended September 28, 2024, our operating income and operating income as a percentage of revenue were $117.4 million and 11.6% respectively, compared with $151.5 million and 14.8% respectively, in the corresponding period of 2023. In the nine months ended September 28, 2024, our operating income and operating income as a percentage of revenue were $395.0 million and 13.0% respectively, compared with $484.3 million and 15.5%, respectively, in the corresponding period of 2023. The decrease in operating income and operating income as a percentage of revenue for the three and nine months ended September 28, 2024 were primarily due to the revenue impacts described above coupled with charges related to recent restructuring activities, including severance, asset impairments, and other site consolidation costs as discussed in Global Market Environment above.
Net income available to Charles River Laboratories International Inc, common shareholders decreased to $68.7 million in the three months ended September 28, 2024, from $87.4 million in the corresponding period of 2023. Net income available to Charles River Laboratories International Inc. common shareholders decreased to $226.0 million in the nine months ended September 28, 2024, from $287.5 million in the corresponding period of 2023. The decreases in net income available to common shareholders were due principally to the decreases in operating income described above.
During the nine months ended September 28, 2024, our cash flows from operations were $575.2 million compared with $463.0 million for the same period in 2023. The increase was driven by favorable performance across our revenue related accounts, including collections on trade receivables, deferred revenue, and customer deposits; benefiting cash provided by operations by $46.6 million; lower inventory of $13.8 million primarily due to lower purchases of inventory supporting our Safety Assessment business, and timing of payments to our suppliers and vendors benefiting our cash provided by operations by $7.1 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change
	(in thousands, except percentages)
Service revenue	$832,463	$869,759	$(37,296)	(4.3)%
Product revenue	177,300	156,864	20,436	13.0%
Total revenue	$1,009,763	$1,026,623	$(16,860)	(1.6)%

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$197,824	$186,848	$10,976	5.9%	0.4%
DSA	615,060	664,028	(48,968)	(7.4)%	0.3%
Manufacturing	196,879	175,747	21,132	12.0%	0.2%
Total revenue	$1,009,763	$1,026,623	$(16,860)	(1.6)%	0.4%
The following table presents operating income by reportable segment:

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$27,544	$28,326	$(782)	(2.8)%	0.7%
DSA	126,436	146,819	(20,383)	(13.9)%	0.8%
Manufacturing	40,188	26,275	13,913	53.0%	0.8%
Unallocated corporate	(76,763)	(49,918)	(26,845)	53.8%	0.3%
Total operating income	$117,405	$151,502	$(34,097)	(22.5)%	1.0%
Operating income % of revenue	11.6%	14.8%		(320) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$197,824	$186,848	$10,976	5.9%	0.4%
Cost of revenue (excluding amortization of intangible assets)	137,906	126,640	11,266	8.9%
Selling, general and administrative	26,453	26,483	(30)	(0.1)%
Amortization of intangible assets	5,921	5,399	522	9.7%
Operating income	$27,544	$28,326	$(782)	(2.8)%	0.7%
Operating income % of revenue	13.9%	15.2%		(130) bps
RMS revenue increased $11.0 million primarily driven by an increase in large research model product revenue, principally due to the recent acquisition of Noveprim, which contributed $9.1 million, an increase in small research model revenue in all geographic areas, and the effect of changes in foreign currency exchange rates; partially offset by a decline in Insourcing Solutions services revenue.
RMS operating income decreased $0.8 million compared to the corresponding period in 2023. RMS operating income as a percentage of revenue for the three months ended September 28, 2024 was 13.9%, a decrease of 130bps from 15.2% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased primarily due to higher amortization related to acquisitions, including an inventory step up recorded in cost of revenue from the Noveprim

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
acquisition, and higher charges related to recent restructuring activities, including severance and site consolidation and impairment charges; partially offset by the positive impacts of the RMS revenue drivers described above.
DSA

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$615,060	$664,028	$(48,968)	(7.4)%	0.3%
Cost of revenue (excluding amortization of intangible assets)	409,684	436,174	(26,490)	(6.1)%
Selling, general and administrative	63,260	63,369	(109)	(0.2)%
Amortization of intangible assets	15,680	17,666	(1,986)	(11.2)%
Operating income	$126,436	$146,819	$(20,383)	(13.9)%	0.8%
Operating income % of revenue	20.6%	22.1%		(150) bps
DSA revenue decreased $49.0 million primarily due to decreased revenue in our Safety Assessment business primarily due to declines in volume coupled with a decrease in demand within our Discovery Services business. The impact of a recently divested site related to our Safety Assessment business contributed $1.9 million to the decrease. This was partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income decreased $20.4 million during the three months ended September 28, 2024 compared to the corresponding period in 2023. DSA operating income as a percentage of revenue for the three months ended September 28, 2024 was 20.6%, a decrease of 150 bps from 22.1% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, higher severance related to recent restructuring activities, and certain third-party legal costs incurred in connection with the investigations by the U.S. government into the non-human primate supply chain; partially offset by lower site consolidation and impairment charges associated with a Discovery Services site closure which occurred in 2023.
Manufacturing

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$196,879	$175,747	$21,132	12.0%	0.2%
Cost of revenue (excluding amortization of intangible assets)	113,152	101,968	11,184	11.0%
Selling, general and administrative	32,737	36,338	(3,601)	(9.9)%
Amortization of intangible assets	10,802	11,166	(364)	(3.3)%
Operating income	$40,188	$26,275	$13,913	53.0%	0.8%
Operating income % of revenue	20.4%	15.0%		540 bps
Manufacturing revenue increased $21.1 million primarily due to increased revenue in both our Biologics Solutions and Microbial Solutions businesses driven by increased demand for Biologics Testing and CDMO services, and an increase in endotoxin product revenue.
Manufacturing operating income increased $13.9 million during the three months ended September 28, 2024 compared to the corresponding period in 2023. Manufacturing operating income as a percentage of revenue for the three months ended September 28, 2024 was 20.4%, an increase of 540 bps from 15.0% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue increased primarily due to the higher revenue described above and improved operating leverage.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$76,763	$49,918	$26,845	53.8%	0.3%
Unallocated corporate % of revenue	7.6%	4.9%		270 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $26.8 million, or 53.8%, compared to the corresponding period in 2023 is primarily related to higher employee compensation and benefits related costs, including severance related to recent restructuring activities and employee fringe related costs, and the absence of positive net settlements recognized on virtual power purchase agreements for the corresponding period in 2023. Costs as a percentage of revenue for the three months ended September 28, 2024 was 7.6%, an increase of 270 bps from 4.9% for the corresponding period in 2023.
Other Income (Expense)

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$1,528	$1,373	$155	11.3%
Interest expense	(30,284)	(33,742)	3,458	(10.2)%
Other income (expense), net	2,592	(6,260)	8,852	(141.4)%
Total other expense, net	$(26,164)	$(38,629)	$12,465	(32.3)%
Interest income for the three months ended September 28, 2024 was $1.5 million, an increase of $0.2 million, or 11.3%, driven primarily from higher interest rates and interest earning asset balances.
Interest expense for the three months ended September 28, 2024 was $30.3 million, a decrease of $3.5 million, or 10.2%, compared to $33.7 million in the corresponding period in 2023. The decrease was due primarily to lower debt balances as we continue to pay down on our revolving credit facility.
Other income, net for the three months ended September 28, 2024 was $2.6 million, an increase of $8.9 million, or 141.4% compared to Other expense, net of $6.3 million for the corresponding period in 2023. The increase was due primarily to net gains on our venture capital investments and life insurance contracts as compared to fiscal year 2023.
Income Taxes

	Three Months Ended
	September 28, 2024	September 30, 2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$20,946	$24,852	$(3,906)	(15.7)%
Effective tax rate	23.0%	22.0%		100 bps
Income tax expense for the three months ended September 28, 2024 was $20.9 million, a decrease of $3.9 million compared to $24.9 million for the corresponding period in 2023. Our effective tax rate was 23.0% for the three months ended September 28, 2024 compared to 22.0% for the corresponding period in 2023. The tax rate increase was primarily attributable to the deferred tax impact of tax law changes enacted during the three months ended September 28, 2024, offset by jurisdictional earnings mix.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Nine Months Ended September 28, 2024 Compared to Nine Months Ended September 30, 2023
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change
	(in thousands, except percentages)
Service revenue	$2,492,225	$2,602,016	$(109,791)	(4.2)%
Product revenue	555,215	513,917	41,298	8.0%
Total revenue	$3,047,440	$3,115,933	$(68,493)	(2.2)%

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$625,120	$596,562	$28,558	4.8%	(0.1)%
DSA	1,847,931	1,989,838	(141,907)	(7.1)%	0.3%
Manufacturing	574,389	529,533	44,856	8.5%	—%
Total revenue	$3,047,440	$3,115,933	$(68,493)	(2.2)%	0.1%
The following table presents operating income by reportable segment:

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$100,641	$117,653	$(17,012)	(14.5)%	(0.3)%
DSA	379,651	479,788	(100,137)	(20.9)%	0.5%
Manufacturing	111,099	52,784	58,315	110.5%	(0.2)%
Unallocated corporate	(196,357)	(165,886)	(30,471)	18.4%	0.2%
Total operating income	$395,034	$484,339	$(89,305)	(18.4)%	0.4%
Operating income % of revenue	13.0%	15.5%		(250) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$625,120	$596,562	$28,558	4.8%	(0.1)%
Cost of revenue (excluding amortization of intangible assets)	421,773	381,332	40,441	10.6%
Selling, general and administrative	84,943	81,194	3,749	4.6%
Amortization of intangible assets	17,763	16,383	1,380	8.4%
Operating income	$100,641	$117,653	$(17,012)	(14.5)%	(0.3)%
Operating income % of revenue	16.1%	19.7%		(360) bps
RMS revenue increased $28.6 million primarily driven by an increase in large research model product revenue, principally due to the recent acquisition of Noveprim, which contributed $30.0 million, and an increase in small research models product revenues across all geographic areas; partially offset by lower Cell Solutions product revenue and Insourcing Solutions services revenue.
RMS operating income decreased $17.0 million compared to the corresponding period in 2023. RMS operating income as a percentage of revenue for the nine months ended September 28, 2024 was 16.1%, a decrease of 360 bps from 19.7% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased primarily due to

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
higher charges related to recent restructuring activities, including severance and site consolidation and impairment charges, higher amortization related to acquisitions, including an inventory step up recorded in cost of revenue from the Noveprim acquisition; partially offset by the impacts of the RMS revenue drivers described above.
DSA

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$1,847,931	$1,989,838	$(141,907)	(7.1)%	0.3%
Cost of revenue (excluding amortization of intangible assets)	1,246,560	1,268,248	(21,688)	(1.7)%
Selling, general and administrative	174,598	189,076	(14,478)	(7.7)%
Amortization of intangible assets	47,122	52,726	(5,604)	(10.6)%
Operating income	$379,651	$479,788	$(100,137)	(20.9)%	0.5%
Operating income % of revenue	20.5%	24.1%		(360) bps
DSA revenue decreased $141.9 million primarily due to decreased revenue in our Safety Assessment and Discovery Services businesses due to decreased volume and the impact of a recently divested site related to our Safety Assessment business contributed $7.1 million to the decrease; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income decreased $100.1 million compared to the corresponding period in 2023. DSA operating income as a percentage of revenue for the nine months ended September 28, 2024 was 20.5%, a decrease of 360 bps from 24.1% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, higher severance related to recent restructuring activities, an adjustment to contingent consideration associated with the acquisition of Noveprim, and certain third-party legal costs incurred in connection with the investigations by the U.S. government into the non-human primate supply chain; partially offset by lower site consolidation and impairment charges compared to the corresponding period in 2023.
Manufacturing

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$574,389	$529,533	$44,856	8.5%	—%
Cost of revenue (excluding amortization of intangible assets)	331,530	327,882	3,648	1.1%
Selling, general and administrative	99,397	114,556	(15,159)	(13.2)%
Amortization of intangible assets	32,363	34,311	(1,948)	(5.7)%
Operating income	$111,099	$52,784	$58,315	110.5%	(0.2)%
Operating income % of revenue	19.3%	10.0%		930 bps
Manufacturing revenue increased $44.9 million primarily due to increased revenue in both our Biologics Solutions and Microbial Solutions businesses, driven by increased demand for Biologics Testing and CDMO services and higher endotoxin product revenue.
Manufacturing operating income increased $58.3 million compared to the corresponding period in 2023. Manufacturing operating income as a percentage of revenue for the nine months ended September 28, 2024 was 19.3%, an increase of 930 bps from 10.0% for the corresponding period in 2023. Operating income and operating income as a percentage of revenue increased primarily due to the higher revenue described above and improved operating leverage as well as lower legal costs from an environmental litigation related to the Microbial Solutions business incurred compared to the corresponding period in 2023.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$196,357	$165,886	$30,471	18.4%	0.2%
Unallocated corporate % of revenue	6.4%	5.3%		110 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $30.5 million, or 18.4%, compared to the corresponding period in 2023 is primarily related to higher employee compensation and benefits related costs, including severance related to recent restructuring activities and employee fringe related costs, and the absence of positive net settlements recognized on virtual power purchase agreements for the corresponding period in 2023. Costs as a percentage of revenue for the nine months ended September 28, 2024 were 6.4%, an increase of 110 bps from 5.3% for the corresponding period in 2023.
Other Income (Expense)

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$6,740	$3,605	$3,135	87.0%
Interest expense	(98,054)	(103,166)	5,112	(5.0)%
Other income (expense), net	6,185	(12,200)	18,385	(150.7)%
Total other expense, net	$(85,129)	$(111,761)	$26,632	(23.8)%
Interest income for the nine months ended September 28, 2024 was $6.7 million, an increase of $3.1 million, or 87.0%, driven primarily from higher interest rates.
Interest expense for the nine months ended September 28, 2024 was $98.1 million, a decrease of $5.1 million, or 5.0%, compared to $103.2 million in the corresponding period in 2023. The decrease was due primarily to lower debt balances as we continue to pay down our revolving credit facility.
Other income, net for the nine months ended September 28, 2024 was $6.2 million, an increase of $18.4 million, or 150.7%, compared to Other expense, net of $12.2 million for the corresponding period in 2023. The increase was due primarily to venture capital investment gains of $8.4 million as compared to losses of $14.3 million in the corresponding period in 2023.
Income Taxes

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$70,867	$81,160	$(10,293)	(12.7)%
Effective tax rate	22.9%	21.8%		110 bps
Income tax expense for the nine months ended September 28, 2024 was $70.9 million, a decrease of $10.3 million compared to $81.2 million for the corresponding period in 2023. Our effective tax rate was 22.9% for the nine months ended September 28, 2024 compared to 21.8% for the corresponding period in 2023. The increase in our effective tax rate in the nine months ended September 28, 2024 compared to the corresponding period in 2023 was primarily attributable to deferred tax impact of enacted tax law changes, as well as decreased tax benefits from stock-based compensation deductions in the nine months ended September 28, 2024, offset by jurisdictional earnings mix.
Our global operations make the effective tax rate sensitive to significant tax law changes. Several countries where we operate have enacted legislation implementing the Organization for Economic Cooperation and Development’s (OECD) international tax framework, including the Pillar II global minimum tax rate with effect from January 1, 2024 or later. We continue to monitor future legislation on Pillar II, however, the Pillar II associated tax expense accrued for the nine months ended September 28, 2024, is not material to the unaudited consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Liquidity and Capital Resources
Liquidity and Cash Flows
We currently require cash to fund our working capital needs, capital expansion, acquisitions, debt payments, lease, venture capital investment, restructuring initiatives, and pension obligations. Our principal sources of liquidity have been our cash flows from operations supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and short-term investments:

	September 28, 2024	December 30, 2023
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$8,273	$2,234
Held in non-U.S. entities	201,898	274,537
Total cash and cash equivalents	210,171	276,771
Short-term investments:
Held in non-U.S. entities	69	68
Total cash, cash equivalents and short-term investments	$210,240	$276,839
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Net income	$239,038	$291,418
Adjustments to reconcile net income to net cash provided by operating activities	324,110	312,306
Changes in assets and liabilities	12,067	(140,769)
Net cash provided by operating activities	$575,215	$462,955
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
For the nine months ended September 28, 2024, compared to corresponding period in 2023, the increase in net cash provided by operating activities was primarily driven by favorable performance across our revenue related accounts, including collections on trade receivables, deferred revenue, and customer deposits; benefiting cash provided by operations by $46.6 million; lower inventory of $13.8 million primarily due to lower purchases of inventory supporting our Safety Assessment business, and timing of payments to our suppliers and vendors benefiting our cash provided by operations by $7.1 million.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$(5,479)	$(50,166)
Capital expenditures	(157,351)	(240,205)
Investments, net	(5,794)	(32,369)
Other, net	(358)	(2,044)
Net cash used in investing activities	$(168,982)	$(324,784)
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
For the nine months ended September 28, 2024, cash used in investing activities was primarily driven by capital expenditures, an immaterial asset acquisition, and net purchases and sales in investments related to certain venture capital and strategic equity investments. The Company experienced declines in capital expenditures for the nine months ended September 28, 2024 as compared to the same period in 2023, primarily as a result of disciplined spend management in light of the global economic environment.
For the nine months ended September 30, 2023, cash used in investing activities was primarily driven by capital expenditures to support the growth of the business, the acquisition of SAMDI, and net purchases and sales of investments related to certain venture capital and strategic equity investments.
The following table presents our net cash used in financing activities:

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$976,783	$333,034
Proceeds from exercises of stock options	23,110	19,658
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,316,990)	(530,909)
Purchase of treasury stock	(119,051)	(24,016)
Purchases of additional equity interests, net	(12,000)	—
Payment of contingent considerations	—	(2,711)
Other, net	(26,900)	(4,145)
Net cash used in financing activities	$(475,048)	$(209,089)
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises. For the nine months ended September 28, 2024, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $346.2 million towards our Credit Facility
•Treasury stock purchases of $100.7 million associated with our stock repurchase program and $18.4 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Net proceeds from exercises of employee stock options of $23.1 million
•Net dividend payments to noncontrolling interest holders of $14.5 million
For the nine months ended September 30, 2023, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $195 million towards our Credit Facility
•Treasury stock purchases of $24.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Net proceeds from exercises of employee stock options of $19.7 million
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	September 28, 2024	December 30, 2023
	(in thousands)
Revolving facility	$794,290	$1,129,243
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,294,290	$2,629,243

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
We have an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to our floating rate borrowings under the Credit Facility, at a fixed rate of 4.65% on our swap maturing November 2, 2024. We have not entered into any additional interest rate swap contracts.
Our off-balance sheet commitments related to our outstanding letters of credit as of September 28, 2024 and December 30, 2023 were $21.2 million and $21.6 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, and Mauritian Rupee. During the nine months ended September 28, 2024, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the British Pound, Mauritian Rupee, Euro, and Canadian Dollar.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 28, 2024, our revenue would have decreased by $96.8 million, and our operating income would have decreased by $5.8 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
On August 2, 2024, our Board of Directors approved a stock repurchase authorization of $1 billion. This authorization fully replaces a prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining when it was terminated and we did not repurchase any shares under the prior program during the nine months ended September 28, 2024.
During the three and nine months ended September 28, 2024, we repurchased 0.5 million shares of common stock for $100.7 million under the new stock repurchase program. As of September 28, 2024, we had $899.3 million remaining on the current authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 28, 2024, we acquired 0.1 million shares for $18.4 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2023 as filed with the SEC on

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
February 14, 2024. There have been no changes in the Company’s critical accounting policies during the nine months ended September 28, 2024.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 28, 2024 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 28, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 28, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 16, 2023, the Company was informed by the U.S. Department of Justice (DOJ) that in conjunction with the U.S. Fish and Wildlife Service (USFWS), it had commenced an investigation into the Company’s conduct regarding several shipments of non-human primates from Cambodia. On February 17, 2023 the Company received a grand jury subpoena requesting certain documents related to such investigation. The Company is aware of a parallel civil investigation being undertaken by the DOJ and USFWS. The Company is cooperating with the DOJ and the USFWS and believes that the concerns raised with respect to the Company’s conduct are without merit. The Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, and has operated under the belief that all shipments of non-human primates it received satisfied the material requirements, documentation and related processes and procedures of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), which guides the release of each import by USFWS. Notwithstanding our efforts and good-faith belief, in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. The carrying value of the inventory related to these shipments is approximately $27 million as of September 28, 2024, which reflects the value of the shipments in accordance with the Company’s inventory accounting policy. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with these requests. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities as a result of the investigations. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2024 the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. The lawsuit is currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. The lawsuit is currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 28, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
June 30, 2024 to July 27, 2024	80	$205.00	—	$129,105
July 28, 2024 to August 24, 2024	500,101	201.36	500,000	899,326
August 25, 2024 to September 28, 2024	356	197.75	—	899,326
Total	500,537		500,000

(1) The average price paid per share excludes $0.6 million of excise taxes incurred on share repurchases for the three months ended September 28, 2024.
On August 2, 2024, our Board of Directors approved a stock repurchase authorization of $1 billion. This authorization fully replaces a prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining when it was terminated. During the three and nine months ended September 28, 2024, we repurchased 0.5 million shares of common stock for $100.7 million under the new stock repurchase program. As of September 28, 2024, we had $899.3 million remaining on the current authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended September 28, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:
•On August 19, 2024, George Massaro, one of our directors, entered into a Rule 10b5-1 trading arrangement for the sale of up to 280 shares of common stock, in connection with the vesting of 559 RSUs in May 2025, subject to certain conditions. The arrangement’s expiration date is May 18, 2025.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 6, 2024	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 6, 2024	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer