Form 10-K
period 2024-12-28
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2025-02-19
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 28, 2024

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
Securities registered pursuant to Section 12(g) of the Act: Yes ☐ No ☒
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.        Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 30, 2024, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $10,563,584,605. As of January 25, 2025, there were 51,141,607 shares of the registrant’s common stock outstanding, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders currently scheduled to be held on May 20, 2025, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 28, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2025 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR 2024

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART I
Item 1. Business
General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions, which are predictions of, indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the U.S. government investigations and inquiries related to the NHP supply chain (including shipments of NHPs from Cambodia received by the Company), (2) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, (3) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023; and (4) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we import are legally sourced; changes and uncertainties in the global economy and financial markets, including any changes in business, political, or economic conditions due to the November 16, 2022 announcement by the U.S. Department of Justice through the U.S. Attorney’s Office for the Southern District of Florida that a Cambodian non-human primate supplier and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth; our ability to fund our operations for the foreseeable future; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the nature, timing and impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to study cancellation rates and the impact of such cancellations; our expectations with respect to tax rates and benefits; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions, including on an annualized basis, and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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
We currently operate in over 130 sites and in over 20 countries worldwide (excluding certain Insourcing Solutions sites). Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to overcome many of the challenges of non-clinical life sciences research. In 2024, our total revenue was $4.0 billion. As part of our efforts to manage the Company through the current demand environment, we have undertaken a comprehensive review of our global footprint. Through these optimization initiatives, we expect to close or consolidate approximately 15 additional sites over the next two years, principally focused on the DSA and RMS segments. These footprint optimization efforts will enhance the efficiency and economies of scale in our global infrastructure, leading to a more disciplined operating model.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We have three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Solutions (Manufacturing).
Through our RMS segment, we have provided foundational tools for the discovery of new molecules by supplying research models to the drug development industry since 1947. We continue to maintain our position as a global leader in the production and sale of the most widely used research models, including over 140 different stocks and strains of purpose-bred rodents. We also provide a variety of related services that are designed to support our clients in the use of research models in drug discovery and development. We maintain multiple production centers, including barrier rooms and isolator facilities, on three continents (North America, Europe, and Asia). We are also a premier provider of high quality, purpose bred, large research models to the biomedical research community. Our RMS segment also includes our Insourcing Solutions business, which includes our CRADL™ (Charles River Accelerator and Development Lab) footprint. In 2024, RMS accounted for 20.5% of our total revenue and approximately 4,100 of our employees, including approximately 200 science professionals with advanced degrees.
Our DSA segment provides services that enable our clients to outsource their innovative drug discovery research, their related non-clinical and clinical bioanalytical activities, and regulatory-required safety testing of potential new drugs, vaccines, industrial and agricultural chemicals, consumer products, veterinary medicines and medical devices. The demand for these services is driven by the needs of large global pharmaceutical companies where outsourcing may complement internal activities, in addition to mid-size and emerging biotechnology/biopharma pharmaceutical companies, hospitals, academic institutions, contract research organizations, and industrial and agrochemical companies and non-governmental organizations that rely more heavily on outsourcing partners. Many of these entities choose to outsource their discovery, development, bioanalytical and/or safety assessment activities to reduce fixed costs and to gain access to scientific expertise, robust capabilities, and regulatory experience.
We are the largest provider of outsourced drug discovery, non-clinical development and regulated safety testing services worldwide. We have extensive expertise in the discovery of clinical candidates and in the design, execution and reporting of safety assessment studies for numerous types of therapeutic modalities, including cell and gene therapies, small and large molecule pharmaceuticals, industrial and agricultural chemicals, vaccines, consumer products, veterinary medicines, biocides and medical devices. We currently provide discovery and safety assessment services at multiple facilities located in the United States (U.S.), Canada, and Europe. In 2024, our DSA segment represented 60.5% of our total revenue and employed approximately 12,100 of our employees including approximately 1,500 science professionals with advanced degrees.
Within our Manufacturing segment, we work with our clients and the biopharmaceutical industry to ensure the quality and safe production and release of commercial therapies and products manufactured both by our clients and internally for our clients. Our Manufacturing Segment is comprised of two businesses: Microbial Solutions and Biologics Solutions. Our Microbial Solutions products and services businesses provide in vitro methods for conventional and rapid quality control testing of sterile and non-sterile pharmaceuticals and consumer products. Biologics Solutions is comprised of both our Biologics Testing Solutions business, which provides specialized testing of biologics frequently outsourced by global pharmaceutical and biotechnology companies, and our contract development and manufacturing products and services (“CDMO”) business, which provides comprehensive contract development and manufacturing solutions for cell and gene therapies. In 2024, Manufacturing accounted for 19.0% of our total revenue from continuing operations and approximately 2,800 of our employees, including approximately 380 science professionals with advanced degrees.
Research Models and Services. Our RMS segment is comprised of three businesses that provide foundational tools that enable our clients to discover new molecules: Research Models, Research Model Services and Cell Solutions.
Research Models. Our Research Models business is principally comprised of the production and sale of the most widely used small research models, primarily rodents. A significant portion of our Research Models business involves the commercial production and sale of small research models, principally purpose-bred rats and mice for use by researchers in fundamental biology through to drug discovery and development. The FDA and foreign regulatory agencies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
bacterial agents and other contaminants that can disrupt research operations and distort scientific results. With our production capabilities, we are able to deliver consistently high-quality research models worldwide.
Our small research models include inbred, outbred, and hybrid strains, as well as mutant strains, genetically engineered models and humanized models with biological features, which enable research aims. Certain of our research models are proprietary rodent models used to research treatments in several therapeutic areas. We are also a premier provider of high quality, purpose bred, large research models to the biomedical research community. While we provide some non-human primates directly to clients who utilize them primarily for safety testing of new therapies, most of the non-human primates associated with our business are utilized in connection with our clients’ studies conducted by our Safety Assessment services in our DSA business. In both cases - non-human primates we provide directly to clients and non-human primates which are utilized through our Safety Assessment services – these large research models are sourced from Charles River audited and approved suppliers, some of which we have an ownership and/or operational involvement.
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
Cell Solutions. Our Cell Solutions business provides consenting human donor-derived cellular materials used in the development and production of cell therapies. The business supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow, as well as cells from disease state donors. Our Cell Solutions business supports biotechnology and pharmaceutical companies, academic institutions and other research organizations who rely on high-quality, viable and functional human primary cells and blood components for biomedical and drug discovery research and cell therapy development, including clinical trials.
Discovery and Safety Assessment
We currently offer regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro and in vivo studies, laboratory support services, including bioanalytical and strategic non-clinical consulting and program management.
In 2025, we initiated the integration of our Discovery Services and Safety Assessment businesses into one overarching DSA organization. This unification focuses on a combined sales force and leadership approach, with integrated scientific expertise to facilitate a more seamless client experience and make us a stronger and even more responsive partner for our clients.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Discovery Services. We offer a single source of services for discovering and characterizing novel drug candidates for preclinical development by providing a full spectrum of discovery services — from identification and validation of novel targets, low molecular weight small molecule compounds, oligonucleotides, and biotherapeutics with actual or potential intellectual property value, through to delivery of preclinical drug and biotherapeutic candidates ready for safety assessment and progression toward the clinic. This includes services to streamline and enhance drug discovery programs for our clients, including expertise and capabilities in all stages of discovery and all major modalities including small molecules, biologics (antibodies), oligonucleotides, and cell and gene therapies. In the discovery phase, we leverage our capabilities in non-GLP toxicity assessment and predictive models to enable identification and mitigation of safety issues to ensure a smooth progression into regulatory safety assessment. We have in depth capabilities in formulation and pharmaceutics to provide seamless transfer of optimized drug substance from the discovery phase into pre-clinical development and safety assessment. Our Safety Assessment teams can flag unexpected issues observed in regulatory toxicology to our Discovery Services team that might be resolved by further optimization within Discovery Services, enabling clients to potentially regain momentum in pre-clinical programs after resolution of the issues. Our seamless offering portfolio, along with our broad expertise and capabilities allow us to better engage with clients at any stage of their drug discovery programs and support their complex scientific needs. We focus on major therapeutic areas, with a strategic emphasis on neuroscience, oncology, and immunology. We believe there are growing opportunities to assist our clients in a variety of drug discovery applications and platforms, from target discovery to candidate selection and across the full range of modalities.
We are a leader in integrated drug discovery services. Our full suite of service offerings, together with our knowledge and expertise, allows us to engage and support our clients at any stage of their discovery or early-stage development programs, including the design and implementation of their research programs, and to stay with them through the entire drug discovery process, providing a seamless end-to-end offering. Our offerings include:
•target discovery and validation;
•disease biology;
•target deconvolution through proteomics and cell microarray technology;
•hit identification, hit-to-lead progression and lead optimization to deliver candidate molecules and biotherapeutics across modalities, making use of state-of-the-art techniques such as computer-aided drug design, structural biology and machine learning/artificial intelligence;
•early non-clinical pharmacokinetic and pharmacodynamic studies, transporter-mediated drug-drug interaction, and in vitro and in vivo assays to assess mechanism, bioavailability and metabolism as required for regulatory approval;
•appropriate in vivo Discovery Services evaluation, which is essential to generate confidence in the initial safety of a novel therapeutic agent, its fate in an intact mammalian system and its potential to translate into an efficacious treatment in humans;
•target engagement and safety biomarker development to support non-clinical and potentially downstream clinical studies.
Safety Assessment. We offer a full range of safety assessment studies required for regulatory submission on a global basis across all therapeutic areas in the pharmaceutical, biotechnology, industrial chemical, agrochemicals, consumer products, veterinary medicines and medical devices industries. We are a global leader in both non-regulated and regulated GLP outsourced safety assessment services and provide expertise in a variety of therapeutic areas and modalities.
Toxicology. In addition to offering standard toxicology services, we also provide a broad range of specialty toxicology offering from inhalation and infusion to developmental and reproductive toxicology. Our services include an extensive offering of capabilities and study types designed to identify possible safety risks as well as a comprehensive offering of in vitro and in vivo studies in support of general toxicology (acute, sub-acute and chronic studies), genetic toxicology, safety pharmacology, off-target screening, receptor identification profiling, reproductive and developmental toxicology, juvenile toxicology, and carcinogenicity bioassays that are required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies for potential human therapeutics. Additionally, we support safety studies in numerous specialty areas including cell and gene therapies, ecotoxicology, environmental risk, musculoskeletal toxicology, neurotoxicology, ocular toxicology, ototoxicology, and phototoxicology. We have expertise in the design and execution of development programs in support of a broad diversity of therapeutic modalities in numerous laboratory species and test systems. We also support safety studies to test industrial chemical, agrochemicals, consumer products, veterinary medicines and medical devices. For human pharmaceutical candidates, once a lead candidate is selected, toxicology studies are required to support clinical trials in humans and for regulatory approval. These toxicology studies focus on assessing the safety of the potential therapeutic to determine if administration to humans might cause any unintended harmful effects. For new chemicals, industrial chemicals, agrochemicals, veterinary medicines, consumer products and medical devices, safety studies are performed to identify potential hazards to

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
humans and the environment and are required for regulatory registration. Toxicology studies performed for any of these compounds are typically performed using in vitro and in vivo research models to identify any potential adverse effects that a compound has on an organism or tissue over a variety of doses and over various time periods of exposure.
Pathology Services. The ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety and efficacy of potential new therapeutics, industrial and agricultural chemicals, veterinary medicines, and medical devices. Key “go/no-go” decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of fluid, tissue and cellular changes that our experts identify and interpret for our clients. We employ many highly trained veterinary anatomic and clinical pathologists and other scientists who use state-of-the-art techniques to identify potential test item-related changes. In addition to all standard anatomic and clinical pathology techniques, we provide specialized evaluations such as digital primary and peer review histopathology options, cytology, platelet function, assay development, immunohistochemistry, in situ hybridization, image analysis, tissue morphometry and spatial analysis services.
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
Bioanalysis, Drug Metabolism and Pharmacokinetics. In support of non-clinical drug safety testing and new chemical development, our clients are required to demonstrate appropriate stability in the collected biological sample, pharmacokinetics of their drug or compound in circulation, the presence of metabolites and, in the case of biologics, the presence or absence of anti-drug antibodies. We have scientific expertise in the sophisticated bioanalytical techniques required to satisfy these requirements for many drugs and chemicals. Once analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug or chemical and complete an evaluation of the biologic disposition of the drug or chemical and its potential metabolites. Pharmacokinetics refers to the understanding of what the body does to a drug or compound administered at therapeutic dose levels, including the process by which the drug is absorbed, distributed in the body, metabolized and excreted. Toxicokinetics refers to the same understanding as applied at higher doses that may result in adverse effects. These studies are routinely required for the full non-clinical assessment of the disposition of the drug or chemical and the results are used in the safety evaluation of the compound. After performing sample analysis in support of non-clinical studies, we also support the clinical bioanalysis required in clinical trials for drug development. In addition, our Laboratory Sciences group is able to measure a wide range of non-clinical and clinical biomarkers related to the safety and efficacy of the drugs and/or chemicals being developed.
Our Safety Assessment facilities comply with animal welfare and GLP regulations to the extent required by the FDA, Environmental Protection Agency, United States Department of Agriculture (USDA), Centers for Disease Control and Prevention (CDC), European Medicines Agency, European Chemicals Agency and the Organization for Economic Co-operation and Development (OECD), Canadian Council on Animal Care (CCAC) as well as other international regulatory agencies. Furthermore, our non-GLP and early-stage discovery work performed at our Safety Assessment facilities, which are not subject to GLP regulations, is typically carried out under a quality management system. Our Safety Assessment facilities and Manufacturing facilities are regularly inspected by regulatory compliance monitoring authorities, our clients’ quality assurance departments and our own internal quality audit program.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
identification services and products for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries. We expect our comprehensive portfolio of offerings and global network of laboratories to drive increased adoption of our quality control testing solutions across both sterile and non-sterile applications.
Endosafe®. We are a market leader in endotoxin testing products and services, which are used for FDA-required quality control testing of injectable drugs and medical devices, their components, and the processes by which they are manufactured. Endotoxin testing is an in vitro process that uses a processed extract from horseshoe crabs, known as limulus amebocyte lysate (LAL). The LAL test is the first and most successful FDA-validated alternative to an in vivo test to date. Generally, the extraction of the raw materials for LAL does not harm the crabs, which are subsequently returned to their natural ocean environment. We have worked closely with regulatory agencies in states where we collect to limit our impact on the horseshoe crab population and their surrounding environment.
One of the primary growth drivers in our Microbial Solutions business is our FDA-approved line of next-generation endotoxin testing products. This line is based on the Endosafe Portable Testing System (Endosafe® -PTS™) technology, which allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi-cartridge system) and the first fully automated robotic system developed specifically for high-volume endotoxin testing, Endosafe®-Nexus, to satisfy the demand of our clients who require higher sample throughput. We have seen expanded use of this rapid endotoxin testing technology as clients transition from traditional methods to our rapid cartridge technology and are seeking to meet data integrity requirements with our automated systems and software solutions. In 2023, we launched Endosafe® Trillium®, our animal-free recombinant test for endotoxin detection. Endosafe® Trillium® utilizes three biological proteins, which we believe provides superior accuracy and testing outcomes to competitors’ single-protein recombinant alternatives, as well as equivalence to LAL-based testing method. Endosafe® Trillium® represents a next-generation solution to our industry-leading Endosafe® bacterial endotoxin detection portfolio.
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
Biologics Solutions. Our Biologics Solutions (Biologics) business is comprised of our Biologics Testing Services business and CDMO business.
Biologics Testing Services
Our Biologics Testing Services business provides clients with analytical testing and related capabilities to support the safe manufacture of their biologic drugs, as well as a suite of manufacturing services to produce our clients’ advanced therapeutics.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
We continue to look for opportunities to expand our Biologics Testing Solutions service offerings and facilities in the U.S. and Europe. We have also commissioned a biosafety level 3 (BSL3) facility to provide in vivo and in vitro testing services for BSL3 materials, such as SARS-CoV2.
CDMO Services
Our CDMO business operates in the three major areas of the high-growth advanced therapy CDMO market: cell therapy, viral vector, and plasmid DNA production. Our CDMO services include expertise in gene-modified and unmodified cell therapy manufacturing coupled with capabilities in viral vector manufacturing, as well as plasma DNA. Our CDMO services establish us as a premier scientific partner for cell and gene therapy development, testing, and manufacturing. The fully integrated advanced therapeutics portfolio enables us to provide clients with an integrated solution from basic research and discovery through cGMP production; driving efficiency and accelerating clients’ speed-to-market by integrating preclinical CRO activities with manufacturing and testing. This provides our clients with a seamless experience across the value chain with the same advanced therapeutics scientific partner. Our cGMP CDMO facilities have the capability to manufacture and store raw materials, drug substance, and drug product, which are suitable for use in clinical trials as well as for commercial manufacturing.
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
Deep Scientific Expertise. We provide a breadth and depth of scientific expertise across a broad range of therapeutic areas which may be too costly for our clients to build and/or maintain in-house. We provide essential capabilities, including medicinal chemistry, in vitro biology, in vivo pharmacology, pathology, advanced modalities manufacturing, analytical testing for early and late stage products, immunology, biomarker assessment, biologics process development testing, microbial detection and identification and other specialty service areas that have high infrastructure costs or are cost-prohibitive for clients to maintain independently. We continue to look for opportunities to expand our portfolio in key therapeutic and pharmacology areas to align with our clients’ internal drug discovery and development areas of focus. We also continue to enhance our small molecule, biologics, and advanced modalities portfolios in areas of greatest industry need, where outsourcing provides major benefits for our clients and where we could provide significant benefits given our unique early-stage development portfolio and global footprint.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Commitment to Animal Welfare. We are committed to being the worldwide leader in the humane care of research animals and implementation of the “3Rs” initiative (Replacement, Reduction, and Refinement). As researchers, we are responsible to our clients, our animals and the public for the health and well-being of the animals in our care. We work closely with the scientific community to understand how living conditions, handling procedures and reduction of stress play an important role in the quality and efficiency of research. We are committed to working with the industry to support development and to provide the best translational models to supplement or replace traditional live animal models. These include in vitro models, in silico predictive tools, and virtual control groups.
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
Large, Global Partner. We believe there is an important advantage in being a full service, high-quality provider of research models and associated services, discovery and non-clinical in vivo and in vitro services and manufacturing solutions on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work. They frequently choose to partner with large companies similar to Charles River, that can offer clients support across the non-clinical drug research process as a result of broader portfolios and experience in project management. This includes extensive scientific, technical and therapeutic area expertise, timely access to data, documentation and data visualization through secure portals, provision of data in sponsor-specific formats for data warehousing needs, accelerated reporting, reduced standard reporting timelines and industry-leading Standard Exchange of Non-Clinical Data (SEND) capabilities, a global footprint, streamlined and simplified processes and communications, including professional project and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred provider, thereby enabling us to build broader and deeper long-term strategic relationships with our clients.
Digital Enhancements. As the healthcare industry evolves, technology is playing an essential role. This technological revolution is not only helping streamline processes and operations, but the effects of this digitization directly impact patients. We are committed in our efforts to reduce the timeline to develop, safe and innovative new treatments for patients who desperately need them. To progress this forward, we strive to understand the true challenges that can slow drug research and development and re-imagine the way we work and collaborate to create digitally native solutions that improve efficiency, accelerate processes and enable automated, data driven outcomes. Our commitment to understanding the problem before finding a solution has enabled us to keep clients—and ultimately patients—at the center of the way we look at problems. By using client-centric design thinking, agile-based test and learn processes in short iterative cycles, and automating existing processes, we optimize client experiences and bring holistic solutions to pressing concerns.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We believe that larger biopharmaceutical companies will increasingly focus on efficiencies and execution. They will continue to reassess their core differentiators from R&D to commercialization, and which aspects of their drug discovery, development and manufacturing processes they will choose to outsource. We expect they will also continue to be conservative in building infrastructure and expertise. This should lead to more opportunities for strategic outsourcing as larger biopharmaceutical clients choose to utilize external resources rather than invest in internal infrastructure. By partnering with Charles River, we believe our clients can take advantage of efficiencies in their early-stage research activities that can result in months saved in getting a drug to market. In the aggregate, we believe that the evolving large biopharmaceutical R&D business model along with our focus on data and digitalization will make our essential products and services even more relevant to our clients, and allow them to leverage our integrated offerings and expertise to drive their research, non-clinical development and manufacturing efficiency and cost effectiveness.
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
The evolving biopharmaceutical R&D business model, coupled with solid long-term biopharmaceutical industry fundamentals and a historically sustained funding environment, have also led to the continued creation of new biotechnology companies focused on developing innovative new therapies. The biopharmaceutical industry continues to evolve and become more sophisticated, with research yielding new types of treatments with increasing complexity, and more targeted and individualized therapies. While the recent biopharmaceutical demand environment has been less robust, we believe that our portfolio provides flexible solutions and scientific expertise that meet the customized needs for virtual and small biotechnology companies, which have limited or no infrastructure. These clients also value our ability to provide a broad range of services where we work hand in hand with our clients to design, plan and manage integrated projects and programs. This includes classically outsourced services, “insourced” services and hybrid offerings blending resources from both our clients and our staff.
We are taking decisive action to manage the Company through the current demand environment, including appropriately right-sizing our infrastructure, optimizing operations, and driving efficiency with a goal to protect operating margin. We are committed to initiatives to generate more revenue, contain costs, and protect shareholder value through enhanced commercial initiatives, restructuring and efficiency actions to drive cost savings, as well as a balanced approach to capital deployment, including:
•Restructuring initiatives to manage costs and generate efficiency by reducing staffing levels to align with the level of demand, as well as evaluating our global footprint to optimize, consolidate, and simplify operations. We are also engaging in global footprint optimization efforts to maximize capacity and enhance our capabilities. We have taken a client-centric approach to these actions with a goal of serving our clients more efficiently and seamlessly in order to capture synergies and savings that extend beyond the facility costs. These footprint optimization efforts are intended to enhance the efficiency and economies of scale in our global infrastructure, leading to a more disciplined operating model. In addition, Charles River’s culture of continuous improvement strives to implement initiatives to drive greater operating efficiencies. In the current demand environment, we are focused on achieving this goal through streamlining global business services, driving enhanced procurement savings, and leveraging our digital platform.
•Focusing on commercial enhancements to promote a client-centric focus and gain additional market share. Our goal is to enhance the client experience and reinforce our role as a flexible and responsive partner to our clients, including through leveraging technology such as our Apollo™ cloud-based platform to provide real-time access to scientific data and self-service tools for clients.
•Continuing to evaluate additional strategies to enhance the business. We are working on initiatives to further transform how we operate, including harmonization and centralization of processes, tools and tasks, continuing to better leverage technology, adoption of a global businesses service model to streamline our operations, as well as other projects such as generating greater procurement savings.
Our strategic imperatives and operational goals are centered around our intense focus on initiatives designed to allow us to drive profitable growth, enhance our operating efficiency and better position ourselves to function successfully in the current and future business environment, which we believe will collectively enable us to maximize value for our shareholders.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Over the past decade, we have expanded our capabilities by adding high-science services with the goal to deliver fast and high quality end-to-end integrated, non-clinical solution to accelerate drug development. We intend to continue to broaden the scope of the products and services that we provide across the drug discovery and non-clinical development continuum primarily through internal development, and also, through focused acquisitions and our strategic partnerships strategy, all of which are intended to enable us with the flexibility to adapt and innovate to meet our client’s changing needs. Acquisitions, such as our acquisitions of Explora BioLabs in fiscal 2022, SAMDI in 2023, and Noveprim in 2023, have been (and we expect will be in the future) an integral part of our growth strategy, both to expand our portfolio and broaden our geographic footprint. We are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit. We aim to consistently deliver shareholder value, including the achievement of a hurdle rate for return on invested capital above our weighted average cost of capital.
Mergers and acquisitions remain one of our top, long-term priorities for disciplined capital deployment and enhancing growth strategy with focus on enhancing the breadth of our scientific capabilities principally within our core competencies, expanding our global scale, and maintaining our leadership position in advanced and emerging therapies. Our long-term strategy also includes growth through establishing relationships and exploring other opportunities and areas that have the potential to strengthen our broad-based portfolio of products and services.
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
We routinely evaluate strategic fit and fundamental performance of our businesses. As part of this ongoing assessment, we may determine certain capital could be better deployed in other long-term growth opportunities. Most recently, we divested our Avian Vaccine Services business in 2022, and a Safety Assessment site in 2024, as we determined these businesses/sites were no longer a strategic fit.
Clients
Our clients consist primarily of major biopharmaceutical companies; many small, emerging, and established biotechnology, agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions, government agencies, and non-governmental organizations. We have stable, long-term relationships with many of our clients. During 2024, no single client accounted for more than 4% of our total revenue and no single client accounted for more than 8% of the revenue of any of our three business segments.
We continue to pursue a goal of expanding our relationships with our large biopharmaceutical clients, and with many of our larger mid-tier clients. These relationships take different forms, from preferred provider arrangements to strategic partnerships. The structure of these relationships incentivizes clients to purchase more products and services across our non-clinical portfolio. Because of the strength of these relationships, we have better insight into our clients’ planning processes and, therefore, better visibility than in the past. For information regarding revenue attributable to each of our business segments for the last three fiscal years, please see Note 4. Segment and Geographic Information, included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding revenue and long-lived assets attributable to operations in the United States, Europe, Canada, Asia Pacific and other countries for each of the last three fiscal years, please review Note 4. Segment and Geographic Information, included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
•For DSA, both our discovery services and safety assessment services have numerous competitors. Our discovery services offerings have hundreds of competitors, but two main competitors: one is a public company in China and one is a public company in Europe. Our safety assessment offerings have dozens of competitors of varying size, but one main competitor that is a division of a large public company in the U.S. Our DSA segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.
•For Manufacturing, each of our underlying businesses has several competitors. Microbial Solutions has four main competitors, of which three are public companies in Europe and one is part of a public company in Japan. In addition to many smaller competitors, Biologics Solutions has five main competitors, of which three are public companies in Europe, one is a public company in the U.S., and one is a public company in China.
Industry Support and Animal Welfare
One of our core values is a commitment to animal welfare. Research animals are an important resource that further our knowledge of living systems and contribute to the discovery and development of life-saving drugs. We work with our scientific community peers to understand how living conditions, handling procedures, and experimental procedures contribute to animal stress and play a role in the quality of research outcomes. As researchers, we are responsible to our clients and the public for the health and well-being of the animals in our care, and prioritize the humane treatment of these critically important research models.
We have been at the forefront of animal welfare improvements in our industry and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Imperative (HCI), which is overseen by our Global Animal Welfare and Training corporate group. The goal of HCI is to ensure that we continue as a worldwide leader in the humane care of research animals and implementation of the 3Rs (Replacement, Reduction, and Refinement). As part of the HCI, we also have quarterly recognition and celebration of employees that go above and beyond to promote animal welfare and safety, In 2024, we published on our website an extensive and comprehensive Corporate Citizenship Report, which includes information on our Global Animal Welfare and Training, Responsible Animal Use and New Alternative Methodologies (NAMs) work, including investments in NAMs through our recently launched Alternative Methods Advancement Project (AMAP) initiative that is dedicated to investing in and developing alternatives to reduce animal testing.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We are firmly committed to the 3Rs and to reducing the number of animals that we work with by emphasizing health, research animal behavioral management programs and genetic integrity to decrease study data variability. Whenever possible, we use low stress handling of our animals, technological advances such as in vitro diagnostic tests for health surveillance in laboratory rodents, microsampling and various in vitro assays. We support a wide variety of organizations and individuals working to further animal welfare and the 3Rs, as well as the interests of the biomedical research community. We also partner with clients to develop study designs to right-size the number of animals needed and suggest pilot studies where appropriate. We maintain a quarterly award program that recognizes our employees’ efforts to continually implement the 3Rs at our sites globally.
We provide scholarships for training in laboratory animal science, financial support to non-profit organizations that promote and educate the public about animal welfare, the 3Rs, and the benefits of animal research, and awards to outstanding leaders in the laboratory animal science field and the supporters of 3Rs.
In 2023, our Board of Directors established a Responsible Animal Use Committee to assist the Company in improving our impact on responsible animal utilization, including evaluating and advising scientific and technological opportunities which may appropriately reduce the impact of animals in the Company’s operations. Additionally, in March 2024 we published our first annual report to shareholders on the measures the Company takes to reinforce confidence that the NHPs we import are sourced in accordance with applicable laws.
Human Capital Resources
Employees
As of December 28, 2024, we had approximately 20,100 employees (including approximately 2,550 science professionals with advanced degrees, including Ph.D.s, D.V.M.s and M.D.s). Approximately 18,600 of our employees are considered full-time employees, while approximately 1,400 are considered part-time employees. Our workforce was distributed geographically approximately as follows: 61% in North America, 32% in Europe, 5% in Asia, and 2% in other regions.
Part of the decisive action we have and continue to implement to manage the Company through the current demand environment includes restructuring initiatives to manage costs and generate efficiency by reducing staffing levels to align with the pace of demand. We have reduced our total headcount by approximately 8% since the end of 2023. It is imperative in this environment to keep our staff well utilized in order to protect operating income margin, which is our goal.
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
Talent Management, Belonging, and Engagement
Sustaining our company culture is a vital part of our strategy. Our culture is built on trust, belonging, accountability, respect, well-being, and safety. Our objective is to enable an environment where every colleague can connect with their work in a way that supports each other, our clients, and our communities. We strive to maintain an environment wherein every person has the ability to deliver on business commitments, while having purpose, being energized, continuously learning, and delivering quality outcomes that make a difference. As a global organization, our growth and development depend on hiring, engaging, and retaining a skilled and global workforce in a highly competitive marketplace. In fiscal 2024, we hired over 2,200 people and our voluntary turnover for all employees was approximately 11.1%.
We pride ourselves on supporting our people both professionally and personally throughout their employee experience with us. In order to attract the best candidate for each position, we prioritize widescale recruitment efforts to attract a larger pool of applicants from a variety of backgrounds. Our hiring process is designed to ensure fair and objective decisions lead to the most qualified candidate being hired. We strive to make our hiring practices accessible, including offering reasonable accommodations as appropriate.
Beginning with our onboarding program, our talent management approach is structured to be highly collaborative, encourage ownership, and provide the opportunity to contribute and develop through regular performance conversations, annual goal setting, and ongoing feedback. Furthermore, we have created a global learning strategy that includes technical training, mentoring and coaching approaches, tuition reimbursement, sabbaticals, leadership development programs, and on-the-job training to ensure access to skill building and career advancement for all. We conduct regular talent reviews to identify and develop global leadership and key talent pipelines to deliver on short-term and long-term business strategy.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We are also committed to cultivating a welcoming environment where every employee can succeed and thrive. We believe in treating our employees and prospective talent with fairness, dignity, decency, and respect. We recognize that our differences contribute to a more innovative workforce and are a strength for our business. It is critical that our people feel valued, supported, and that we provide opportunities for all.
Our engagement surveys are in the form of frequent, shorter “Pulse” surveys. These Pulse surveys were issued twice during 2024 and serve as a foundation for more meaningful conversations and actions between our people and people leaders to continue making Charles River a best place to work, learn, and grow.
In addition to growth and learning opportunities, we strive to attract, motivate, and retain top talent by providing competitive compensation programs while rewarding outcomes and behaviors that align with our performance, culture, and values. We perform pay equity audits in countries where they are legally required. Our global job architecture generally allows for aligning pay by job role with market rates and serves as a career path tool to support advancement. Additionally, we assess pay on a global scale to ensure we continue to be competitive in the marketplace.
Health and Safety
We are committed to creating a healthy and safe workplace for our employees and visitors to our facilities. This commitment is outlined in our Global Policy on Safety & Sustainability where we define the company’s approach to embedding safety and sustainably into our company’s purpose. Our EHS&S Global Operating Framework (GOF) is the foundation of our management system approach to incorporating health and safety into our business practices. These programs are supported by site health and safety leaders who engage employees and management to reinforce the importance of ownership of the programs and integration of these practices into our work each day. In 2022 we launched a Safety-First Culture initiative to reinforce that every person working for and on behalf of Charles River recognizes the importance of working safely as their first directive. The underpinning of this initiative was delivering safety culture training to all levels of leadership across the organization. As of 2024, we have conducted safety culture training and workshops to the executive leadership team, site general managers and all people leaders. In 2023 we initiated a formal Environment, Health, Safety and Sustainability Assessment program conducting 17 site assessments in the inaugural year of the program. In 2024 we have continued our safety-first culture journey by requiring all operational people leaders to include a health and safety goal as part of their annual performance, conducted 23 additional site program assessments and provided quarterly updates to business leadership on injury data analysis, trends to track performance against goals, and opportunities to invest in impactful safety improvements.
Backlog
Our backlog for our RMS, DSA and Manufacturing reportable segments was approximately $685 million, $2.0 billion and $103 million, respectively, as of December 28, 2024, as compared to $489 million, $2.5 billion and $143 million, respectively, as of December 30, 2023. Related services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client’s intention to proceed. Canceled studies or projects are removed from backlog.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies or projects that are included in December 28, 2024 backlog may be completed in 2025, while others may be completed in later years). Second, the scope of studies or projects may change, which may either increase or decrease their value. Third, studies or projects included in backlog may be subject to bonus or penalty payments. Fourth, studies or projects may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements, or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We may not be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year. Refer to Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed herein for our assessment of certain relevant risk factors.
Regulatory Matters
As our business operates in many distinct regional environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory requirements.
The Animal Welfare Act (AWA) governs the care and use of animals used for research in the U.S. other than laboratory rats, mice and fish bred for use in research. As a result, most of our U.S. small animal research model operations are not subject to regulation under the AWA. For regulated species, the AWA requires producers and those working with regulated species to provide veterinary care and to follow specific husbandry practices such as cage size, shipping conditions, sanitation and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
environmental enrichment to ensure the welfare of these animals. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (PHS) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow “The Guide for the Care and Use of Laboratory Animals” approved by the Board of the National Research Council.
We comply with licensing and registration requirement standards set by the USDA and U.S. Fish and Wildlife Service (USFWS), and similar applicable agencies in other global regions such as Canada, Europe and China for the care, handling and oversight of regulated species. Our DSA and RMS facilities that work with or produce research animals in North America and Europe are accredited, with the exception of new and recently acquired facilities that are in the process of planning for accreditation, by AAALAC International, a private, nonprofit, independent accrediting organization that promotes the humane care and treatment of animals in science and education through voluntary accreditation and assessment programs.
Our import and export of animals and our operations in foreign countries are subject to applicable international agreements and conventions, as well as a variety of national, regional and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities. We only use accredited and experienced transporters for importing and exporting animals who are specialists in their field. We comply with global requirements which are evaluated by import and export authorities at each point of exit and entry. Imported animals are quarantined in our quarantine facilities as required by government agencies and tested to ensure they meet both the government mandates and our own specifications for pathogens and health of the animals.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Our Cell Solutions sites provide the starting material (e.g., leukopak) to customers that are typically in cell and gene therapy companies. Leukopaks are collected from eligible donors in compliance with applicable regulatory requirements. Donors consent using informed consent forms approved by an external an Institutional Review Board (IRB). Collections are performed under the supervision of licensed clinical staff and collections are managed in accordance with IRB-approved study protocols.
All of our sites are subject to registration, licensing and regulation, as appropriate under international treaties and conventions, including national, regional and local laws relating to:
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
Our global regulatory compliance programs are managed by global quality systems, such as vendor supplier programs, enterprise quality management systems and global computer system validation. Within each regulated business, we have established Quality Assurance Units (QAUs) responsible for risk based internal audit programs to manage regulatory requirements and client expectations. The QAUs operate independently from those individuals that direct and conduct studies, manufacturing or analytical testing. Our Data Integrity Compliance Program ensures that senior management and the QAU’s have proper oversight of our electronic records, inclusive of quality function reviews of our computerized system practices to ensure that appropriate record controls are in place and that a robust audit strategy confirms requirements for compliance.
While we expect that capital expenditures will be necessary to ensure that our existing sites remains in compliance with all applicable regulations, at this point we do not expect these expenditures to materially differ than our historical experience.
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
James C. Foster, age 74, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named Chief Executive Officer and President in 1992 and our Chairman in 2000.
Victoria Creamer, age 55, joined us in January 2019 as Senior Vice President, Chief People Officer. In October 2020, Ms. Creamer was promoted to Corporate Executive Vice President. Prior to joining the Company, from 2015 to December 2018, Ms. Creamer served as Senior Vice President, Human Resources and Communications for ITT, Inc., a manufacturing company, where she was responsible for providing vision, leadership and execution of the company’s people and communications strategies.
Birgit Girshick, age 55, joined us in 1989 and originally held positions of increasing responsibility in our RMS Germany and RMS Avian Vaccine businesses. In 2004, Ms. Girshick was promoted to General Manager of the RMS Avian Vaccine Services business. She was named Executive Director, RMS Process Improvement in 2009, and Corporate Vice President, Global Biopharmaceutical Services in 2010. In 2013, Ms. Girshick was promoted to Corporate Senior Vice President, Research Models and Biologics Testing Solutions. In 2016, Ms. Girshick was tasked with leading the integration of WIL Research into our then Safety Assessment business. Also, in 2016, Ms. Girshick assumed the role of Corporate Senior Vice President, Global Discovery Services. In February 2018, Ms. Girshick was appointed Corporate Executive Vice President, Global Discovery and Safety Assessment and in August 2018, additionally took on responsibility for our Biologics Solutions and Avian Vaccine Services business. In November 2021, Ms. Girshick was promoted to Chief Operating Officer of the Company, adding the Research Models and Services, Microbial Solutions and CDMO businesses as well as the Global Information Technologies group to her responsibilities. Since 2023, Ms. Girshick also has general oversight of the Corporate Sales and Marketing team and our Corporate and External Affairs function.
Joseph W. LaPlume, age 51, joined us in 2005 as Senior Corporate Counsel. He became Deputy General Counsel in 2010, Vice President, Corporate Development in 2011, Senior Vice President in 2014 and Corporate Executive Vice President, Corporate Development and Strategy in January 2019. In his current role, he oversees all aspects of strategic planning and corporate development activities across business segments and geographies. Prior to joining us, Mr. LaPlume was a corporate lawyer at GTECH Corporation and in private practice at the law firms of Mintz Levin and Goulston & Storrs.
Shannon Parisotto, age 51, joined us in 2000 in our Nevada operation. Ms. Parisotto progressed through a number of finance management positions of increasing responsibility, and in 2010, was promoted to Corporate Vice President, Preclinical Services, Finance. In this role, Ms. Parisotto was responsible for the financial operations of the global Preclinical Services business. Beginning in 2011, Ms. Parisotto’s role was expanded to include additional business segments, and in 2015, she was promoted to the newly created position of Corporate Senior Vice President & Controller, Global Operations, where she worked collaboratively with Charles River’s business units to develop and implement business strategies. In 2020, Ms. Parisotto was promoted to Corporate Senior Vice President, Global Safety Assessment, where she was responsible for leading the Company’s global Safety Assessment organization, and positioning the business for continued, long-term growth and success. In October 2022, Ms. Parisotto was promoted to Corporate Executive Vice President, and assumed the additional oversight of our then Discovery Services business to lead its strategic vision and operational growth, as well as enhance the synergies between the businesses and with clients across the global DSA segment. Ms. Parisotto holds a B.S. in Accounting from the University of Nevada, Reno, an M.B.A. from the University of Phoenix, and is a Certified Public Accountant.
Flavia Pease, age 52, joined us in 2022 as Corporate Executive Vice President and Chief Financial Officer. Prior to joining Charles River, Ms. Pease served as Vice President and Group Chief Financial Officer of Johnson & Johnson’s global Medical Devices businesses since 2019. During her more than twenty-year tenure at Johnson & Johnson, Ms. Pease served as Vice President, Finance for Janssen North America from 2016 to 2019; Vice President of the Enterprise Program Management Office from 2014 to 2016; Vice President of Finance for Janssen Supply Chain from 2012 to 2014; and a Vice President of Finance, leading the integration of the Mentor and Acclarent acquisitions from 2009 to 2012. Ms. Pease began her career at Johnson & Johnson in 1998 with the LifeScan business and subsequently held finance leadership positions within Mergers and Acquisitions Analysis and Johnson & Johnson Medical Brazil.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
•If we are not successful in executing our business strategy, including our failure in selecting and integrating the businesses and technologies we acquire, or in managing our current and future site closures and divestitures, our business may be adversely impacted.
•If we are not successful in realizing cost savings from our restructuring initiatives, our business may be adversely impacted.
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
•The outsourcing trend in non-clinical and clinical stages of drug discovery and development may decrease, which could impair our growth.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•Failure to comply with U.S., state, local or international environmental, health, safety and sustainability laws and regulations could result in fines and penalties and loss of licensure and have a material adverse effect upon the Company’s business.
•Changes in U.S. and International Tax Law, results of tax audits, or material changes in our stock price could have a material adverse impact on our effective tax rate and financial results.
•Non-clinical and clinical contract research services create a risk of liability.
•The failure to successfully obtain, maintain and enforce intellectual property rights and defend against assertions of third parties to intellectual property rights could adversely affect us.
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
•If we are unable to attract, hire or retain key team members or a highly skilled global workforce, it could have a negative impact on our business, financial condition or results of operations.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
In recent years, we have been updating and consolidating platforms and automating processes in many parts of our business with a variety of systems, including in connection with the integration of acquired businesses. Continued expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges, including information security assessment and remediation, regulatory requirements, data conversion, associated regulatory compliance, network and system cutover, user training, data residency, high availability, disaster recovery, latency, backups, archiving, cloud offerings, and integration with existing processes or systems. As we build out IT infrastructure to support regulatory requirements for applications and data systems, we are doing so utilizing contemporary validation practices. As with all work conducted in our regulatory sites, these too are subject to government inspections. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed report and/or data shipments, missed sales, animal management/welfare issues, data loss issues that require re-doing certain studies, personally identifiable information and data privacy issues, billing errors and accounting errors.
We have in the past experienced and in the future could experience unauthorized access into our information systems.
We operate large and complex information systems that contain significant amounts of client data. As a routine element of our business, we collect, analyze and retain substantial amounts of data pertaining to the non-clinical studies we conduct for our clients. Unauthorized third parties could attempt to gain entry to such information systems to steal data or disrupt the systems or for financial gain. Like other companies, we have on occasion experienced, and will continue to experience, threats and incursions to our data and systems, including malicious software and viruses, phishing, business email compromise and social engineering attacks, network intrusions, or other cyber-attacks. The number and complexity of these threats continue to increase over time. These threats also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence technologies, which are becoming more widely adopted and increasingly sophisticated.
As of the date of this filing, to our knowledge, we have not experienced an information security breach or material cybersecurity incident since an event in 2019. While we have implemented additional security safeguards since that event and continue to enhance existing safeguards, such efforts may not be successful, in which case we could suffer significant harm.
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
Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of the cyber events described above.
For information regarding our processes and practices related to information and cybersecurity, please see Section 1C of this report, “Cybersecurity”.
If we are not successful in selecting and integrating the businesses and technologies we acquire or partner with, or if we do not manage our current and future site closures and divestitures, our business may be adversely impacted.
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
Acquisitions and alliances involve numerous risks which may include:
•difficulties in achieving business and financial success (due to unplanned events such as ongoing geopolitical conflicts, such as between the Russian Federation and Ukraine, and between Israel and Hamas, as well as the US-China relationship which could potentially influence sourcing patterns and tariff costs);

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
•loss of key customers;
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
Acquisitions or alliances realizing these risks could increase the likelihood of our results of operations being adversely affected. Some of the same risks exist when we decide to close or sell a business, site, product line or service offering. We continually evaluate the performance and strategic fit of our business and the sites in which they operate to determine whether a site closure or divestiture is appropriate. Such actions could involve additional risks, other than those listed above, including: difficulties in the separation of operations, services, products, and personnel, the need to agree to retain or assume certain current or future liabilities in order to complete the divestitures or site closures, as well as write-offs, including those related to goodwill and other intangible assets and which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter in closing or difficulty in finding buyers or alternative exit strategies at acceptable prices and terms, and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site or product line or service offering and, as a result, we may not achieve some or all of the expected benefits of the divestitures.
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
Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our results of operations and financial condition. In 2024, we experienced such a lower-than-expected demand growth in a number of businesses, including the businesses that comprise our DSA reporting segment. To address this issue generally, we typically pursue a number of strategies designed to improve our internal growth, including strengthening our presence in selected geographic markets through organic growth and strategic acquisitions and expanding our service offerings. In addition, we have implemented a number of restructuring actions, including to optimize our global operational footprint and reduce staffing levels, and other initiatives to drive operating efficiencies to help offset the lower-than-expected demand growth and protect the operating margin. We may not be able to successfully implement these strategies, and these strategies may not result in the expected growth or improved profitability of our business.
Furthermore, our strategy assumes a certain degree of capital and capacity growth development. Factors such as insufficient capital, inflation, supply chain interruptions, inadequate forecasting, increases in construction material costs, or labor shortages

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
could interfere with the successful execution of our strategy and our ability to timely build infrastructure to satisfy capacity needs and support business growth. For additional discussion of our business strategy, please see the section above entitled “Our Strategy.”
Failure to successfully realize cost savings from our restructuring initiatives would adversely impact our growth and profitability.
As discussed in the section above entitled “Our Strategy,” we are taking decisive action to manage the Company through the current demand environment, including appropriately right-sizing our infrastructure, optimizing operations, and driving efficiency with a goal to protect operating margin. We are committed to initiatives to generate more revenue, contain costs, and protect shareholder value through enhanced commercial initiatives, restructuring and efficiency actions to drive cost savings, as well as a balanced approach to capital deployment; these initiatives include reducing staffing levels to align with the pace of demand and site closures. While we drive these initiatives to result in significant profit opportunities and savings throughout our organization, our estimated profits and savings are based on assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize these profits and cost savings or that, if realized, these profits and cost savings will be sustained. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect our business, financial condition, results of operations and cash flows and harm our reputation.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•unexpected changes in regulatory requirements;
•the difficulties of compliance with a wide variety of foreign laws and regulations;
•unfavorable labor regulations in foreign jurisdictions;
•tariff regulations;
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
We depend on our customers continued demand and solvency at our facilities for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic, epidemic or outbreak of a disease, geopolitical conflict, information system disruption, hurricanes, tornadoes, fire, wildfire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. Such disruptions could include significant delays in the shipments of our products, reduce our capacity to provide services, adversely impact unique manufacturing capabilities, result in our customers’ inability to pay for our products or services and, ultimately, result in the loss of revenue and clients. Although we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us or our customers could have a significant negative impact on our operations and financial performance.
Negative attention from special interest groups may impair our business.
The products and services that we provide our clients are essential to the drug discovery, development and manufacturing processes, and a significant amount are mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities involving animal models have been the subject of adverse attention, including shareholder proposals and attempts to disrupt carriers from transporting large research models and actions aimed at preventing expansion of operations . This has included periodic demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for some of our past Annual Meetings of Shareholders. In addition, these groups have on occasion petitioned to have certain species of research models (specifically NHPs) declared endangered by governmental and non-governmental organizations and have advocated for the governing bodies to the Convention on International Trade in Endangered Species of Wild Fauna and Flora to restrict the exportation of certain NHP species from specific countries. Furthermore, the habitat of certain animals used for research purposes may be located in or near certain environmentally protected areas or conservation areas. Activities conducted by us or any of our agents within these areas may be legally challenged and result in similar negative attention and action from environmental protection activists, including advocacy for the expansion of environmental restrictions applicable to such areas. Any negative attention, threats, acts of vandalism or legal action directed against our animal research or procurement activities (including species or research models), or our third-party service providers, such as our airline carriers or suppliers, or that restrict our or their ability to access protected or conservation areas, could impair our ability to operate our business efficiently.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Industry Risk Factors
Several of our product and service offerings, including our non-human primate supply, are dependent on a limited source of supply that, when interrupted, adversely affects our business.
We depend on a limited international source of supply for certain products, such as large research models, including NHPs. Disruptions to their continued supply from time to time arise from colony health problems (including as a result of the spread of diseases), export or import laws/restrictions or embargoes, tariffs, inflation, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition among suppliers for models, disruptions to the air travel system, activist campaigns, commercial disputes, supplier insolvency, geopolitical disputes, or other ordinary course or unanticipated events. Any disruption of supply could materially harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms.
As with other industry participants, certain of our activities rely on a sufficient supply of large research models, which has seen increasing demand as compared to supply in recent years due to a variety of factors. First, the surge of research relating to COVID-19 increased short-term demand. Second, China previously supplied a significant portion of certain critical large research models, which have been subject to geographic export restrictions applicable to many animal species since the beginning of the COVID-19 pandemic. And third, in concert with legal matters affecting the Cambodian supply of non-human primates, the non-human primate supply chain globally has recently experienced constriction. More broadly, in November 2022 the U.S. Department of Justice (DOJ) announced that a Cambodia supplier of non-human primates and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States. While the Company was not named or referenced in the November 2022 proceedings, the Company shortly thereafter announced that Cambodia was the primary country of origin for non-human primates imports to Charles River, and that it had begun to operate under the expectation that for some time period supply of Cambodia-sourced non-human primates (which according to CDC statistics, at that time accounted for approximately 60% of supply to the United States) would be difficult to obtain in the United States. Subsequent to the Company’s announcement, USFWS denied clearance to certain shipments of non-human primates the Company had received from Cambodia. And as noted in Item 3. “Legal Proceedings” in this Annual Report on Form 10-K, in February 2023 the Company received a grand jury subpoena requesting certain documents related to an investigation by the DOJ and the USFWS into the Company’s conduct regarding several shipments of non-human primates from Cambodia, which is occurring in parallel to a civil investigation being undertaken by the DOJ and USFWS. Additionally, in May 2023, the Company received an inquiry from the Enforcement Division of the SEC requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures. In connection with the civil investigation, the Company has voluntarily suspended planned future shipments of Cambodia non-human primates into the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported to the United States from Cambodia are purpose-bred. Accordingly, the Company believes that for some undetermined period of time it will not be able to import Cambodia-sourced non-human primates into the United States, and overall supply of non-human primates from Cambodia on a world-wide basis is more limited than it was previously.
While we continue to take steps to find alternative supply channels (and other global sources) and lock in supply (both for non-human primates and with respect to other limited supply products) with preferred sources through multi-year and/or minimum commitment contracts as well as through acquisitions of suppliers, there are limited sources and such mitigating efforts may not prove successful at ensuring a steady and timely supply or may require (and in the past have required) us to pay significantly higher prices for such products during periods of global shortage or restrictions on the importation or the transportation of models products. Limited global supply or regional restrictions on importation, exportation, and/or transportation for certain products may require us to source products from non-preferred vendors, which may not be successful. In addition, reductions in global air transportation routes may result in sourcing alternative transportation at an increased cost. We also may be unable to obtain supply due to governmental restrictions or limitations, including (as noted above) non-human primates, such as prohibitions on the importation, exportation and/or transportation of non-human primates from certain geographies entirely. For instance, on February 4, 2025, the standing committee of the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES) decided to postpone review of proposed restrictions on the exportation of NHPs from Cambodia until a future CITES meeting, which is expected to occur in late 2025. Finally, from time to time, special interest groups may attempt to list certain large research models, including certain categories of NHPs, as “endangered” under the Endangered Species Act in the United States or similar statutes in other countries. In the event that certain NHPs are classified as endangered, our business could be negatively impacted. An inability to obtain a sufficient and timely supply of critical products could adversely affect our business, financial results and results of operations.
Portions of our Cell Solutions business depends on the availability of appropriate donors. Regulations intended to control infectious disease or requirements in cell therapy manufacturing processes could also result in a decreased pool of potential donors or integrity of inventory. Due to any pandemic, epidemic or outbreak in one or more regions in which our Cell Solutions business operates, the portion of the donor pool that typically donates may be unable, or unwilling to donate, thereby

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
significantly reducing the availability of research products upon which we rely. In addition, healthcare concerns among the public may result in a decline in donations. If donor participation declines, we may not be able to reduce costs, which in turn may negatively impact the operating margin of the Cell Solutions business.
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
Certain provisions of the Inflation Reduction Act passed in 2022 impact the U.S. federal income taxation of corporations. This may impact the profitability for our clients. Reduced profitability for our clients could in turn negatively impact the overall demand environment for our services from those clients.
Additionally, our business is exposed to the risk of credit losses, which arises from our extension of credit to clients. The collectability of accounts receivable may be adversely affected by various factors, including economic downturns, changes in clients’ financial conditions, and industry-specific challenges. A deterioration in the creditworthiness of our clients could result in the need to establish or increase our allowance for credit losses. We regularly assess the creditworthiness of our clients, establish credit limits, and monitor payment patterns. However, our ability to manage credit risk and maintain an adequate allowance for credit losses may be impacted by factors beyond our control, such as unforeseen economic conditions or significant shifts in client payment behavior. Additionally, changes in global or regional economic conditions may affect the overall credit environment and impact our clients’ ability to fulfill their payment obligations.
For additional discussion of the factors that we believe have recently been influencing R&D budgets at our clients, please see the sections entitled “Our Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Additionally, we have businesses that depend on our supply of large research models to clients. Sudden or unexpected changes in demand, market conditions, or the regulatory environment for these models could have an adverse impact on our profitability. Increasing demand could harm relationships with clients if we are unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. Decreased demand could result in inventory surpluses, which could also significantly impact our results and operations. In particular, if the price of non-human primates increases significantly, or if we are unable to transport the non-human primates in our possession to our clients because of governmental restrictions or limitations, our business may be materially adversely affected. In addition, overall supply constraints with respect to large research models has led to an extremely dynamic pricing environment for non-human primates, which has, and could continue to, make it difficult to predict results, lead to reduced volumes, and require us to adjust operations.
We also operate businesses which depend upon the regulatory approval of the products they manufacture for their CDMO clients. As such, if these clients experience a suspension, delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of their products that we develop or manufacture, our revenue and profitability could be materially adversely affected. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a client product, observes significant deficiencies or violations at its facilities or withdraws such approval in the future, our clients may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our CDMO capacity and capabilities and results of operations therefrom and could have a negative impact on our reputation and financial results.
A reduction or delay in government funding of R&D may adversely affect our business.
A portion of revenue, predominantly in our RMS segment, is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. We also sell directly to the NIH and these other agencies. Government funding of R&D is subject to the political process, which is inherently fluid and unpredictable. For example, the NIH announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect overhead. While, as of the date of this filing, the order has been temporarily stayed, there can be no assurance that it will not take effect or that other adverse actions will not be taken. Our revenue may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals, included reduced allocations to government agencies that fund R&D activities. Government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund R&D activities, or NIH funding may not be directed towards projects and studies that require the use of our products and services, both of which could adversely affect our business and our financial results.
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
For example, in December 2022, the FDA Modernization Act 2.0 was passed, which clarifies methods manufacturers and sponsors can use to investigate the safety and efficacy of a drug. Eliminating the use of animals in research may have material adverse effects on our business, results of operations, or financial condition. While there have been significant advancements in the development of alternative methods, the complete elimination of animals in research will be a gradual process that may take many years to achieve. While we are committed to working with the industry to support development and to provide the best translational models to supplement or replace traditional models as part of our 3Rs initiative, the use of animals in research is highly regulated and proposed changes to current regulations will need to be carefully evaluated to ensure that they do not compromise the safety and efficacy of new drugs and medical treatments.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
when interrupted, adversely affects our business”, and “Item 3. Legal Proceedings” included elsewhere in this Form 10-K. In addition, if regulatory authorities were to mandate a significant reduction in safety assessment procedures that utilize research animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.
Implementation of healthcare reform legislation, such as certain provisions of the Inflation Reduction Act, may have certain benefits, but also may contain costs that could limit the profits that can be made from the development of new drugs. This could adversely affect R&D expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the U.S. and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. Furthermore, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our clients may spend less or reduce their growth in spending on R&D.
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
The CDMO services we offer can be highly complex, due in part to strict regulatory requirements and the inherent technical complexity of the services provided. A failure of the quality control or related systems and processes in our facilities could cause problems in connection with facility operations for a variety of reasons, including with respect to equipment malfunction, microbial or other contamination, compliance with specific manufacturing instructions, compliance with protocols and standard operating procedures, issues with raw materials, and issues with product testing. Such issues could affect the production of a single manufacturing run, multiple runs, or entire manufacturing campaigns, potentially requiring the destruction of products and cessation of manufacturing operations. In addition, any failure to meet required quality and regulatory standards may result in our failure to timely deliver products to our customers which, in turn, could damage our reputation for quality and service. Similarly, if the FDA or other regulators develop concerns over regulatory compliance in connection with our manufacturing activities of clinical trial products, including with respect to the safety of a product, such authorities can delay or suspend a client’s clinical trial by placing it on a full or partial "clinical hold" pending receipt of additional data to satisfy such concerns. A clinical hold on a client’s trial may require us to spend significant resources to address the underlying causes of the client’s clinical hold. In addition, if we are not able to successfully address such underlying causes or our response is not deemed adequate to lift the client’s clinical hold, the clinical program may have to be terminated. The same or similar regulatory issues can occur in connection with the manufacture of commercial products in the event of compliance concerns, whereby FDA or other regulators may prevent the distribution of products manufactured at our facilities and require corrective actions to address such concerns, which can be substantial and time consuming. In the event of material compliance issues, FDA or other regulators may also refuse to approve our clients’ applications to market products manufactured at our facilities, which may also adversely affect our business. In January 2025, a CDMO client disclosed that, as a result of observations made during pre-license inspections at a Company facility, (1) one biologics license application for a specific therapeutic treatment had received a complete response letter from the FDA, and (2) the FDA had placed clinical holds on that client’s Investigational New Drug applications. In addition, subsequently the FDA conducted an inspection at the same Company facility resulting in the Company receiving a Form FDA 483 Notice of Inspectional Observations which the Company is in process of responding to, and which will include commitments to mitigate identified observations. These types of events, including manufacturing disruptions, delays in clients’ clinical programs, and/or failures to obtain marketing approvals may adversely affect our business and/or results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Contaminations in our animal populations can damage our inventory, harm our reputation for contaminant-free production, result in decreased sales and cause us to incur additional costs.
Both small and large research models must be free of certain infectious agents, such as select viruses, parasites, and bacteria, because the presence of these contaminants can distort or compromise the quality of research results and/or could adversely impact human or animal health. The presence of these infectious agents in our animal production facilities and certain service operations could impact the quality of our contaminant-free research model as well as our animal services businesses, including GEMS, harm our reputation for contaminant-free production and result in decreased sales. There also exists a risk that contaminations from models that we produce may affect our client’s facilities, requiring our support to resolve the impact. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in humans; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection and liability for damages to infected persons.
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
Contaminations are unanticipated and difficult to predict and could adversely impact our financial results. If they occur, contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting production or services. Such contaminations result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost client orders and potentially credits for prior shipments. In addition to microbiological contaminations, the potential for genetic contaminations also exists and may require us to restart the applicable animal colonies, and would result in inventory loss, additional start-up costs and possibly reduced sales. Contaminations also expose us to risks that clients will request compensation for damages in excess of our contractual indemnification requirements. A contamination event could also have a negative impact on our reputation and financial results.
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
The outsourcing trend in non-clinical and clinical stages of drug discovery and development may decrease, which could impair our growth.
Over the past decade, pharmaceutical and biotechnology companies have generally increased their outsourcing of non-clinical and clinical research support activities, such as discovery and safety assessment. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development), decreases in such outsourcing may result in a diminished growth rate in the sales of any one or more of our service lines and may adversely affect our financial condition and results of operations. For additional discussion of the factors that we believe have recently influenced outsourcing demand from our clients, please see the section entitled “Our Strategy” above.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
The scientific community continues to develop cell-based and new alternative model methodologies (NAMs), which do not involve working with animal models and are designed to increase the translation from findings in early-stage discovery and pre-clinical studies to human studies, and vice-versa. As these methods continue to advance, they may supplement, and in some cases possibly replace or supplant methodologies that are currently in use, such as the use of traditional living animals in biomedical research. In addition, technological improvements, such as imaging and other translational biomarker technologies, could impact demand for animal research models. Further, manufacturers, including Charles River, have recently introduced recombinant versions of LAL, which has been historically derived from live animals. It is our strategy to explore new technologies to refine and potentially reduce the use of animal models and animal derived products as new in vitro and in silico methods become available and synthetically-manufactured products become validated with sufficient data to ensure public safety. For information regarding our efforts to support development and to provide the best translational models to supplement or replace traditional models, see “Our Strategy” included elsewhere in this Form 10-K. However, we may not be able to develop new products, inputs or processes effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models, inputs or processes with characteristics different from those that we produce, and that may be viewed as more desirable by some of our clients.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Where applicable, our clients expect us to timely deliver their non-clinical data compliant with the FDA’s SEND (Standardization for Exchange of Nonclinical Data) standards. Notwithstanding, some of these standards require additional operating and capital expenses that will impact not only us and our industry competitors, but clients in the biomedical research community. Non-compliance with any of these expectations could lead to official action by a government authority, damage to our reputation and a potential loss of business.
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
Our Cell Solutions business is subject to complex regulation by federal, state and local governments in the U.S. This business requires us to obtain many licenses, permits, authorizations, accreditations, approvals, and certificates to fully comply with appropriate regulations. Federal, state and local regulations do change, requiring prompt adoption to remain in a constant state of compliance. Changes in the regulations could require us to alter how we operate our business, potentially resulting in a significantly increased cost of compliance.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (EU) General Data Protection Regulation (GDPR), which imposes stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data of individuals within the EU and European Economic Area (EEA). EU member states may also impose additional requirements in relation to personal data through their national implementing legislation.
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
Moreover, we are subject to the privacy and data protection laws of China, including the Personal Information Protection Law (PIPL) and Data Security Law (DSL), which promulgated requirements relating to the collection, processing, transfer and security of personal information in or from China. Violations of the PIPL or DSL could result in fines and penalties, suspension of data transfers, cancellation of business authorizations, personal liability for responsible company officers, as well as criminal and civil liability. In the event that the PIPL requires us to store data in China, or limits our ability to transfer data across borders, we may experience increased costs and business inefficiencies. Fines, corrective actions, or other penalties asserted due to alleged noncompliance may impose additional financial or operational costs, limit our ability to attract and retain local talent, or limit our ability to do business in China.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
actions), government investigation or inquiries, enforcement actions, claims, proceedings, judgements, awards, penalties, sanctions or other adverse impacts that could have a material adverse effect on our business.
Failure to comply with U.S., state, local or international environmental, health, safety and sustainability laws and regulations, including regulations issued by the Occupational Safety and Health Administration, Environmental Protection Agency, Nuclear Regulatory Agency and Department of Transportation, could result in fines and penalties and loss of licensure, and have a material adverse effect upon the Company’s business.
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
Non-clinical and clinical contract research services create a risk of liability.
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
•risks that models in our breeding facilities or in facilities that we manage may be infected with diseases that may be harmful to them or humans, despite preventive measures for the quarantine and handling of imported animals;
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
The failure to successfully obtain, maintain and enforce intellectual property rights and defend against assertions of third parties to intellectual property rights could adversely affect us.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
We are involved in legal proceedings related to various matters, including securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Part I, Item 3, Legal Proceedings, a putative securities class action and two derivative securities lawsuits have been filed against the Company, and certain officers and directors, alleging that disclosures about the Company’s practices with respect to the importation of non-human primates were materially false or misleading. We also are or have been subject to government investigations and civil investigative demands seeking information with respect to alleged violations of law, including as discussed in Part I, Item 3, Legal Proceedings, investigations by the DOJ, USFWS, and SEC.
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
Our success depends to a significant extent on the continued services of our senior management and other members of management who have skills and industry experience aligned with our strategic objectives. James C. Foster, our Chief Executive Officer and President since 1992 and Chairman since 2000, has held various positions with us for four decades. While we entered into an amended employment agreement with Mr. Foster in 2021, most members of our senior management do not have employment agreements, except in jurisdictions outside of the United States where employment contracts are common for most employees. If Mr. Foster or other members of senior management do not continue in their present positions, particularly if they depart the Company with little to no notice, our business may be adversely impacted.
If we are unable to attract, hire or retain key team members or a highly skilled global workforce with various backgrounds and experiences, it could have a negative impact on our business, financial condition or results of operations.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Financial and Accounting Risk Factors
Our debt level could adversely affect our business and growth prospects.
As of December 28, 2024, we had $2.2 billion of debt and finance leases (debt). Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; making us more vulnerable to rising interest rates, and reducing our flexibility to respond to changing business and economic conditions. Disruption in the financial market could also have a material adverse effect on our financial position, results of operations and liquidity. For additional information regarding our debt, please see Note 11. Debt and Other Financing Arrangements, included in the notes to our consolidated financial statements included elsewhere in this Form 10-K.
Impairment of long-lived tangible assets and intangible assets (such as goodwill and other intangible assets) may adversely impact future results of operations.
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
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets, as well as long-lived tangible assets, such as property, plant and equipment and operating lease right-of-use assets. Should disruption in the global financial markets and deterioration of economic conditions have a prolonged impact on our industry, triggering events may arise resulting in long-lived tangible asset, intangible asset, or goodwill impairments. To the extent long-lived tangible assets, intangible assets, or goodwill are impaired, their carrying value will be written down to their implied fair values and a charge will be made to our net income. Such an impairment charge could materially and adversely affect our operating results. As of December 28, 2024, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $3.6 billion, property, plant and equipment was $1.6 billion, and operating lease right-of-use assets was $412.5 million. During the fourth quarter ended December 28, 2024, a triggering event was identified for the Biologics Solutions reporting unit. This resulted from a loss of key customers, ultimately resulting in a reduction in Biologics Solutions’ long range financial outlook. In response, we conducted a quantitative impairment test for goodwill to determine if the goodwill in the Biologics Solutions reporting unit was impaired. Upon completion of a quantitative impairment test, it was determined that the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment of approximately $215.0 million. We will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. For additional discussion on this topic, see section herein titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Goodwill and Intangible Assets.”
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.
Increasing focus on environmental, social and governance (ESG) matters, including climate-related issues, may impact our business, financial results or stock price.
There has been increasing public focus by investors, clients, environmental activists, the media and governmental and nongovernmental organizations on a variety of ESG matters. If we are not effective in addressing ESG matters affecting our business, or setting and meeting relevant sustainability and climate-related goals, including our approved greenhouse gas emissions reduction targets, which have been approved by the Science Based Targets Initiative, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. Heightened stakeholder focus on ESG matters related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. In addition, we may face criticism as a result of “anti-ESG” and “anti-DEI” sentiment among certain stakeholders, including governmental authorities, regulators, stockholders and clients. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract clients and an inability to attract and retain top talent. A failure to comply with new laws, regulations, or reporting requirements, could negatively impact our reputation and our business. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.
Item 1B.    Unresolved Staff Comments
There are no unresolved comments to be reported in response to Item 1B.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Charles River places high importance on identifying and mitigating potential cybersecurity threats to its employees, customers, IT infrastructure, proprietary technologies and confidential information.
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
We engage third parties to conduct annual penetration testing, and we use external risk assessors to measure our program to industry standard frameworks. Our information security management system is certified to the ISO/IEC 27001:2013 and 27017:2018 standards by the British Standards Institution (BSI); certificates IS 780367 and CLOUD 806141,respectively. We also collaborate with experts and industry partners to exchange information about threats, best practices, and trends.
Our cybersecurity risk management extends to risks associated with our use of third-party service and technology providers as well as partnerships with third parties we may enter into. For instance, we conduct risk and compliance assessments of third parties that request access to our IT resources and information or who provide technology products or services to Charles River.
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
Through these processes, during our fiscal year 2024 and through the date of this filing we did not identify risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
undetected cybersecurity incident. For more information about these risks, please see the section titled “Item 1A. Risk Factors – Business and Operational Risk Factors - We have in the past experienced and in the future could experience unauthorized access into our information systems.”
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
Our Chief Information Security Officer reports to our Chief Information Officer. Our Chief Information Security Officer has more than 25 years of experience working in information technology-related roles, of which more than 10 years has been in information security leadership, and holds degrees in bio-medical engineering and computer science.
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
Our Chief Information Officer and our Chief Information Security Officer meet regularly with the full Board, and periodically, but generally at least quarterly, with the Chief Executive Officer, Chief Operations Officer, and Audit Committee to review the company’s information technology systems and discuss key cybersecurity risks. Our Chief Information Security Officer has direct access to the Chair of our Audit Committee and keeps the Audit Committee apprised of any developments that may emerge in between regularly scheduled meetings that require its attention. Additionally, our Incident Response Plan includes escalation protocols to raise occurrences that require attention from the Audit Committee or the board of directors as a whole.
Item 2.    Properties
Approximately 65% of our real estate portfolio (by area) is owned including all facilities over 200,000 square feet. The remaining facilities are owned or covered by either land or facility leases. Within the DSA business, we own or lease large facilities (greater than 50,000 square feet) in 7 countries including the U.S., Canada, China, France, Hungary, the Netherlands, and the United Kingdom. We own large RMS facilities in Canada, France, the United Kingdom, and the U.S with additional large facilities leased in China and the U.S. Manufacturing is supported in over 10 countries with large, owned properties in the U.S., Ireland, and China which are supplemented by additional leased facilities in the U.S., the United Kingdom, France, and Germany. None of our leases is individually material to our business operations.
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
Item 3.    Legal Proceedings
On February 17, 2023, the Company received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into the Company’s conduct regarding several shipments of non-human primates from Cambodia. That investigation remains ongoing and we are continuing to cooperate with the investigation. As also previously disclosed, a parallel civil investigation is being undertaken by the DOJ and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
USFWS. We are also cooperating with that investigation, and although we continue to dispute the merits of certain positions taken by the DOJ and USFWS in the civil investigation, we have discussed a potential resolution of that matter with the DOJ and USFWS. Those discussions are ongoing. Although the Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, including the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. Due to a number of factors, including the age of these NHP’s during the fourth quarter of fiscal year 2024, the Company recorded a charge of $27 million to costs of products sold within the accompanying consolidated statements of income to reflect the reduction in carrying value of this inventory to zero. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with the requests. The Company’s Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding resolution and future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. Both of these lawsuits are currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
Item 4.    Mine Safety Disclosures
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold during fiscal year 2024.
Shareholders
As of January 25, 2025, there were 63 registered shareholders of the outstanding shares of common stock.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the fourth quarter of fiscal 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
September 29, 2024 to October 26, 2024	198	$194.96	—	$899,326
October 27, 2024 to November 23, 2024	—	—	—	899,326
November 24, 2024 to December 28, 2024	430	199.06	—	899,326
Total	628		—
On August 2, 2024, the Company’s Board of Directors approved a stock repurchase authorization of $1.0 billion. This authorization fully replaces a prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining when it was terminated. In fiscal year 2024, the Company repurchased 0.5 million shares of common stock for $100.7 million under the new stock repurchase program. As of December 28, 2024, the Company had $899.3 million remaining on the current authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on December 28, 2019 and ending on December 28, 2024 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the S&P 500 Health Care Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company’s performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor’s Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index and
The S&P 500 Health Care Index

	Fiscal Year
	2019	2020	2021	2022	2023	2024
Charles River Laboratories International, Inc.	$100	$166	$243	$143	$156	$123
S&P 500	100	118	152	125	158	197
S&P 500 Health Care	100	113	143	140	143	147
Item 6.    Reserved
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. A discussion of our results of operations for the fiscal year ended December 30, 2023 and a comparison of our results for the fiscal years ended December 30, 2023 and December 31, 2022 was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 14, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Certain percentage changes may not recalculate due to rounding.
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
Our client base includes major global pharmaceutical companies, many biotechnology companies; agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions, and government agencies around the world. We currently operate in over 130 sites and in over 20 countries worldwide, which numbers exclude certain Insourcing Solutions (IS) sites.
Segment Reporting
Our three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing).
Our RMS reportable segment includes the products and services offered within Research Models, Research Model Services, and Cell Solutions. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities as well as our own vivarium space, utilizing our Charles River Accelerator and Development Lab (CRADL™) offerings, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Cell Solutions provides controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow as well as cells from disease state donors.
Our DSA segment is comprised of Discovery Services and Safety Assessment services. We provide regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro (non-animal) and in vivo (in research models) studies, laboratory support services, including bioanalytical and strategic non-clinical consulting and program management to support product development.
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
Business Trends
In fiscal year 2024, biopharmaceutical clients intensified their actions around restructuring initiatives and reprioritized their drug development programs, leading to constrained budgetary spending. The uncertainty from a combination of a macroeconomic slowdown, pending patent expirations, and the impact of the Inflation Reduction Act (IRA) on drug pricing had led to significant cost-cutting measures by our large biopharmaceutical clients, including significant restructuring initiatives aimed at improving efficiency and reprioritization of spending shifting to late-stage clinical pipelines. In addition, while biotechnology companies benefited from a more favorable funding environment in fiscal year 2024, recovery for this client base has occurred at a more gradual pace than anticipated due in part to uncertainty around future funding levels and the broader interest rate environment.
Despite the current, challenging market environment, many of our pharmaceutical and biotechnology clients continued to benefit from the long-term value of strategic outsourcing to improve their operating efficiency and to access capabilities that they do not maintain internally. Many of our large biopharmaceutical clients have continued to rely on relationships with outsourced partners like Charles River to enhance their drug discovery and early-stage development efforts, and biotechnology companies to assist them in bringing new drugs to market. However, because of their more cautious view with regard to early-stage R&D spending, revenue due to both large biopharmaceutical clients and small and mid-sized biotechnology client declined in fiscal year 2024. However, our ability to continue to deliver our leading suite of research, non-clinical development, and clinical bioanalytical solutions has endeavored our clients to continue to choose to partner with us for our flexible and efficient outsourcing solutions, broad scientific capabilities, and global scale.
Within the DSA segment, these demand trends led to lower study volumes in both Safety Assessment and Discovery businesses, principally driven by softer demand from both large biopharmaceutical clients and small and mid-sized biotechnology clients. Demand trends for large biopharmaceutical clients stabilized at a lower level during the second half of 2024; however, many of these clients are still in a period of tighter budgetary spending, continuing to reprioritize pipelines or eliminate some programs, which influences our cautious outlook for the near-term biopharmaceutical demand environment. In addition, while biotechnology companies benefited from a more favorable funding environment and a slight improvement in demand trends during fiscal year 2024, recovery for this client base occurred at a more gradual pace than anticipated. DSA backlog decreased to $2.0 billion as of December 28, 2024 from $2.5 billion as of December 30, 2023. To enhance operational efficiency within the segment, the global Discovery and Safety Assessment businesses will implement a “One DSA” integrated operating structure. This unification will focus on a combined salesforce and leadership approach, with integrated scientific programming in order to facilitate a more seamless client experience and enhance the Company’s client relationships.
Revenue for RMS increased in fiscal year 2024 due largely to revenue contributions from the acquisition of a controlling interest in Noveprim, as well as increased pricing for small research models. Offsetting this growth, the challenging biopharmaceutical demand environment led to lower revenue for research model services, including Insourcing Solution’s CRADLTM operations. However, CRADLTM continues to be an attractive business model as a cost-effective and flexible solution for clients allowing access to vivarium space without having to invest in internal infrastructure. This flexibility is particularly valuable in the current environment, where organizations are seeking to optimize their research budgets and minimize operational costs. We are confident that research models and services will remain essential tools for our clients’ drug discovery and early-stage development efforts.
Revenue for products and services that support biopharmaceutical clients’ manufacturing activities increased across the Manufacturing Solutions segment in fiscal year 2024. The Microbial Solutions business experienced robust growth as client destocking activity by large biopharmaceutical and CDMO clients was largely completed in the prior year. The growth was further driven by higher revenue of our rapid microbial testing solutions, primarily for Endosafe® testing consumables and instruments. Our Biologics business benefited from improved volumes for biologics quality-control testing services, as well as increased demand for our cell and gene therapy CDMO services during the year. Since the strategic acquisition of the CDMO businesses in 2021, Cognate and Vigene, significant steps have been taken, such as establishing Centers of Excellence for cell therapy, viral vectors, and plasmids, to support the emerging modalities and technologies enhanced operations and capabilities. However, in December 2024, our Biologics business experienced the loss of certain key customers, ultimately resulting in a reduction in its long range financial outlook. As a result, the Company expects lower revenue from commercial clients to impact its CDMO business in 2025.
In response to recent trends observed across each of our businesses, we have undertaken and will continue to implement restructuring actions at various locations across North America, Europe, and Asia. This includes workforce right-sizing actions,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
resulting in severance and transition costs; and costs related to the consolidation of facilities to optimize our global footprint and drive greater operating efficiency across the Company, resulting in asset impairment, accelerated depreciation, and other site consolidation charges. During fiscal 2023, the Company began to take restructuring actions as a result of these emerging business trends. The Company incurred restructuring charges of $107.0 million and $29.7 million during the fiscal years 2024 and 2023, respectively. We expect that these effectuated actions, as well as other upcoming planned actions designed to optimize our global footprint to drive greater operating efficiency, will result in approximately $225 million of cost savings on an annualized basis, of which approximately $100 million impacted fiscal 2024.
Despite the near-term market pressures, we believe clients will continue to benefit from the long-term value of strategic outsourcing to improve their operating efficiency and to access capabilities that they do not maintain internally. We believe that our comprehensive scientific capabilities and global scale, as well as the breadth and depth of our scientific expertise, quality, and responsiveness remain key criteria when our clients make the decision to outsource to us. As the scientific partner of choice to accelerate biomedical research, we are committed to driving greater efficiency and speed while providing exceptional service to our clients.
Recent Acquisitions
We make strategic acquisitions designed to expand our portfolio of products and services to support the drug discovery and development continuum. We maintain an acquisition strategy that focuses on augmenting internal growth of existing businesses with complementary acquisitions. Our recent transactions are described below.
On November 30, 2023, we completed our acquisition of an additional 41% equity interest of Noveprim Group (Noveprim), a leading supplier of non-human primates (NHPs) located in Mauritius, resulting in a 90% controlling interest. We had previously acquired a 49% equity interest in 2022 for $90.0 million plus additional contingent payments up to $5.0 million based on future performance. The total consideration allocable to the Noveprim acquisition is $392.4 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $209.5 million which includes a remeasurement gain on the 49% equity investment of $113.0 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $7.0 million. The purchase price reflected an agreement with the seller on working capital and debt, which was adjusted from $13.8 million to $7.0 million during fiscal year 2024. As a result of measurement period adjustments to the purchase price, goodwill and remeasurement gains on the previous 49% equity investment during fiscal year 2024, were increased by $17.6 million and $9.8 million, respectively. Remeasurement gains are recorded in Other income (expense), net, within the consolidated statements of income. The contingent consideration fair value is estimated using a Monte Carlo Simulation model and the maximum contingent contractual payments are up to $55.0 million based on future performance and milestone achievements from fiscal years 2023 through 2025. The Company has the call option right to purchase the remaining 10% equity interest up until one month after the sixth anniversary of closing the 41% equity interest. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require us to acquire the remaining shares of the seller. The redemption price for the call/put is fixed and ranges from $47.0 million to $54.0 million depending on when exercised. The noncontrolling interest is classified as a redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheets. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
U.S. Government Investigations into Non-Human Primate Supply Chain
On February 17, 2023, we received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into our conduct regarding several shipments of non-human primates from Cambodia. That investigation remains ongoing and we are continuing to cooperate with the investigation. As also previously disclosed, a parallel civil investigation is being undertaken by the DOJ and USFWS. We are also cooperating with that investigation, and although we continue to dispute the merits of certain positions taken by the DOJ and USFWS in the civil investigation, we have discussed a potential resolution of that matter with the DOJ and USFWS. Those discussions are ongoing. Although we maintain a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, including the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), in connection with the civil investigation, we have voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that we and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. We continue to care for the Cambodia-sourced non-human primates from certain shipments in the United States. Due to a number of factors, including the age of these NHP’s, during the fourth quarter of fiscal year 2024, we recorded a charge of $27 million to costs of products sold within the accompanying consolidated statements of income to reflect the reduction in carrying value of this inventory to zero. On May 16, 2023, we received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting us to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and we are cooperating with the requests. Our Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities. None of the DOJ, USFWS or SEC has provided us with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding resolution and future processes and procedures, will be concluded or resolved. We cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Depending on which better depicts the transfer of value to the customer, we generally measure our progress using either cost-to-cost (input method) or right-to-invoice (output method). We use the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as we incur costs on our contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right-to-invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on discrete service or time-based increments, such as samples tested or labor hours incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of our performance to date. During fiscal year 2024, $2.4 billion, or approximately 60%, of our total revenue recognized ($4.0 billion) is DSA service and product revenue transferred over time.
Business Combinations
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
In our recent acquisitions, customer relationship intangible assets (also referred to as client relationships) and certain biological assets have been the most significant identifiable assets acquired. To determine the fair value of the acquired client relationships and biological assets, we utilized the multiple period excess earnings model (a commonly accepted valuation technique), which includes the following key assumptions: projections of cash flows from the acquired entities, which included future revenue, cost of revenue, operating income margins, customer attrition rates, productivity rates; as well as discount rates based on a market participant’s weighted average cost of capital. During fiscal year 2024, we did not enter into any acquisitions. The value of the client relationship acquired was $23 million and the value of the biological assets acquired was $168 million for fiscal year 2023.
Goodwill
We evaluate goodwill for impairment annually, during the fourth quarter, and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include, but are not limited to, unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key customers or personnel, and acts by governments and courts. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We perform the quantitative impairment test where we compare the fair value of our reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then we would record an impairment loss equal to the difference. In fiscal years 2024 and 2023 we performed the quantitative goodwill impairment test for our reporting units. Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information about our company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
During the third quarter ended September 28, 2024, a triggering event was identified for the Discovery Services reporting unit (part of the DSA reportable segment). This resulted from a continuous decline in market conditions and operational challenges, ultimately resulting in a reduction of Discovery Services’ long range financial outlook. In response, we conducted a quantitative impairment test for goodwill to determine if the goodwill in the Discovery Services reporting unit was impaired. Upon completion of a quantitative impairment test, it was determined that the fair value of the reporting unit exceeded its carrying value by approximately 22%, and no impairment was recognized as of September 28, 2024. As of the annual impairment test date, the fair value of the reporting unit exceeded its carrying value by approximately 16% and no impairment was recognized as of December 28, 2024. While the Discovery Services reporting unit is not currently impaired, we will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. If the estimated future cash flows decrease below our current expectations, specifically as a result of lower revenue growth rates or lower operating income margins, or due to an increase of the weighted-average cost of capital, the fair value may decrease below the carrying value, which may result in a material goodwill impairment.
During the fourth quarter ended December 28, 2024, a triggering event was identified for the Biologics Solutions reporting unit after the annual impairment assessment. This resulted from a loss of key customers, ultimately resulting in a reduction in Biologics Solutions’ long range financial outlook. In response, we conducted a quantitative impairment test for goodwill to determine if the goodwill in the Biologics Solutions reporting unit was impaired. The fair value of the Biologics Solutions reporting unit tested for impairment during 2024 was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of fair value of the Biologics Solutions reporting unit generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. The discounted cash flow model used to determine the fair value of the Biologics Solutions reporting unit as of the impairment triggering date reflected assumptions related to revenue growth rates, operating income margins, discount rate and terminal growth rate. The Biologics Solutions reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Upon completion of a quantitative impairment test, it was determined that the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment of approximately $215.0 million. We will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. If the estimated future cash flows decrease below our current expectations, specifically as a result of lower revenue growth rates or operating income margins, or due to an increase of the weighted-average cost of capital, the fair value may further decrease resulting in an incremental material goodwill impairment.
Our 2024 and 2023 impairment tests indicated that goodwill was not impaired for any other reporting units.
Valuation and Impairment of Long-Lived Assets
Long-lived assets to be held and used, principally definite-lived intangible assets, biological assets, right-of-use lease assets, and property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:
•significant underperformance relative to expected historical or projected future operating results;
•loss of key customers;
•significant negative industry or economic trends; or
•significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group, net of any sublease income, if applicable, and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. We

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. We may also estimate fair value based on market prices for similar assets, as appropriate. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.
During the fourth quarter ended December 28, 2024, a triggering event was identified for the Cell Therapy asset group within the Biologics Solutions business as there was a loss of key customers, resulting in a significant reduction in cash flows. We concluded there were no impairments for the asset group related to this triggering event, however the remaining useful life of the intangible asset within the asset group was reduced to less than 1 year.
Long-lived asset impairments associated with our right-of-use lease assets and property, plant, and equipment, recognized during fiscal years 2024 and 2023 were $51.8 million and $41.9 million, respectively.
Income Taxes
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our valuation allowance was $286.8 million as of December 28, 2024. In the event actual results differ from our estimates, we will adjust our estimates in future periods and may establish additional allowances or reversals as necessary.
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
Our global operations make the effective tax rate sensitive to significant tax law changes. Several countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development’s (OECD) international tax framework, including the Pillar II global minimum tax regime with effect from January 1, 2024 or later. We are currently monitoring these developments. To date, we have not nor, expect there to be a material financial impact.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for fiscal year 2024 was $4.0 billion compared to $4.1 billion in fiscal year 2023. The 2024 decrease as compared to the corresponding period in 2023 was $79.4 million, or 1.9%, and was primarily due to our DSA business, which experienced lower volume driven by more cautious client spending as a result of the biopharmaceutical demand environment; partially offset by higher revenue within our Manufacturing businesses and the recent acquisition of Noveprim within our RMS business when compared to fiscal year 2023.
In fiscal year 2024, our operating income and operating income margin were $227.3 million and 5.6%, respectively, compared with $617.3 million and 14.9%, respectively, in fiscal year 2023. The decreases in operating income and operating income margins for fiscal year 2024 were primarily due to the revenue impacts described above, charge related to the goodwill impairment within our Manufacturing business, recent restructuring activities, including severance, asset impairments, and other site consolidation costs, and an inventory charge incurred in connection with the investigations by the U.S. government into the non-human primate supply chain.
Net income available to Charles River Laboratories International Inc, common shareholders decreased to $10.3 million in fiscal year 2024, from $474.6 million in the corresponding period of 2023. The decrease in net income available to common shareholders of $464.3 million was due principally to the decreases in operating income described above.
During fiscal year 2024, our cash flows from operations was $734.6 million compared with $683.9 million for fiscal year 2023. The increase in net cash provided by operating activities was primarily due to favorable performance across our revenue related accounts, including collections on trade receivables, deferred revenue, and customer deposits; benefiting cash provided by operations by $46.7 million, lower purchases of inventory supporting our Safety Assessment business, benefiting our cash provided by operations by $16.8 million; partially offset by $27.6 million related to accrued compensation, and timing of payments to our suppliers and vendors reducing our cash provided by operations by $14.3 million.
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Fiscal Year
	2024	2023	$ change	% change
	(in thousands, except percentages)
Service revenue	$3,304,138	$3,440,019	$(135,881)	(4.0)%
Product revenue	745,851	689,390	56,461	8.2%
	$4,049,989	$4,129,409	$(79,420)	(1.9)%

	Fiscal Year
	2024	2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$829,377	$792,343	$37,034	4.7%	(0.2)%
DSA	2,451,280	2,615,623	(164,343)	(6.3)%	0.2%
Manufacturing	769,332	721,443	47,889	6.6%	(0.2)%
Total revenue	$4,049,989	$4,129,409	$(79,420)	(1.9)%	0.1%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Analysis of Segment Results
The following table presents operating income (loss) by reportable segment:

	Fiscal Year
	2024	2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$114,411	$154,666	$(40,255)	(26.0)%	(0.3)%
DSA	442,510	606,076	(163,566)	(27.0)%	0.6%
Manufacturing	(71,453)	88,329	(159,782)	(180.9)%	(0.9)%
Unallocated corporate	(258,121)	(231,810)	(26,311)	11.4%	0.2%
Total operating income	$227,347	$617,261	$(389,914)	(63.2)%	0.3%
Operating income % of revenue	5.6%	14.9%		(930) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Fiscal Year
	2024	2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$829,377	$792,343	$37,034	4.7%	(0.2)%
Cost of revenue (excluding amortization of intangible assets)	580,491	509,970	70,521	13.8%
Selling, general and administrative	110,982	105,965	5,017	4.7%
Amortization of intangible assets	23,493	21,742	1,751	8.1%
Operating income	$114,411	$154,666	$(40,255)	(26.0)%	(0.3)%
Operating income % of revenue	13.8%	19.5%		(570) bps
RMS revenue increased $37.0 million due primarily to an increase in large research model product revenue, principally due to the recent acquisition of Noveprim, which contributed $39.4 million, and an increase in small research model revenue in all geographic areas; partially offset by lower Cell Solutions product revenue and Insourcing Solutions services revenue.
RMS operating income decreased $40.3 million compared to fiscal year 2023. RMS operating income as a percentage of revenue for fiscal year 2024 was 13.8%, a decrease of 570 bps from 19.5% for fiscal year 2023. Operating income and operating income as a percentage of revenue decreased primarily due to higher charges related to recent restructuring activities, including severance, site consolidation, and asset impairment charges, higher amortization related to acquisitions, including an inventory step up recorded in cost of revenue from the Noveprim acquisition; partially offset by the impacts of the RMS revenue drivers described above.
DSA

	Fiscal Year
	2024	2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$2,451,280	$2,615,623	$(164,343)	(6.3)%	0.2%
Cost of revenue (excluding amortization of intangible assets)	1,697,166	1,675,472	21,694	1.3%
Selling, general and administrative	249,097	263,770	(14,673)	(5.6)%
Amortization of intangible assets	62,507	70,305	(7,798)	(11.1)%
Operating income	$442,510	$606,076	$(163,566)	(27.0)%	0.6%
Operating income % of revenue	18.1%	23.2%		(510) bps
DSA revenue decreased $164.3 million primarily due to decreased revenue in our Safety Assessment and Discovery Services businesses due to decreased study volume driven by softer demand as a result of more cautious client spending in the biopharmaceutical environment, and the impact of a recently divested site related to our Safety Assessment business which contributed $8.5 million to the decrease; partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income decreased $163.6 million compared to fiscal year 2023. DSA operating income as a percentage of revenue for fiscal year 2024 was 18.1%, a decrease of 510 bps from 23.2% for fiscal year 2023. Operating income and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
operating income as a percentage of revenue decreased primarily due to the lower revenue described above, as well as higher severance related to recent restructuring activities, adjustments to contingent consideration associated with the acquisition of Noveprim, and higher third-party legal costs and a $27 million inventory charge to cost of revenue incurred in connection with the investigations by the U.S. government into the non-human primate supply chain compared to the corresponding period in 2023.
Manufacturing

	Fiscal Year
	2024	2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$769,332	$721,443	$47,889	6.6%	(0.2)%
Cost of revenue (excluding amortization of intangible assets)	440,511	441,411	(900)	(0.2)%
Selling, general and administrative	132,803	146,311	(13,508)	(9.2)%
Amortization of intangible assets	52,471	45,392	7,079	15.6%
Goodwill impairment	215,000	—	215,000	100.0%
Operating income (loss)	$(71,453)	$88,329	$(159,782)	(180.9)%	(0.9)%
Operating income (loss)% of revenue	(9.3)%	12.2%		(2,150) bps
Manufacturing revenue increased $47.9 million primarily due to increased revenue in both our Biologics Solutions and Microbial Solutions businesses, driven by higher endotoxin product revenue coupled with increased revenue related to our Biologics Testing and CDMO services.
Manufacturing operating income (loss) decreased $159.8 million compared to fiscal year 2023. Manufacturing operating income (loss) as a percentage of revenue for fiscal year 2024 was (9.3)%, a decrease of 2,150 bps from 12.2% for fiscal year 2023. Operating income (loss) and operating income (loss) as a percentage of revenue decreased primarily due to the goodwill impairment of $215.0 million within our Biologics Solutions reporting unit, higher severance related to the recent restructuring activity, and accelerated amortization of certain client relationships in the CDMO business due to a change in estimate of the remaining useful life; partially offset by the higher revenue described above and improved operating leverage as well as lower legal costs from an environmental litigation related to the Microbial Solutions business compared to the corresponding period in 2023.
Unallocated Corporate

	Fiscal Year
	2024	2023	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$258,121	$231,810	$26,311	11.4%	0.2%
Unallocated corporate % of revenue	6.4%	5.6%		80 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $26.3 million, or 11.4%, compared to fiscal year 2023 is primarily related to severance associated with recent restructuring activities, adjustments to contingent consideration associated with a recent divestiture, and the absence of positive net settlements recognized on virtual power purchase agreements as compared to the corresponding period in 2023. Costs as a percentage of revenue for fiscal year 2024 was 6.4%, an increase of 80 bps from 5.6% for fiscal year 2023.
Other Income (Expense)

	Fiscal Year
	2024	2023	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$8,575	$5,196	$3,379	65.0%
Interest expense	(126,288)	(136,710)	10,422	(7.6)%
Other income (expense), net	(16,520)	95,537	(112,057)	(117.3)%
Total other expense, net	$(134,233)	$(35,977)	$(98,256)	273.1%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Interest income for fiscal year 2024 was $8.6 million, an increase of $3.4 million, or 65.0%, driven primarily from higher interest rates and interest bearing asset balances.
Interest expense for fiscal year 2024 was $126.3 million, a decrease of $10.4 million, or 7.6%, compared to $136.7 million in fiscal year 2023. The decrease was due primarily to lower debt balances as we continue to pay down our revolving credit facility.
Other expense, net for fiscal year 2024 was $16.5 million, a change of $112.1 million, or 117.3%, compared to other income, net of $95.5 million for fiscal year 2023. The change was primarily due to a gain on acquisition of $98.5 million for Noveprim recognized in fiscal year 2023, as well as net losses on our venture capital and strategic investments of $12.9 million recognized in fiscal year 2024.
Income Taxes

	Fiscal Year
	2024	2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$67,823	$100,914	$(33,091)	(32.8)%
Effective tax rate	72.8%	17.4%		5,540 bps
Income tax expense for fiscal year 2024 was $67.8 million, a decrease of $33.1 million compared to $100.9 million for fiscal year 2023. Our effective tax rate was 72.8% for fiscal year 2024 compared to 17.4% for fiscal year 2023. The increase in our effective tax rate in fiscal year 2024 compared to fiscal year 2023 was primarily attributable to the impact of the non-deductible goodwill impairment of the Biologic Solutions reporting unit, as well as the non-taxable gain on Noveprim of $98.5 million in fiscal year 2023.
Liquidity and Capital Resources
Liquidity and Cash Flows
We currently require cash to fund our working capital needs, capital expansion, acquisitions, debt payments, lease, venture capital and strategic equity investments, and pension obligations. Our principal sources of liquidity have been our cash flows from operations and recent divestitures, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash and cash equivalents and short-term investments:

	December 28, 2024	December 30, 2023
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$4,219	$2,234
Held in non-U.S. entities	190,387	274,537
Total cash and cash equivalents	194,606	276,771
Short-term investments:
Held in non-U.S. entities	62	68
Total cash, cash equivalents and short-term investments	$194,668	$276,839
The following table presents our net cash provided by operating activities:

	Fiscal Year
	2024	2023
	(in thousands)
Net income	$25,291	$480,370
Adjustments to reconcile net income to net cash provided by operating activities	739,615	305,908
Changes in assets and liabilities	(30,329)	(102,380)
Net cash provided by operating activities	$734,577	$683,898
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for items including, but not limited to (1) non-cash operating items such as depreciation and amortization, stock-based compensation,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
goodwill impairment, debt financing costs, deferred income taxes, long-lived asset impairment changes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, changes in fair value of contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
During fiscal year 2024, our cash flows from operations was $734.6 million compared with $683.9 million for fiscal year 2023. The increase in net cash provided by operating activities was primarily due to favorable performance across our revenue related accounts, including collections on trade receivables, deferred revenue, and customer deposits; benefiting cash provided by operations by $46.7 million, lower purchases of inventory supporting our Safety Assessment business, benefiting our cash provided by operations by $16.8 million; partially offset by $27.6 million related to accrued compensation, and timing of payments to our suppliers and vendors reducing our cash provided by operations by $14.3 million.
The following table presents our net cash used in investing activities:

	Fiscal Year
	2024	2023
	(in thousands)
Acquisitions of businesses and assets, net of cash acquired	$(5,479)	$(194,785)
Capital expenditures	(232,967)	(318,528)
Investments, net	(11,189)	(47,548)
Other, net	4,549	(2,294)
Net cash used in investing activities	$(245,086)	$(563,155)
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions and divestitures.
During fiscal year 2024, cash used in investing activities was primarily driven by capital expenditures, an immaterial asset acquisition, and net purchases and sales in investments related to certain venture capital and strategic equity investments. Capital expenditures declined for the fiscal year 2024 compared to 2023, primarily as a result of disciplined spend management in light of the global economic and demand environment. Cash used in investing activities in fiscal year 2023 primarily related to the acquisitions of Noveprim and SAMDI, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash used in financing activities:

	Fiscal Year
	2024	2023
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$1,081,581	$776,353
Proceeds from exercises of stock options	23,878	25,597
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,493,769)	(851,676)
Purchase of treasury stock	(119,175)	(24,155)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	(4,784)
Payment of contingent considerations	—	(2,711)
Other, net	(31,442)	(4,145)
Net cash used in financing activities	$(550,927)	$(85,521)
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises. For fiscal year 2024, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $417.1 million towards our Credit Facility
•Treasury stock purchases of $100.7 million associated with our stock repurchase program and $18.5 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Net proceeds from exercises of employee stock options of $23.9 million
•Net dividend payments to noncontrolling interest holders of $14.5 million

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
For fiscal year 2023, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $70.9 million towards our Credit Facility.
•Treasury stock purchases of $24.2 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Initial payment to purchase the remaining 8% interest in our Vital River subsidiary of $4.8 million
•Dividends paid to noncontrolling interests $4.0 million
•Contingent consideration payments of $2.7 million
•Net proceeds from exercises of employee stock options of $25.6 million
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our revolving credit facility and our Senior Notes were as follows:

	December 28, 2024	December 30, 2023
	(in thousands)
Revolving credit facility	$714,948	$1,129,243
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.0% Senior Notes due 2031	500,000	500,000
Total	$2,214,948	$2,629,243
On December 13, 2024, the Company modified its revolving credit facility “Credit Facility”. The Credit Facility provides for up to $2.0 billion in multi-currency revolving credit (reduced from $3.0 billion) and has a maturity date of December 2029 (previously April 2026), with no required scheduled payment before that date. The terms of the Credit Facility are substantially the same with the interest rates equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio.
Our 2028 Senior Notes have semiannual interest payments due May 1 and November 1. Our 2029 and 2031 Senior Notes have semiannual interest payments due March 15 and September 15.
We had an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to our floating rate borrowings under the revolving credit facility, at a fixed rate of 4.65%. Our swap matured on November 2, 2024 and we have not entered into any additional interest rate swap contracts.
Our off-balance sheet commitments related to our outstanding letters of credit as of December 28, 2024 were $22.4 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, British Pound, Canadian Dollar, and Mauritian Rupee. During fiscal year 2024, the most significant drivers of foreign currency translation adjustment we recorded as part of other comprehensive income (loss) were the Euro, Canadian Dollar, and Mauritian Rupee.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For fiscal year 2024, our revenue would

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
have decreased by $129.8 million, and our operating income would have decreased by $8.0 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
On August 2, 2024, our Board of Directors approved a stock repurchase authorization of $1.0 billion. This authorization fully replaces a prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining when it was terminated, and we did not repurchase any shares under the prior program during fiscal year 2024.
During the third quarter of fiscal year 2024, we repurchased 0.5 million shares of common stock for $100.7 million under the new stock repurchase program. As of December 28, 2024, we had $899.3 million remaining on the authorized stock repurchase program. We intend to repurchase shares in fiscal year 2025 totaling approximately $350 million.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During fiscal year 2024 and 2023, we acquired 0.1 million shares for $18.5 million and $24.2 million, respectively, through such netting.
Commitments and Other Purchasing Arrangements
We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance, and other operating expenses. As of December 28, 2024, we had $701.4 million of operating leases inclusive of future minimum rental commitments under non-cancellable operating leases, net of income from subleases as well as $38.5 million of financing leases. The expected payments of our operating and finance lease liabilities over the next twelve months are $77.9 million and $4.2 million, respectively as of December 28, 2024.
In addition to the obligations on the balance sheet at December 28, 2024, we entered into unconditional purchase obligations in the ordinary course of business. Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 28, 2024, we had approximately $379 million of unconditional purchase obligations, the majority of which are expected to be settled during 2025.
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of December 28, 2024 was $215.8 million, of which we funded $167.3 million through December 28, 2024. Refer to Note 8. Venture Capital and Strategic Equity Investments to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details.
In connection with certain business and asset acquisitions, we agreed to make additional payments based upon the achievement of certain financial targets and other milestones in connection with the respective acquisition. As of December 28, 2024, we had approximately $55 million of gross contingent payments, of which $49 million is the current fair value.
We have certain federal and state income tax liabilities of $17.9 million relating to the one-time Transition Tax on unrepatriated earnings under the 2017 Tax Act. The Transition Tax will be paid, interest free, with a final payment in 2025.
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
Item 8.    Financial Statements and Supplementary Data

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Charles River Laboratories International, Inc. and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and redeemable noncontrolling interests and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Interim Goodwill Impairment Assessment – Biologics Solutions Reporting Unit
As described in Notes 1 and 10 to the consolidated financial statements, the Company’s goodwill balance was $2,846.6 million as of December 28, 2024, and the goodwill associated with the Biologics Solutions reporting unit was $606.0 million. Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. In December 2024, subsequent to the annual goodwill impairment test, a triggering event was identified for the Biologics Solutions reporting unit. This resulted from a loss of key customers, ultimately resulting in a reduction in Biologics Solutions’ long range financial outlook. Management conducted a quantitative impairment test for goodwill to determine if the goodwill in the Biologics Solutions reporting unit was impaired. The determination of the fair value of the Biologics Solutions reporting unit requires the use of significant judgment using management’s best estimates of inputs and assumptions that a market participant would use. The fair value of the Biologics Solutions reporting unit was determined by using a weighted combination of a market-based approach and an income approach. Under the market-based approach, the Company utilized entity specific information about the reporting unit as well as publicly available industry information to determine key assumptions including earnings multiples and sales multiples. Under the income approach, fair value was determined based on the estimated future cash flows of the reporting unit which includes key assumptions for future revenue, long term growth rates, and operating income margins, discounted by an estimated weighted-average cost of capital. As a result, the Company recognized a goodwill impairment charge of $215.0 million.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Biologics Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Biologics Solutions reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to earnings multiples and sales multiples used in the market-based approach and future revenue, long term growth rates, operating income margins, and discount rate used in the income approach; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Biologics Solutions reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the market-based approach and the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the market-based approach and the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to earnings multiples and sales multiples used in the market-based approach and future revenue, long term growth rates, operating income margins, and discount rate used in the income approach. Evaluating management’s assumptions related to future revenue and operating income margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Biologics reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market-based approach and the income approach, as well as the weighted combination of the approaches and (ii) the reasonableness of the earnings multiples, sales multiples, long term growth rates, and discount rate assumptions.
Revenue Recognition using Cost-to-Cost Method – Discovery and Safety Assessment
As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized Discovery and Safety Assessment (DSA) revenue from services and products transferred over time of $2,446.8 million for the year-ended December 28, 2024, of which a significant portion relates to services that are delivered to the customer based on the extent of progress towards completion of the performance obligation that management measures using the cost-to-cost (input) method. The Company uses the cost-to-cost measure of progress when it best depicts the transfer of value to the customer, which occurs as the Company incurs costs on its contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The cost calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred.
The principal considerations for our determination that performing procedures relating to DSA revenue recognized using the cost-to-cost method is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, review of contracts, testing of budget versus actual costs incurred, and testing of revenue recognition. These procedures also included, among others (i) reading contracts and reports describing the results of services provided for a sample of DSA service contracts; (ii) testing management’s process for determining the amount of DSA service revenue recognized over time for a sample of DSA service contracts; (iii) evaluating the appropriateness of the cost-to-cost method used by management; (iv) evaluating the reasonableness of the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations through performing a retrospective comparison of actual costs incurred to historical estimated costs for completed service contracts; and (v) testing actual costs incurred for a sample of in-progress service contracts by examining evidence of costs incurred.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 2025

We have served as the Company’s auditor since 1999.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2024	2023	2022
Service revenue	$3,304,138	$3,440,019	$3,216,904
Product revenue	745,851	689,390	759,156
Total revenue	4,049,989	4,129,409	3,976,060
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	2,345,781	2,295,983	2,143,318
Cost of products sold (excluding amortization of intangible assets)	372,387	330,870	370,091
Selling, general and administrative	751,003	747,855	665,098
Amortization of intangible assets	138,471	137,440	146,578
Goodwill impairment	215,000	—	—
Operating income	227,347	617,261	650,975
Other income (expense)
Interest income	8,575	5,196	780
Interest expense	(126,288)	(136,710)	(59,291)
Other income (expense), net	(16,520)	95,537	30,523
Income before income taxes	93,114	581,284	622,987
Provision for income taxes	67,823	100,914	130,379
Net income	25,291	480,370	492,608
Less: Net income attributable to noncontrolling interests	3,088	5,746	6,382
Net income attributable to Charles River Laboratories International Inc.	$22,203	$474,624	$486,226

Calculation of net income per share attributable to Charles River Laboratories International Inc. common shareholders
Net income attributable to Charles River Laboratories International Inc.	$22,203	$474,624	$486,226
Less: Incremental dividends attributed to noncontrolling interest holders	11,906	—	—
Net income available to Charles River Laboratories International Inc. common shareholders	$10,297	$474,624	$486,226

Earnings per common share
Basic	$0.20	$9.27	$9.57
Diluted	$0.20	$9.22	$9.48

Weighted-average number of common shares outstanding
Basic	51,380	51,227	50,812
Diluted	51,628	51,451	51,301

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year
	2024	2023	2022
Net income	$25,291	$480,370	$492,608
Other comprehensive income (loss):
Foreign currency translation adjustment	(130,112)	70,651	(129,091)
Pension and other post-retirement benefit plans (Note 14):
Prior service cost and (losses) gains arising during the period	(12,190)	(5,376)	24,471
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	1,596	736	3,337
Unrealized gains (losses) on hedging instruments	(966)	2,490	(1,523)
Other comprehensive income (loss), before income taxes	(141,672)	68,501	(102,806)
Less: Income tax (benefit) expense related to items of other comprehensive income (loss) (Note 12)	(17,903)	4,071	(1,905)
Comprehensive income (loss), net of income taxes	(98,478)	544,800	391,707
Less: Comprehensive income related to noncontrolling interests, net of income taxes	237	4,546	2,798
Comprehensive income (loss) attributable to common shareholders, net of income taxes	$(98,715)	$540,254	$388,909

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$194,606	$276,771
Trade receivables and contract assets, net of allowances for credit losses of $18,301 and $25,722, respectively	720,915	780,375
Inventories	278,544	380,259
Prepaid assets	103,210	87,879
Other current assets	105,796	83,378
Total current assets	1,403,071	1,608,662
Property, plant and equipment, net	1,604,014	1,639,741
Venture capital and strategic equity investments	218,350	243,811
Operating lease right-of-use assets, net	412,490	394,029
Goodwill	2,846,608	3,095,045
Intangible assets, net	723,400	864,051
Deferred tax assets	42,179	40,279
Other assets	278,233	309,383
Total assets	$7,528,345	$8,195,001
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$140,337	$168,937
Accrued compensation	179,418	213,290
Deferred revenue	248,322	241,820
Accrued liabilities	232,010	227,825
Other current liabilities	194,014	203,210
Total current liabilities	994,101	1,055,082
Long-term debt, net and finance leases	2,240,205	2,647,147
Operating lease right-of-use liabilities	483,789	419,234
Deferred tax liabilities	106,960	191,349
Other long-term liabilities	195,212	223,191
Total liabilities	4,020,267	4,536,003
Commitments and contingencies (Notes 2, 11, 13, and 18)
Redeemable noncontrolling interests	41,126	56,722
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,141 shares issued and outstanding as of December 28, 2024 and 51,338 shares issued and outstanding as of December 30, 2023	511	513
Additional paid-in capital	1,966,237	1,905,578
Retained earnings	1,812,100	1,887,218
Treasury stock, at cost, zero shares as of December 28, 2024 and December 30, 2023	—	—
Accumulated other comprehensive loss	(317,345)	(196,427)
Total Charles River Laboratories International, Inc. equity	3,461,503	3,596,882
Nonredeemable noncontrolling interest	5,449	5,394
Total equity	3,466,952	3,602,276
Total liabilities, redeemable noncontrolling interests and equity	$7,528,345	$8,195,001

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2024	2023	2022
Cash flows relating to operating activities
Net income	$25,291	$480,370	$492,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361,741	314,124	303,870
Goodwill impairment	215,000	—	—
Long-lived asset impairments	51,825	41,911	5,816
Stock-based compensation	69,891	72,048	73,617
Deferred income taxes	(67,428)	(50,903)	(35,884)
Write down of inventories	46,992	6,290	5,973
(Gain) loss on venture capital and strategic equity investments, net	12,910	(97,827)	26,775
Provision for credit losses	14,774	18,225	6,706
Loss (gain) on divestitures, net	659	961	(123,405)
Other, net	33,251	1,079	16,118
Changes in assets and liabilities:
Trade receivables and contract assets, net	21,612	(33,434)	(150,570)
Inventories	16,804	(62,301)	(78,523)
Accounts payable	(14,271)	(20,427)	(2,652)
Accrued compensation	(27,604)	12,447	(42,164)
Deferred revenue	18,541	(21,743)	57,658
Customer contract deposits	6,584	(15,564)	30,457
Other assets and liabilities, net	(51,995)	38,642	33,240
Net cash provided by operating activities	734,577	683,898	619,640
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(5,479)	(194,785)	(283,392)
Capital expenditures	(232,967)	(318,528)	(324,733)
Purchases of investments and contributions to venture capital investments	(52,876)	(54,215)	(158,274)
Proceeds from sale of investments	41,687	6,667	4,549
Proceeds from sale of businesses, net	—	—	163,275
Other, net	4,549	(2,294)	(9,347)
Net cash used in investing activities	(245,086)	(563,155)	(607,922)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,081,581	776,353	2,952,430
Proceeds from exercises of stock options	23,878	25,597	25,110
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,493,769)	(851,676)	(2,932,636)
Purchase of treasury stock	(119,175)	(24,155)	(38,651)
Payments of contingent consideration	—	(2,711)	(10,356)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	(4,784)	(30,533)
Other, net	(31,442)	(4,145)	(7,761)
Net cash used in financing activities	(550,927)	(85,521)	(42,397)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(17,474)	8,044	25,579
Net change in cash, cash equivalents, and restricted cash	(78,910)	43,266	(5,100)
Cash, cash equivalents, and restricted cash, beginning of period	284,480	241,214	246,314
Cash, cash equivalents, and restricted cash, end of period	$205,570	$284,480	$241,214

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Redeemable Noncontrolling Interests	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 25, 2021	$53,010	50,480	$505	$1,718,304	$980,751	$(164,740)	—	$—	$2,534,820	$4,162	$2,538,982
Net income	4,020	—	—	—	486,226	—	—	—	486,226	2,362	488,588
Other comprehensive (loss)	(3,585)	—	—	—	—	(97,317)	—	—	(97,317)	—	(97,317)
Dividends declared to noncontrolling interest	(3,525)	—	—	—	—	—	—	—	—	(1,739)	(1,739)
Purchase of redeemable noncontrolling interest	(15,000)	—	—	—	—	—	—	—	—	—	—
Adjustment to noncontrolling interest fair value	7,507	—	—	(7,507)	—	—	—	—	(7,507)	—	(7,507)
Issuance of stock under employee compensation plans	—	594	5	25,100	—	—	—	—	25,105	—	25,105
Purchase of treasury shares	—	—	—	—	—	—	130	(38,651)	(38,651)	—	(38,651)
Retirement of treasury shares	—	(130)	(1)	(4,574)	(34,076)	—	(130)	38,651	—	—	—
Stock-based compensation	—	—	—	73,617	—	—	—	—	73,617	—	73,617
December 31, 2022	$42,427	50,944	$509	$1,804,940	$1,432,901	$(262,057)	—	$—	$2,976,293	$4,785	$2,981,078
Net income	3,492	—	—	—	474,624	—	—	—	474,624	2,254	476,878
Other comprehensive income	(1,200)	—	—	—	—	65,630	—	—	65,630	—	65,630
Dividends declared to noncontrolling interest	(2,378)	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Adjustment of redeemable noncontrolling interests to redemption value	(5,694)	—	—	5,694	—	—	—	—	5,694	—	5,694
Purchase of remaining equity interest of Vital River redeemable noncontrolling interest	(24,148)	—	—	—	—	—	—	—	—	—	—
Gain on purchase of remaining equity interest of Vital River redeemable noncontrolling interest	(1,151)	—	—	1,151	—	—	—	—	1,151	—	1,151
Acquisition of redeemable noncontrolling interest	45,374	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	499	5	25,592	—	—	—	—	25,597	—	25,597
Purchase of treasury shares	—	—	—	—	—	—	105	(24,155)	(24,155)	—	(24,155)
Retirement of treasury shares	—	(105)	(1)	(3,847)	(20,307)	—	(105)	24,155	—	—	—
Stock-based compensation	—	—	—	72,048	—	—	—	—	72,048	—	72,048
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276

See Notes to Consolidated Financial Statements.

	Redeemable Noncontrolling Interests	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
Net income	1,095	—	—	—	22,203	—	—	—	22,203	1,993	24,196
Other comprehensive income (loss)	(2,851)	—	—	—	—	(120,918)	—	—	(120,918)	—	(120,918)
Dividends declared to noncontrolling interests	(12,580)	—	—	—	—	—	—	—	—	(1,938)	(1,938)
Adjustment of redeemable noncontrolling interests to redemption value	10,688	—	—	(10,688)	—	—	—	—	(10,688)	—	(10,688)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of purchase price of Noveprim redeemable noncontrolling interest	52	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	388	4	23,874	—	—	—	—	23,878	—	23,878
Purchase of treasury shares	—	—	—	—	—	—	585	(119,175)	(119,175)	—	(119,175)
Share repurchase excise tax	—	—	—	—	—	—	—	(570)	(570)	—	(570)
Retirement of treasury shares	—	(585)	(6)	(22,418)	(97,321)	—	(585)	119,745	—	—	—
Stock-based compensation	—	—	—	69,891	—	—	—	—	69,891	—	69,891
December 28, 2024	$41,126	51,141	$511	$1,966,237	$1,812,100	$(317,345)	—	$—	$3,461,503	$5,449	$3,466,952

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
The Company’s fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end, this last occurred in fiscal year 2022.
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing). The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Cell Solutions businesses.
Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities and utilizing our Charles River Accelerator and Development Lab (CRADL™) offerings, which provides vivarium space to clients, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models, and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models, Cell Solutions supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow as well as cells from disease state donors.
The Company’s DSA reportable segment includes discovery services and safety assessment services. The Company provides regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro (non-animal) and in vivo (in research models) studies, laboratory support services, including bioanalytical and strategic non-clinical consulting and program management to support product development.
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
Newly Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The Company adopted this new standard for fiscal year 2024 and is reflected in Note 4, “Segment and Geographic Information”.
Newly Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40)” which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. This new guidance is effective for the Company for annual periods beginning after December 15, 2026 and interim periods beginning after December 26, 2027, with early adoption permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, trade receivables and contract assets. The Company places cash and cash equivalents and investments in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables and contract assets are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables and contract assets, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. No single client accounted for more than 4% of revenue in fiscal years 2024, 2023, or 2022 or trade receivables as of December 28, 2024 or December 30, 2023.
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
Inventories
The Company’s inventories consist of raw materials, work in process and finished product related primarily to small research models, large research models, Cell Solutions, Microbial Solutions, and CDMO products. Inventories are stated at the lower of cost or net realizable value. Inventory value is generally based on the standard cost method for all businesses. Standard costs are trued-up to reflect actual cost. For small models inventory, costs include direct materials such as feed and bedding, costs of personnel directly involved in the care of the models, and an allocation of facility overhead. For the large models inventory, costs are primarily the external cost paid to acquire the model along with certain direct materials, costs of personnel directly involved in the care of the models, and allocation of facility overhead costs. For Cell Solutions inventory, costs include direct materials, costs of personnel directly involved in the processing of products sold, and an allocation of facility overhead. For the Microbial Solutions and CDMO inventory, costs include direct materials, cost of personnel directly involved in the manufacturing and assembly of products sold, and an allocation of facility overhead. Inventory costs are charged to cost of revenue in the period the products are sold to an external party. The Company analyzes its inventory levels on a quarterly basis and writes down inventory for which an excess amount is held or determined to be damaged, obsolete or otherwise unmarketable, with a corresponding charge to cost of products sold.
Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost less accumulated depreciation. Major repairs which extend the useful life of an asset are capitalized. Routine repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Finance lease assets are amortized over the lease term, however, if ownership is transferred by the end of the finance lease, or there is a bargain purchase option, such finance lease assets are amortized over the useful life that would be assigned if such assets were owned. The Company capitalizes certain application development stage costs for internal use software. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred during the preliminary project stages in addition to maintenance and training costs are expensed as incurred. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset.

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
Divestitures
The Company records divestitures at fair value less cost to sell with any related gain or loss from sale recorded within Other income (expense) in the Company’s consolidated statements of income. If the sale price includes contingent payments, these are fair valued using a probability weighted model. If the business divested is part of a reporting unit, goodwill from the reporting unit is reallocated based on the fair value of the divested business compared to the fair value of the reporting unit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
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
The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The determination of the fair value of reporting units requires the use of significant judgment using the Company’s best estimates of inputs and assumptions that a market participant would use. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants. Under the market-based approach, the Company utilizes entity specific information about the Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. Under the income approach, fair value is determined based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded.
Valuation and Impairment of Long-Lived Assets
Long-lived assets to be held and used are amortized or depreciated over their useful life or over the pattern in which the economic benefits are utilized and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and where applicable, its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values.
Long-lived assets to be disposed of are carried at fair value less costs to sell.
Venture Capital Investments
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from less than 1% to approximately 20%. The Company accounts for the investments in limited partnerships (LPs) and limited liability corporations (LLCs), which are variable interest entities, under the equity method of accounting. For publicly held investments in the LPs and LLCs, the Company adjusts for changes in fair market value based on reported share holdings at the end of each fiscal quarter. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LPs’ and LLCs’ economic performance.
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
Strategic Equity Investments
The Company invests, with minority positions, directly in equity of predominantly privately held companies that are reported either at fair value or under the equity method of accounting, as appropriate. Equity investments that do not have readily determinable fair values are generally recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same investee. Gains and losses from strategic equity investments are recorded in Other (expense) income, net in the accompanying consolidated statements of income.

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
Life Insurance Contracts
Investments in life insurance contracts are recorded at cash surrender value. The initial investment is remeasured based on fair value of underlying investments or contractual value each reporting period. Gains and losses from life insurance contracts are recorded in Other income (expense), net in the accompanying consolidated statements of income. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. The Company held 44 contracts at December 28, 2024 with a face value of $91.3 million and 44 contracts with a face value of $82.4 million at December 30, 2023, which are recorded in Other assets.
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
Stock-Based Compensation
The Company grants stock options, restricted stock units (RSUs), and performance share units (PSUs) to employees and stock options and RSUs to non-employee directors under stock-based compensation plans. Stock-based compensation is recognized as an expense in the consolidated statements of income based on the grant date fair value, adjusted for forfeitures when they occur, over the requisite service period.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company is required to recognize as a component of Other comprehensive income (loss), net of tax, the actuarial gains or losses and prior service costs or credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income (loss) is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.
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
Treasury Shares
The Company periodically retires treasury shares acquired through share repurchases, and returns those shares to the status of authorized but unissued. The Company accounts for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. Thus, the average cost per share is re-averaged each time shares are acquired. When treasury shares are retired, the Company allocates the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in-capital. The portion allocated to additional paid-in-capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued, to the balance of additional paid-in-capital as of the retirement date.
2. ACQUISITIONS AND DIVESTITURES
The Company makes strategic acquisitions designed to expand the portfolio of products and services to support the drug discovery and development continuum. The Company maintains an acquisition strategy that focuses on augmenting internal growth of existing businesses with complementary acquisitions. While the Company did not enter into any acquisitions in fiscal year 2024, acquisition activity for fiscal years 2023 and 2022 are described below.
Fiscal 2023 Acquisitions
Noveprim Group
On November 30, 2023, the Company completed the acquisition of an additional 41% equity interest of Noveprim Group (Noveprim), a leading supplier of non-human primates (NHPs) located in Mauritius, resulting in a 90% controlling interest. The Company had previously acquired a 49% equity interest in 2022 for $90.0 million plus additional contingent payments up to $5.0 million based on future performance. The total consideration allocable to the Noveprim acquisition is $392.4 million,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $209.5 million which includes a remeasurement gain on the 49% equity investment of $113.0 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by post-closing adjustments for working capital of $7.0 million. The purchase price reflected an agreement with the seller on working capital and debt, which was adjusted from $13.8 million to $7.0 million during fiscal year 2024. As a result of measurement period adjustments to the purchase price, goodwill and remeasurement gains on the previous 49% equity investment during fiscal year 2024, were increased by $17.6 million and $9.8 million, respectively. Remeasurement gains are recorded in Other income (expense), net, within the consolidated statements of income. The contingent consideration fair value is estimated using a Monte Carlo Simulation model and the maximum contingent contractual payments are up to $55.0 million based on future performance and milestone achievements from fiscal years 2023 through 2025. The Company has the call option right to purchase the remaining 10% equity interest up until one month after the sixth anniversary of closing the 41% equity interest. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller. The redemption price for the call/put is fixed and ranges from $47.0 million to $54.0 million depending on when exercised. The noncontrolling interest is classified as a redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheets. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. The Company incurred transaction and integration costs in connection with the acquisition of $1.5 million and $4.2 million during fiscal years 2024 and 2023, respectively, which was included in Selling, general and administrative expenses within the consolidated statements of income.
SAMDI Tech, Inc.
On January 27, 2023, the Company acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, net of $0.4 million in cash, inclusive of a 20% strategic equity interest previously owned by the Company of $12.6 million. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment. No significant transaction and integration costs were incurred with the acquisition for the fiscal year 2024. The Company incurred transaction and integration costs in connection with the acquisition of $0.9 million during fiscal year 2023, which was included in Selling, general and administrative expenses within the consolidated statements of income.
Fiscal 2022 Acquisition
Explora BioLabs Holdings, Inc.
On April 5, 2022, the Company acquired Explora BioLabs Holdings, Inc. (Explora BioLabs), a provider of contract vivarium research services, providing biopharmaceutical clients with turnkey in vivo vivarium facilities, management and related services to efficiently conduct their early-stage research activities. The acquisition of Explora BioLabs complements the Company’s existing Insourcing Solutions business, specifically the CRADL™ (Charles River Accelerator and Development Lab) footprint, and offers incremental opportunities to partner with an emerging client base, many of which are engaged in cell and gene therapy development. The purchase price of Explora BioLabs was $284.5 million, net of $6.6 million in cash. The acquisition was funded through proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s RMS reportable segment. The Company incurred transaction and integration costs in connection with the acquisition of $2.9 million, and $7.5 million during fiscal years 2023 and 2022, respectively, which was primarily included in Selling, general and administrative expenses within the consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase price information
The purchase price allocation for acquisitions during fiscal years 2024, 2023, and 2022 was as follows:

	Noveprim Group	SAMDI Tech, Inc.	Explora BioLabs
	November 30, 2023	January 27, 2023	April 5, 2022
	(in thousands)
Trade receivables	$1,308	$513	$7,679
Inventories	66,500	—	—
Other current assets (excluding cash)	3,261	75	1,067
Property, plant and equipment	36,154	593	37,369
Operating lease right-of-use asset, net	104	—	48,613
Goodwill (1)	190,024	37,129	215,752
Definite-lived intangible assets	9,500	33,070	70,100
Other long-term assets (2)	167,907	6	556
Deferred revenue	—	(43)	(3,507)
Other current liabilities	(16,268)	(351)	(15,507)
Operating lease right-of-use liabilities (Long-term)	(97)	—	(57,193)
Deferred tax liabilities	(12,984)	(8,191)	(18,601)
Other long-term liabilities	(7,579)	—	(1,807)
Redeemable noncontrolling interest (3)	(45,426)	—	—
Total purchase price allocation	$392,404	$62,801	$284,521

(1) The goodwill resulting from these transactions is primarily attributable to the potential growth of the Company’s segments from new customers introduced to the acquired businesses or synergies to be realized from acquiring an internal supplier servicing the DSA business and the assembled workforce of the acquirees, thus is not deductible for tax purposes. Explora BioLabs had $5.0 million of goodwill due to prior asset acquisition that is deductible for tax purposes.

(2) Other long-term assets acquired from the Noveprim acquisition include $167.8 million of biological assets, which will be amortized over an estimated eight-year useful life.
(3) Refer to Note 12 – Equity and Noncontrolling Interests for further a description of the 10% noncontrolling interest fair value.
The definite-lived intangible assets acquired during fiscal years 2024, 2023, and 2022 were as follows:

	Noveprim Group	SAMDI Tech, Inc.	Explora Biolabs
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$—	$23,400	$64,000
Other intangible assets	9,500	9,670	6,100
Total definite-lived intangible assets	$9,500	$33,070	$70,100

Weighted Average Amortization Life	(in years)
Client relationships	—	15	13
Other intangible assets	7	7	4
Total definite-lived intangible assets	7	12	12
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
The carrying amounts of the major classes of assets and liabilities associated with this divestiture were as follows:

December 19, 2022
Avian
(in thousands)
Assets
Current assets	$30,545
Property, plant, and equipment, net	24,602
Operating lease right-of-use assets, net	611
Goodwill	3,168
Client relationships, net	1,629
Other assets	10
Total assets	$60,565

Liabilities
Current liabilities	$8,139
Operating lease right-of-use liabilities	331
Long-term liabilities	—
Total liabilities	$8,470
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

Timing of Revenue Recognition:	2024	2023	2022
	(in thousands)
RMS
Services and products transferred over time	$380,899	$377,947	$340,708
Services and products transferred at a point in time	448,478	414,396	398,467
Total RMS revenue	829,377	792,343	739,175
DSA
Services and products transferred over time	2,446,751	2,611,564	2,440,646
Services and products transferred at a point in time	4,529	4,059	6,670
Total DSA revenue	2,451,280	2,615,623	2,447,316
Manufacturing
Services and products transferred over time	407,474	381,942	371,500
Services and products transferred at a point in time	361,858	339,501	418,069
Total Manufacturing revenue	769,332	721,443	789,569
Total revenue	$4,049,989	$4,129,409	$3,976,060

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	December 28, 2024	December 30, 2023
	(in thousands)
Assets from contracts with customers
Client receivables	$527,705	$578,077
Unbilled revenue	211,511	228,020
Total	739,216	806,097
Less: Allowance for credit losses	(18,301)	(25,722)
Trade receivables and contract assets, net	$720,915	$780,375

Liabilities from contracts with customers
Current deferred revenue	$248,322	$241,820
Long term deferred revenue (included in Other long-term liabilities)	34,291	30,919
Customer contract deposits (included in Other current liabilities)	89,446	85,554
Approximately 90% of unbilled revenue as of December 30, 2023, which was $228 million, was billed during fiscal year 2024. Approximately 95% of unbilled revenue as of December 31, 2022, which was $204 million, was billed during fiscal year 2023.
Approximately 80% of contract liabilities as of December 30, 2023, which was $273 million were recognized as revenue during fiscal year 2024. Approximately 85% of contract liabilities as of December 31, 2022, which was $290 million, were recognized as revenue during fiscal year 2023.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $38 million and $41 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying consolidated balance sheets as of December 28, 2024 and December 30, 2023, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Beginning balance	$25,722	$11,278	$7,180
Provisions	14,774	18,225	6,706
Reductions	(22,195)	(3,781)	(2,608)
Ending balance	$18,301	$25,722	$11,278
Net provision expenses were $12.9 million, $18.2 million, and $6.7 million in fiscal years 2024, 2023, and 2022, respectively and include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 28, 2024. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of December 28, 2024 was $788.5 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Performance Obligations
As part of the Company’s service offerings, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year, and recorded within service revenue. The Company recognized $69.0 million, $93.1 million, and $60.1 million in lease revenue in fiscal years 2024, 2023, and 2022, respectively. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the consolidated financial statements.
4. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in three reportable segments (RMS, DSA, and Manufacturing). The reportable segments comprise the structure used by the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to make key operating decisions and assess performance. These segments are strategic business units with differing products and services.
The Company’s CODM evaluates the segments operating performance based on operating income. Operating income is the measure of profit or loss regularly provided to and used by the CODM to assess performance and allocate resources. Operating income is defined as revenue less costs of revenue; selling, general, and administrative expenses; amortization of intangible assets; and goodwill impairments. For each segment, the CODM uses operating income in the annual budgeting and quarterly forecasting process when comparing to actual results. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s CODM. The following table presents the results of operations by reportable segment:

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022

RMS
Revenue	$829,377	$792,343	$739,175
Cost of revenue (excluding amortization of intangible assets)	580,491	509,970	455,607
Selling, general and administrative	110,982	105,965	102,795
Amortization of intangible assets	23,493	21,742	20,363
Operating income	$114,411	$154,666	$160,410

DSA
Revenue	$2,451,280	$2,615,623	$2,447,316
Cost of revenue (excluding amortization of intangible assets)	1,697,166	1,675,472	1,617,760
Selling, general and administrative	249,097	263,770	213,870
Amortization of intangible assets	62,507	70,305	82,797
Operating income	$442,510	$606,076	$532,889

Manufacturing
Revenue	$769,332	$721,443	$789,569
Cost of revenue (excluding amortization of intangible assets)	440,511	441,411	440,042
Selling, general and administrative	132,803	146,311	139,027
Amortization of intangible assets	52,471	45,392	43,416
Goodwill impairment	215,000	—	—
Operating income (loss)	$(71,453)	$88,329	$167,084

Unallocated Corporate (1)
Selling, general and administrative	$258,121	$231,810	$209,408
Operating income (loss)	$(258,121)	$(231,810)	$(209,408)

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022

Revenue
RMS	$829,377	$792,343	$739,175
DSA	2,451,280	2,615,623	2,447,316
Manufacturing	769,332	721,443	789,569
Total revenue	$4,049,989	$4,129,409	$3,976,060

Operating Income (Loss)
RMS	$114,411	$154,666	$160,410
DSA	442,510	606,076	532,889
Manufacturing	(71,453)	88,329	167,084
Segment operating income	485,468	849,071	860,383
Unallocated corporate	(258,121)	(231,810)	(209,408)
Operating income	$227,347	$617,261	$650,975
Other income (expense):
Interest income	8,575	5,196	780
Interest expense	(126,288)	(136,710)	(59,291)
Other income (expense), net	(16,520)	95,537	30,523
Income before income taxes	$93,114	$581,284	$622,987
Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Fiscal Year
2024	$64,134	$128,356	$38,500	$1,977	$232,967
2023	52,819	204,891	58,134	2,684	318,528
2022	44,136	189,563	87,084	3,950	324,733

Depreciation and amortization
Fiscal Year
2024	$73,812	$191,126	$89,964	$6,839	$361,741
2023	55,570	174,719	79,982	3,853	314,124
2022	49,274	179,465	72,950	2,181	303,870
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Fiscal Year
2024	$2,239,977	$1,078,146	$482,093	$196,952	$52,821	$4,049,989
2023	2,347,486	1,076,937	487,305	200,833	16,848	4,129,409
2022	2,342,158	1,032,125	398,982	192,837	9,958	3,976,060

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Fiscal Year
2024	$941,621	$412,967	$147,039	$66,046	$36,341	$1,604,014
2023	964,176	407,375	157,483	74,605	36,102	1,639,741
2022	896,235	349,361	135,300	82,778	1,981	1,465,655

(1) The Other category represents operations located in Brazil and Mauritius.
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year
	2024	2023	2022
	(in thousands)
Cash paid for income taxes	$126,062	$90,374	$75,909
Cash paid for interest	123,452	132,101	100,754
Non-cash investing and financing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$43,136	$69,139	$88,612
Assets acquired under finance leases	3,214	—	8,179
Cash, cash equivalents and restricted cash is included in the accompanying balance sheets as follows:

	December 28, 2024	December 30, 2023
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$194,606	$276,771
Restricted cash included in Other current assets	9,538	5,803
Restricted cash included in Other assets	1,426	1,906
Cash, cash equivalents, and restricted cash, end of period	$205,570	$284,480
6. INVENTORY
The composition of inventories is as follows:

	December 28, 2024	December 30, 2023
	(in thousands)
Raw materials and supplies	$43,041	$42,296
Work in process	51,785	59,727
Finished products (1)	183,718	278,236
Inventories	$278,544	$380,259

(1) This balance is net of an approximate $27 million write down as of December 28, 2024, associated with the carrying value of assets currently associated with the February 16, 2023, Cambodia-sourced non-human primate matter. See Note 18. Commitments and Contingencies

Inventory step up amortization expense incurred in fiscal year 2024 was $27.7 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	December 28, 2024	December 30, 2023
	(in thousands)
Land	$71,736	$79,546
Buildings (1)	1,069,667	1,053,915
Machinery and equipment (1)	1,029,424	984,867
Leasehold improvements	438,746	366,556
Furniture and fixtures	30,413	31,284
Computer hardware and software (1)	268,032	254,413
Vehicles (1)	6,800	6,746
Construction in progress	143,306	197,723
Total	3,058,124	2,975,050
Less: Accumulated depreciation	(1,454,110)	(1,335,309)
Property, plant and equipment, net	$1,604,014	$1,639,741

(1) These balances include assets under finance leases. See Note 17. Leases.
Depreciation expense in fiscal years 2024, 2023 and 2022 was $190.2 million, $176.7 million, and $157.3 million, respectively.
8. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Beginning balance	$121,158	$129,012	$149,640
Capital contributions	22,063	17,410	14,485
Distributions	(23,023)	(15,685)	(9,861)
Gain (loss)	(2,753)	(10,263)	(24,398)
Foreign currency translation	(884)	684	(854)
Ending balance	$116,561	$121,158	$129,012
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Beginning balance	$122,653	$182,590	$51,712
Purchase of investments	6,421	34,028	142,477
Distributions	(6,432)	(9,381)	(2,732)
Gain (loss) (1)	(19,935)	108,090	(2,377)
Reduction for acquisition of entities (1)	—	(197,753)	—
Foreign currency translation	(918)	5,079	(6,490)
Ending balance	$101,789	$122,653	$182,590

(1) Refer to Note 2 – Acquisitions and Divestitures for further discussion of the 2023 Noveprim and SAMDI acquisitions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 28, 2024
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$30	$—	$30
Other assets:
Life insurance policies	—	48,152	—	48,152
Total assets measured at fair value	$—	$48,182	$—	$48,182

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$25,000	$25,000
Other long-term liabilities measured at fair value:
Contingent consideration	—	—	24,311	24,311
Total liabilities measured at fair value	$—	$—	$49,311	$49,311

	December 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$29	$—	$29
Other assets:
Life insurance policies	—	40,912	—	40,912
Interest rate swap	—	966	—	966
Total assets measured at fair value	$—	$41,907	$—	$41,907

Other long-term liabilities measured at fair value:
Contingent consideration	—	—	33,265	33,265
Total liabilities measured at fair value	$—	$—	$33,265	$33,265
During fiscal years 2024 and 2023, there were no transfers between fair value levels.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Fiscal Year
	2024	2023	2022
	(in thousands)
Beginning balance	$33,265	$13,431	$37,244
Additions	—	33,265	3,838
Payments	—	(15,130)	(11,476)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	16,046	1,810	(15,340)
Foreign currency translation	—	(111)	(835)
Ending balance	$49,311	$33,265	$13,431
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $55 million, of which the value accrued as of December 28, 2024 is approximately $49 million. As of December 28, 2024 the weighted average probability of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
achieving the maximum target is approximately 90%. The average volatility and weighted average cost of capital is approximately 20% and 8%, respectively.
Cash Flow Hedge
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. The Company had an interest rate swap with a notional amount of $500 million that matured November 2, 2024 and was utilized to manage interest rate fluctuation related to floating rate borrowings under the revolving credit facility, at a fixed rate of 4.65%.
Debt Instruments
The book value of the Company’s revolving loans are variable rate loans carried at amortized cost which approximates the fair value. The fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, it is deemed to be Level 2 within the fair value hierarchy.
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

	December 28, 2024		December 30, 2023
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$473,750	$500,000	$478,100
3.75% Senior Notes due 2029	500,000	456,250	500,000	458,100
4.00% Senior Notes due 2031	500,000	441,250	500,000	449,350
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the changes in the carrying amount of the Company’s goodwill:

	RMS	DSA(1)	Manufacturing	Total
	(in thousands)
December 31, 2022	$497,710	$1,433,601	$918,592	$2,849,903
Acquisitions	—	209,478	—	209,478
Foreign exchange	(236)	19,355	16,545	35,664
December 30, 2023	497,474	1,662,434	935,137	3,095,045
Acquisitions	—	17,675	—	17,675
Impairment	—	—	(215,000)	(215,000)
Foreign exchange	(734)	(44,458)	(5,920)	(51,112)
December 28, 2024	$496,740	$1,635,651	$714,217	$2,846,608
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
The decrease in goodwill during fiscal year 2024 is primarily related to the $215.0 million impairment charge recognized in the Manufacturing reportable segment and foreign exchange impacts in the DSA reportable segment; partially offset by measurement period adjustments related to the acquisition of Noveprim in the DSA reportable segment. The increase in goodwill during fiscal year 2023 is related to the acquisitions of Noveprim and SAMDI in the DSA reportable segment.
Annual Goodwill Impairment Assessment
Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts. Based on the Company’s quantitative goodwill impairment test, which was performed in the fourth quarter for each of the fiscal years 2024, 2023, and 2022, the fair value of each reporting unit exceeded the reporting unit’s book value and, therefore, goodwill was not impaired.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2024 Goodwill Impairment Results from Triggering Events
During the third quarter of fiscal 2024, a triggering event was identified for the Discovery Services reporting unit (part of the DSA reportable segment). This resulted from a continuous decline in market conditions and operational challenges, ultimately resulting in a reduction of Discovery Services’ long range financial outlook. In response, management conducted a quantitative impairment test for goodwill to determine if the goodwill in the Discovery Services reporting unit was impaired. Upon completion of a quantitative impairment test, it was determined that the fair value of the reporting unit exceeded its carrying value as of the end of the third quarter of fiscal 2024, and no impairment was recognized. During the fourth quarter of fiscal 2024, as part of the annual impairment assessment, the Company revised the estimated cash flow inputs utilized in the quantitative impairment test which resulted in the fair value of the reporting unit exceeding its carrying value by approximately 16%, and no impairment was recognized as of December 28, 2024. The goodwill assigned to the Discovery Services reporting unit was $325 million as of December 28, 2024. While the Discovery Services reporting unit is not currently impaired, the Company will continue to closely monitor future performance and any potential impacts on the value of the reporting unit.
In December 2024 subsequent to the annual goodwill impairment test, a triggering event was identified for the Biologics Solutions reporting unit (part of the Manufacturing reporting segment) which has goodwill assigned to it of $606 million. This resulted from a loss of key customers, ultimately resulting in a reduction in Biologics Solutions’ long range financial outlook. In response, management conducted a quantitative impairment test for goodwill to determine if the goodwill in the Biologics Solutions reporting unit was impaired. The fair value of the Biologics Solutions reporting unit was determined by using a weighted combination of a market-based approach and an income approach. Under the market-based approach, the Company utilized entity specific information about the reporting unit as well as publicly available industry information to determine key assumptions including earnings multiples and sales multiples. Under the income approach, fair value was determined based on the estimated future cash flows of the reporting unit which includes key assumptions for future revenue, long term growth rates, and operating income margins, discounted by an estimated weighted-average cost of capital. The Biologics Solutions reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Upon completion of the quantitative impairment test, it was determined that the fair value of the reporting unit did not exceed its carrying value. As a result, the Company recognized a goodwill impairment charge of $215.0 million within the accompanying consolidated statements of income. The Company will continue to closely monitor future performance and any potential impacts on the value of the reporting unit.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	December 28, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,505,871	$(823,903)	$681,968	$1,528,780	$(721,322)	$807,458
Technology	139,335	(116,536)	22,799	142,190	(111,764)	30,426
Trademarks and trade names	11,827	(5,630)	6,197	11,878	(4,568)	7,310
Backlog	—	—	—	3,100	(2,177)	923
Other	39,819	(27,383)	12,436	43,611	(25,677)	17,934
Intangible assets	$1,696,852	$(973,452)	$723,400	$1,729,559	$(865,508)	$864,051
During the fourth quarter ended December 28, 2024, a triggering event was identified for the Cell Therapy asset group within the Biologics Solutions business as there was a loss of key customers, resulting in a significant reduction in cash flows. The Company concluded that there were no impairments to the long-lived asset group, which includes client relationships. However the remaining useful life of the client relationships was reduced. As a result of the decrease in the remaining useful life, $9.4 million of accelerated amortization was recognized within the accompanying consolidated statements of income. The remaining value of these client relationships is $75.9 million and will be amortized over the remaining useful life of approximately 6 months in fiscal year 2025.
The decrease in intangible assets, net during fiscal year 2024 related primarily to normal amortization over the useful lives and the accelerated amortization of certain client relationships in the Biologics Solutions reporting unit. Amortization expense of definite-lived intangible assets for fiscal years 2024, 2023 and 2022 was $138.5 million, $137.4 million and $146.6 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 28, 2024, estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
2025	$185,783
2026	$104,595
2027	$92,904
2028	$81,659
2029	$73,704
11. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	December 28, 2024	December 30, 2023
	(in thousands)
Revolving credit facility	$714,948	$1,129,243
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	15,603	9,575
Finance leases	28,444	28,550
Total debt and finance leases	2,258,995	2,667,368
Less:
Current portion of long-term debt	155	3,172
Current portion of finance leases	2,774	2,398
Current portion of long-term debt and finance leases	2,929	5,570
Long-term debt and finance leases	2,256,066	2,661,798
Debt discount and debt issuance costs	(15,861)	(14,651)
Long-term debt, net and finance leases	$2,240,205	$2,647,147
As of December 28, 2024 and December 30, 2023, the weighted average interest rate on the Company’s debt was 4.48% and 4.93%, respectively.
Revolving Credit Facility
On December 13, 2024, the Company modified its revolving credit facility “Credit Facility”. The Credit Facility provides for up to $2.0 billion (reduced from $3.0 billion) and has a maturity date of December 2029 (previously April 2026), with no required scheduled payment before that date. The terms of the Credit Facility are substantially the same with the interest rates equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio.
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness plus principal outstanding in connection with any permitted receivables financing to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.25 to 1.0. As of December 28, 2024, the Company was compliant with all financial covenants under the Credit Facility. The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
The Company concluded that the transaction represented a modification of existing debt and capitalized approximately $5.0 million of debt issuance costs incurred as a reduction to total outstanding debt.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2028 Senior Notes
In fiscal year 2019, the Company issued $500 million of 4.25% Senior Notes due in 2028 (2028 Senior Notes) in an unregistered offering. Interest on the 2028 Senior Notes is payable semi-annually.
2029 Senior Notes and 2031 Senior Notes
In fiscal year 2021, the Company issued $1 billion of debt split between $500 million of 3.75% Senior Notes due in 2029 (2029 Senior Notes), and $500 million of 4.00% Senior Notes due in 2031 (2031 Senior Notes), in an unregistered offering. Interest on the 2029 and 2031 Senior Notes is payable semi-annually.
Foreign currency transactions
During fiscal year 2022, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Prior Credit Facility, which were between $250 million and $400 million each. To limit this foreign currency exposure, the Company entered into foreign exchange forward contracts, which are not designated as hedging instruments. The gains and losses incurred on these transactions were as follows:

	December 31, 2022	Affected Line Item in the Consolidated Statements of Income
	(in thousands)
Gain on foreign exchange forward contract	$49,712	Interest expense
Loss on foreign debt remeasurement	(46,529)	Other income (expense)
The Company did not have any U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility during fiscal years 2024 or 2023.
Principal Maturities
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Fiscal Year	Principal
(in thousands)
2025	$800
2026	1,509
2027	2,826
2028	502,909
2029	1,217,932
Thereafter	504,575
Total	$2,230,551
Letters of Credit
As of December 28, 2024 and December 30, 2023, the Company had $22.4 million and $21.6 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Numerator:
Net income	$25,291	$480,370	$492,608
Less: Net income attributable to noncontrolling interests	3,088	5,746	6,382
Net income attributable to Charles River Laboratories International Inc.	$22,203	$474,624	$486,226

Calculation of net income per share attributable to Charles River Laboratories International Inc. common shareholders
Net income attributable to Charles River Laboratories International Inc.	$22,203	$474,624	$486,226
Less: Incremental dividends attributed to noncontrolling interest holders (1)	11,906	—	—
Net income available to Charles River Laboratories International Inc. common shareholders	$10,297	$474,624	$486,226

Denominator:
Weighted-average shares outstanding - Basic	51,380	51,227	50,812
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	248	224	489
Weighted-average shares outstanding - Diluted	51,628	51,451	51,301

Anti-dilutive common stock equivalents (2)	530	652	560
(1) Represents incremental declared and undeclared dividends attributable to Noveprim noncontrolling interest holders who are entitled to preferential dividends for fiscal year 2024.
(2) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
On August 2, 2024, the Company’s Board of Directors approved a stock repurchase authorization of $1.0 billion. This authorization fully replaces a prior stock repurchase authorization of $1.3 billion that had $129.1 million remaining when it was terminated. In fiscal year 2024, the Company repurchased 0.5 million shares of common stock for $100.7 million under the new stock repurchase program.
As of December 28, 2024, the Company had $899.3 million remaining on the current authorized stock repurchase program. As of December 30, 2023, the Company had $129.1 million remaining on the prior stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of 0.1 million in fiscal years 2024 and 2023, for $18.5 million and $24.2 million, respectively, from such netting.
Prior to the end of fiscal years 2024, 2023 and 2022, the Company’s Board of Directors approved the cancellation and return to the Company’s authorized and unissued capital stock, reducing treasury stock on the Company’s consolidated balance sheet. The Company allocated the excess of the repurchase price over the par value of shares acquired to reduce both retained earnings and additional paid-in capital.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment(1)	Pension and Other Post-Retirement Benefit Plans	Net Unrealized Gain (Loss) on Cash Flow Hedge	Total
	(in thousands)
December 25, 2021	$(98,173)	$(66,567)	$—	$(164,740)
Other comprehensive (loss) income before reclassifications	(125,507)	24,471	(1,523)	(102,559)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,337	—	3,337
Net current period other comprehensive (loss) income	(125,507)	27,808	(1,523)	(99,222)
Income tax (benefit) expense	(5,895)	4,355	(365)	(1,905)
December 31, 2022	(217,785)	(43,114)	(1,158)	(262,057)
Other comprehensive (loss) income before reclassifications	71,851	(5,376)	2,490	68,965
Amounts reclassified from accumulated other comprehensive income (loss)	—	736	—	736
Net current period other comprehensive (loss) income	71,851	(4,640)	2,490	69,701
Income tax (benefit) expense	4,065	(587)	593	4,071
December 30, 2023	(149,999)	(47,167)	739	(196,427)
Other comprehensive (loss) income before reclassifications	(127,261)	(12,190)	(966)	(140,417)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,596	—	1,596
Net current period other comprehensive (loss) income	(127,261)	(10,594)	(966)	(138,821)
Income tax (benefit) expense	(15,789)	(1,887)	(227)	(17,903)
December 28, 2024	$(261,471)	$(55,874)	$—	$(317,345)
(1) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications was primarily due to the effect of changes in foreign currency exchange rates of the Euro, British Pound, Canadian Dollar, Hungarian Forint, Swedish Krona, Mauritian Rupee, and Chinese Yuan Renminbi.

Redeemable Noncontrolling Interests
During fiscal years 2024, 2023, and 2022, the Company held several redeemable noncontrolling interests. Since the Company has the right to purchase, and the noncontrolling interest holders have the right to require the Company to purchase the remaining interest, which represents a derivative embedded within the equity instrument, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of December 28, 2024, the redemption value of $41.1 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $7.9 million for the twelve months ended December 28, 2024. Additionally, during fiscal year 2024 the 10% noncontrolling interest holders have and may continue to receive a dividend disproportionate to their equity ownership, of which the fair value of $8.0 million as of the acquisition date was recorded within the redeemable noncontrolling interest. Through fiscal year 2024, incremental dividends based on Noveprim statutory net income attributed to the redeemable noncontrolling interest holders of $11.9 million reduced net income available to common shareholders used in the calculation of earnings per common share.
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
Vital River
The Company held a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor. The amount that the Company could be required to pay to purchase the remaining 8% equity interest was not limited. During 2023, the Company acquired the remaining 8% and paid $4.8 million of the total $24.4 million due. The remaining purchase price payable was included in Accrued liabilities within the Company’s consolidated balance sheets as of December 28, 2024 and December 30, 2023 and is expected to be paid during fiscal year 2025.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying consolidated balance sheets. The activity within the nonredeemable noncontrolling interest (net income less dividends declared) during fiscal years 2024, 2023, and 2022 was not material.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. INCOME TAXES
The components of income from operations before income taxes and the related provision for income taxes are presented below:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Income before income taxes:
U.S.	$(290,308)	$185,667	$280,075
Non-U.S.	383,422	395,617	342,912
Total income before income taxes	$93,114	$581,284	$622,987
Income tax provision (benefit):
Current:
Federal	$36,349	$49,090	$75,052
Foreign	86,493	85,356	68,644
State	12,175	17,817	19,790
Total current	135,017	152,263	163,486
Deferred:
Federal	(50,555)	(42,987)	(27,230)
Foreign	(6,922)	779	(1,134)
State	(9,717)	(9,141)	(4,743)
Total deferred	(67,194)	(51,349)	(33,107)
Total provision for income taxes	$67,823	$100,914	$130,379
Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year
	2024	2023	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax rate differences	11.1	1.5	0.4
State income taxes, net of federal tax benefit	(1.2)	1.7	2.3
Non-deductible compensation	5.2	0.8	0.9
Research tax credits and enhanced deductions	(29.3)	(5.0)	(3.8)
Stock-based compensation	2.6	(0.1)	(1.4)
Enacted tax rate changes	3.0	(0.1)	0.4
Tax on unremitted earnings	10.7	1.7	1.6
Impact of tax uncertainties	0.6	(0.3)	(1.3)
Impact of acquisitions and restructuring	1.3	(4.2)	2.0
Net operating loss deferred tax asset recognition, net of valuation allowance (NOL DTA)	(0.9)	0.2	(0.8)
Global intangible low-taxed income	6.3	1.5	0.8
Foreign-derived intangible income	(7.6)	(1.4)	(1.4)
Goodwill Impairment	48.5	—	—
Foreign Local Tax	1.6	0.7	0.6
Other	(0.1)	(0.6)	(0.4)
Effective income tax rate	72.8%	17.4%	20.9%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred tax assets and liabilities are as follows:

	December 28, 2024	December 30, 2023
	(in thousands)
Deferred tax assets:
Compensation	$34,932	$30,167
Accruals and reserves	17,523	19,121
Net operating loss and credit carryforwards	348,228	379,959
Operating lease liability	132,388	117,449
Capitalized R&D Expenditures	46,247	35,673
Other	25,133	12,190
Valuation allowance	(286,771)	(304,248)
Total deferred tax assets	317,680	290,311
Deferred tax liabilities:
Goodwill and other intangibles	(198,103)	(231,020)
Depreciation related	(41,481)	(57,791)
Venture capital investments	(1,654)	(8,350)
Tax on unremitted earnings	(11,622)	(25,080)
Right-of-use assets	(113,631)	(102,620)
Other	(15,970)	(16,520)
Total deferred tax liabilities	(382,461)	(441,381)
Net deferred taxes	$(64,781)	$(151,070)
The Company has recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. Exceptions primarily relate to deferred tax assets for net operating losses in Luxembourg, Sweden, state research and development tax credits, certain capital losses, and fixed assets in the U.K. and Ireland.
A reconciliation of the Company’s beginning and ending valuation allowance are as follows:

	Fiscal Year
	2024	2023	2022
Beginning balance	$304,248	$294,753	$315,645
Additions (reductions) charged to income tax provision, net	965	963	1,929
Reductions due to divestitures, restructuring	(1,877)	—	(5,337)
Currency translation and other	(16,565)	8,532	(17,484)
Ending balance	$286,771	$304,248	$294,753
As of December 28, 2024, the Company had tax-effected deferred tax assets for net operating loss carryforwards of $311.7 million, as compared to $336.0 million as of December 30, 2023. Of this amount, $27.3 million are definite-lived and begin to expire in 2027, and the remainder of $284.4 million can be carried forward indefinitely. The Company has deferred tax assets for tax credit carryforwards of $36.1 million. The entire $36.1 million are definite-lived and begin to expire after 2039. Additionally, the Company records a benefit to operating income for research and development and other credits in Quebec, France, the Netherlands, and the U.K. related to its DSA facilities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the Company’s beginning and ending unrecognized income tax benefits is as follows:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Beginning balance	$22,702	$23,242	$32,592
Additions to tax positions for current year	2,649	3,093	4,756
Additions to tax positions for prior years	852	721	962
Reductions to tax positions for prior years	(801)	(4,058)	(1,420)
Settlements	—	—	(10,514)
Expiration of statute of limitations	(362)	(296)	(3,134)
Ending balance	$25,040	$22,702	$23,242
The $2.3 million increase in unrecognized income tax benefits during fiscal year 2024 as compared to the corresponding period in 2023 is primarily attributable to an additional year of Canadian Scientific Research and Experimental Development (SR&ED) credit additions, offset by favorable foreign exchange movement, as well as statute of limitations lapse on R&D credits. The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $22.0 million as of December 28, 2024 and $20.3 million as of December 30, 2023. It is reasonably possible as of December 28, 2024 that the liability for unrecognized tax benefits for the uncertain tax position will decrease by approximately $7.5 million over the next twelve-month period. The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of cumulative accrued interest related to unrecognized income tax benefits as of December 28, 2024 and December 30, 2023 was $2.0 million and $1.3 million, respectively. Interest expense recorded as a component of income taxes was immaterial for all periods. There were no accrued penalties related to unrecognized income tax benefits as of December 28, 2024 or as of December 30, 2023.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2020.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, France, China, Hungary, Israel, Ireland, Singapore, and India. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.
Prepaid income tax of $83.0 million and $59.7 million has been presented within Other current assets in the accompanying consolidated balance sheets as of December 28, 2024 and December 30, 2023, respectively. Accrued income taxes of $31.9 million and $38.8 million have been presented within Other current liabilities in the accompanying consolidated balance sheets as of December 28, 2024 and December 30, 2023, respectively.
14. EMPLOYEE BENEFIT PLANS
Pension Plans
The Charles River Pension Plan (U.K. Pension Plan) is a defined contribution and defined benefit pension plan covering certain U.K. employees. Benefits are based on participants’ final pensionable salary and years of service. Participants’ rights vest immediately. The plan was previously amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary. Additionally, the U.K. Pension Plan was amended such that the members of the defined benefit section of the plan ceased to accrue additional benefits; however, their benefits continue to be adjusted for changes in their final pensionable salary or a specified inflation index, as applicable. During fiscal 2024, the Company made $3.8 million in contributions to the U.K. Pension Plan. As of fiscal 2024 year-end, this plan was in a funded status of $31.4 million.
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
The net periodic benefit cost (income) associated with these plans for fiscal years 2024, 2023 and 2022 totaled $4.8 million, $2.8 million and $0.1 million, respectively.

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
The Company provides certain active employees an annual contribution into their DCP account of 10% of the employee’s base salary plus the lesser of their target annual bonus or actual annual bonus. Each annual employer contribution shall become vested and non-forfeitable in four equal installments on December 31 (the “Vesting Date”) of each of the four years following the year in respect of which the annual employer contribution was made, provided that the employee remains employed by the Company on the applicable Vesting Date. All of an employee’s annual employer contributions will vest and become non-forfeitable upon (i) a change in control, (ii) the employee’s death or disability, or (iii) the attainment by such employee of age 60 following continuous employment by the Company until such time.
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
The net periodic benefit cost associated with these plans for fiscal years 2024, 2023 and 2022 totaled $3.0 million, $2.8 million and $4.3 million, respectively.
The Company has invested in several corporate-owned key-person life insurance policies with the intention of using these investments to fund the ESLIRP and the DCP. Participants have no interest in any such investments. As of December 28, 2024 and December 30, 2023, the cash surrender value of these life insurance policies were $55.8 million and $48.4 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension, DCP, and ESLIRP plans:

	December 28, 2024	December 30, 2023
	(in thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$224,875	$205,551
Service cost	2,807	2,474
Interest cost	10,417	9,941
Benefit payments	(8,034)	(6,239)
Curtailment	(7)	—
Settlements	(74)	—
Transfer in due to acquisition	—	1,106
Actuarial (gain) loss	(10,667)	3,600
Effect of foreign exchange	(3,358)	8,442
Benefit obligation at end of year	$215,959	$224,875
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$203,657	$192,540
Actual return on plan assets	(15,713)	5,578
Employer contributions	5,496	1,744
Settlements	(74)	—
Transfer in due to acquisition	—	181
Benefit payments	(8,034)	(6,239)
Effect of foreign exchange	(2,685)	9,853
Fair value of plan assets at end of year	$182,647	$203,657

Net balance sheet liability	$33,312	$21,218

Amounts recognized in balance sheet:
Noncurrent assets	$31,628	$36,957
Current liabilities	873	1,164
Noncurrent liabilities	64,067	57,011
Actuarial gains and losses are driven by changes in economic assumptions, principally discount rates. Amounts recognized in accumulated other comprehensive loss related to the Company’s pension, DCP, and ESLIRP plans are as follows:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Net actuarial loss	$69,340	$58,855	$54,509
Net prior service cost (credit)	(125)	(121)	(585)
Net amount recognized	$69,215	$58,734	$53,924
The accumulated benefit obligation and fair value of plan assets for the Company’s pension, DCP, and ESLIRP plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 28, 2024	December 30, 2023
	(in thousands)
Accumulated benefit obligation	$59,920	$54,310
Fair value of plan assets	2,901	2,824

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The projected benefit obligation and fair value of plan assets for the Company’s pension, DCP, and ESLIRP plans with projected benefit obligations in excess of plan assets are as follows:

	December 28, 2024	December 30, 2023
	(in thousands)
Projected benefit obligation	$68,487	$61,671
Fair value of plan assets	3,548	3,496
Components of total benefit cost for the Company’s pension, DCP, and ESLIRP plans are as follows:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Service cost	$2,807	$2,474	$3,213
Interest cost	10,417	9,941	6,140
Expected return on plan assets	(7,077)	(7,556)	(7,322)
Amortization of prior service credit	4	(464)	(506)
Amortization of net loss	1,632	1,231	2,869
Net periodic benefit cost	7,783	5,626	4,394
Settlement	—	—	981
Total benefit cost	$7,783	$5,626	$5,375
Assumptions
Weighted-average assumptions used to determine projected benefit obligations are as follows:

	December 28, 2024	December 30, 2023
Discount rate	5.2%	4.7%
Rate of compensation increase	3.2%	3.2%
The discount rate reflects the rate the Company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	December 28, 2024	December 30, 2023	December 31, 2022
Discount rate	4.7%	4.8%	1.8%
Expected long-term return on plan assets	3.5%	3.9%	2.4%
Rate of compensation increase	3.1%	3.2%	3.7%
In fiscal year 2023, new mortality improvement scales were issued in the U.S. and the United Kingdom (U.K.) reflecting a decline in longevity projection from previous releases the Company adopted, which decreased the Company’s benefit obligations by $3.5 million as of December 30, 2023. There were no new mortality improvement scales issued in fiscal 2024.
Plan Assets
The Company invests its pension assets with the objective of achieving a total long-term rate of return sufficient to fund future pension obligations and to minimize future pension contributions. The Company is willing to tolerate a commensurate level of risk to achieve this objective. The Company controls its risk by maintaining a diversified portfolio of asset classes. Plan assets did not include any of the Company’s common stock as of December 28, 2024 or December 30, 2023. The weighted-average target asset allocations are 6.0% to equity securities, 85.3% to fixed income securities, and 8.7% to other securities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of the Company’s pension plan assets by asset category are as follows:

	December 28, 2024				December 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$2,406	$25	$—	$2,431	$446	$798	$—	$1,244
Equity securities (1)	—	11,962	—	11,962	—	10,701	—	10,701
Debt securities (2)	—	126,965	—	126,965	—	144,822	—	144,822
Mutual funds (3)	8,507	11,080	—	19,587	9,207	10,368	—	19,575
Other (4)	—	21,645	57	21,702	—	27,254	61	27,315
Total	$10,913	$171,677	$57	$182,647	$9,653	$193,943	$61	$203,657

(1) This category comprises equity investments and securities held by non-U.S. pension plans valued at the quoted closing price and translated into U.S. dollars using a foreign currency exchange rate at year end.

(2) This category comprises debt investments and securities held by non-U.S. pension plans valued at the quoted closing price and translated into U.S. dollars using a foreign currency exchange rate at year end. Holdings primarily include treasury securities and investment-grade corporate bonds at various durations.

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

The activity within the Level 3 pension plan assets was not material during the periods presented.
During fiscal year 2024, the Company contributed $3.5 million to the pension plans and expects to make no contributions in fiscal year 2025. During fiscal year 2024, the Company paid $2.0 million directly to certain participants outside of plan assets.
Expected benefit payments are estimated using the same assumptions used in determining the Company’s benefit obligation as of 2024. Benefit payments will depend on future employment and compensation levels, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for fiscal years 2030 through 2034, are as follows.

Fiscal Year	Pension Plans
(in thousands)
2025	$6,706
2026	49,809
2027	7,503
2028	8,251
2029	9,371
2030-2034	57,076
Charles River Laboratories Employee Savings Plan
The Charles River Laboratories Employee Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all U.S. employees are eligible to participate upon employment. The plan contains a provision whereby the Company matches a percentage of employee contributions. During fiscal years 2024, 2023, and 2022, the costs associated with this defined contribution plan totaled $30.9 million, $31.6 million, and $28.8 million, respectively.
15. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors are granted stock-based awards such as stock options, RSUs, and PSUs.
During fiscal years 2024, 2023, and 2022, the primary share-based awards and their general terms and conditions are as follows:
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
As of December 28, 2024, approximately 3.3 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards with newly issued shares. The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Cost of revenue	$15,658	$15,052	$14,853
Selling, general and administrative	54,233	56,996	58,764
Stock-based compensation, before income taxes	69,891	72,048	73,617
Provision for income taxes	(10,487)	(10,907)	(10,969)
Stock-based compensation, net of income taxes	$59,404	$61,141	$62,648
No stock-based compensation related costs were capitalized in fiscal years 2024, 2023, and 2022.
Stock Options
The following table summarizes stock option activity under the Company’s stock-based compensation plans:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 30, 2023	789	$218.97
Options granted	113	$210.81
Options exercised	(158)	$151.09
Options canceled	(34)	$252.32
Options outstanding as of December 28, 2024	710	$231.19	7.2	$1,337
Options exercisable as of December 28, 2024	407	$234.09	6.4	$1,337
Options expected to vest as of December 28, 2024	303	$227.29	8.3	$—
The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year
	2024	2023	2022
Expected life (in years)	6.0	6.0	6.0
Expected volatility	37%	36%	33%
Risk-free interest rate	4.4%	3.8%	2.7%
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of stock options granted was $92.21, $80.98, and $90.05 for fiscal years 2024, 2023, and 2022, respectively.
As of December 28, 2024, the unrecognized compensation cost related to unvested stock options expected to vest was $14.4 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 1.9 years.
The total intrinsic value of options exercised during fiscal years 2024, 2023, and 2022 was $12.8 million, $18.2 million, and $33.2 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
The following table summarizes the restricted stock units activity for fiscal year 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 30, 2023	469	$212.30
Granted	241	$209.49
Vested	(161)	$209.62
Canceled	(55)	$214.16
December 28, 2024	494	$211.59
As of December 28, 2024, the unrecognized compensation cost related to shares of unvested RSUs expected to vest was $69.6 million, which is expected to be recognized over an estimated weighted-average amortization period of 2.6 years. The total fair value of RSU grants that vested during fiscal years 2024, 2023, and 2022 was $33.7 million, $28.4 million, and $24.8 million, respectively.
Performance Based Stock Award Program
The Company issues PSUs to certain corporate officers. The number of shares of common stock issued for each PSU is adjusted based on a performance condition linked to the Company’s financial performance. The awards are further adjusted based on a market condition, which is calculated based on the Company’s stock performance relative to a peer group over the three-year vesting period. The fair value of the market condition is reflected in the fair value of the award at grant date.
The Company utilizes a Monte Carlo simulation valuation model to value these awards. Information pertaining to the Company’s PSUs and the related estimated weighted-average assumptions used to calculate their fair value were as follows:

	Fiscal Year
	2024	2023	2022
	(shares in thousands)
PSUs granted	136	146	134
Weighted average grant date fair value	$213.99	$204.40	$210.42
Key assumptions:
Expected volatility	37%	37%	39%
Risk-free interest rate	4.7%	4.2%	2.6%
Expected dividend yield	0%	0%	0%
Total shareholder return of 20-trading day average stock price on grant date	(5.8)%	(9.8)%	(32.7)%
The maximum number of common shares to be issued upon vesting of PSUs is 0.3 million. For fiscal years 2024, 2023, and 2022, the Company recognized stock-based compensation related to PSUs of $22.4 million, $28.1 million, and $31.2 million, respectively. The total fair value of PSUs that vested during fiscal years 2024, 2023, and 2022 was $19.4 million, $34.4 million, and $31.0 million, respectively.
16. RESTRUCTURING AND ASSET IMPAIRMENTS
The Company has undertaken restructuring actions impacting the reportable segments at various locations across North America, Europe and Asia to manage the Company through the current demand environment, including appropriately right-sizing the Company’s infrastructure, optimizing operations, and driving efficiency. This includes workforce right-sizing actions resulting in severance and transition costs; and costs related to the consolidation of facilities resulting in long-lived asset impairments (principally property, plant, and equipment and right-of-use assets), accelerated depreciation charges, and certain other costs. Generally, these actions are in response to recent macroeconomic impacts on the Company.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents restructuring costs by reportable segment:

	Fiscal Year
	2024	2023	2022
	(in thousands)
RMS	$43,912	$3,479	$1,007
DSA	39,344	16,176	851
Manufacturing	12,874	9,138	5,126
Unallocated corporate	10,855	889	1,229
Total	$106,985	$29,682	$8,213
The following table presents restructuring costs as included within the Company’s consolidated statements of income for fiscal years 2024, 2023 and 2022:

	Fiscal Year
	2024
	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Twelve Months Ended
Cost of services provided (excluding amortization of intangible assets)	$28,348	$26,643	$54,991
Cost of products sold (excluding amortization of intangible assets)	2,786	18,348	21,134
Selling, general and administrative	23,051	7,809	30,860
Total restructuring costs	$54,185	$52,800	$106,985

	Fiscal Year
	2023
	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Twelve Months Ended
Cost of services provided (excluding amortization of intangible assets)	$7,408	$14,812	$22,220
Cost of products sold (excluding amortization of intangible assets)	1,146	3,262	4,408
Selling, general and administrative	3,054	—	3,054
Total restructuring costs	$11,608	$18,074	$29,682

	Fiscal Year
	2022
	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Twelve Months Ended
Cost of services provided (excluding amortization of intangible assets)	$928	$1,784	$2,712
Cost of products sold (excluding amortization of intangible assets)	532	1,765	2,297
Selling, general and administrative	2,441	763	3,204
Total restructuring costs	$3,901	$4,312	$8,213

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Rollforward of Restructuring Activities
The following table provides a rollforward for all of the Company’s severance and transition costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Twelve Months Ended December 31, 2022
Beginning balance	$2,670	$—	$1,341	$4,011
Expense	3,901	2,654	1,658	8,213
Payments / utilization	(6,095)	—	(1,162)	(7,257)
Other non-cash adjustments	—	(2,654)	(893)	(3,547)
Foreign currency adjustments	(120)	—	—	(120)
Ending Balance	$356	$—	$944	$1,300

Twelve Months Ended December 30, 2023
Beginning balance	$356	$—	$944	$1,300
Expense	11,608	15,543	2,531	29,682
Payments / utilization	(7,800)	—	(1,843)	(9,643)
Other non-cash adjustments	—	(15,543)	(757)	(16,300)
Foreign currency adjustments	11	—	—	11
Ending Balance	$4,175	$—	$875	$5,050

Twelve Months Ended December 28, 2024
Beginning balance	$4,175	$—	$875	$5,050
Expense	54,185	40,914	11,886	106,985
Payments / utilization	(33,618)	—	(9,721)	(43,339)
Other non-cash adjustments	—	(40,914)	(2,165)	(43,079)
Foreign currency adjustments	(273)	—	—	(273)
Ending Balance	$24,469	$—	$875	$25,344
As of December 28, 2024 and December 30, 2023, $25.3 million and $5.1 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

	December 28, 2024	December 30, 2023
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$412,490	$394,029

Other current liabilities	$54,159	$54,908
Operating lease right-of-use liabilities	483,789	419,234
Total operating lease liabilities	$537,948	$474,142

Finance leases
Property, plant and equipment, net	$28,900	$29,422

Current portion of long-term debt and finance leases	$2,774	$2,398
Long-term debt, net and finance leases	25,670	26,152
Total finance lease liabilities	$28,444	$28,550
The following table presents the components of operating and finance lease costs within the Company’s consolidated statements of income:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Operating lease costs	$71,058	$65,380	$59,671
Finance lease costs:
Amortization of right-of-use assets	3,111	2,745	3,035
Interest on lease liabilities	1,548	1,477	1,441
Short-term lease costs	3,904	3,581	2,954
Variable lease costs	29,192	22,159	13,965
Sublease income	(2,156)	(2,067)	(1,912)
Total lease costs	$106,657	$93,275	$79,154

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other information related to leases was as follows:
Supplemental cash flow information

	Fiscal Year
	2024	2023	2022
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74,732	$60,239	$48,360
Operating cash flows from finance leases	1,529	1,476	1,442
Finance cash flows from finance leases	2,917	2,297	2,257

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$114,740	$75,987	$189,134
Right-of-use lease assets obtained in exchange for new finance lease liabilities	3,214	—	8,179
Lease term and discount rate

	December 28, 2024	December 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating lease	9.5	9.6	9.8
Finance lease	11.4	12.7	13.6
Weighted-average discount rate
Operating lease	5.1%	4.7%	4.3%
Finance lease	5.3%	5.3%	5.3%
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
As of December 28, 2024, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2025	$77,877	$4,207
2026	74,076	3,715
2027	75,091	3,692
2028	72,349	3,691
2029	67,662	3,027
Thereafter	324,352	20,156
Total minimum future lease payments	691,407	38,488
Less: Imputed interest	153,459	10,044
Total lease liabilities	$537,948	$28,444
Total minimum future lease payments (relating to an operating lease) of approximately $10 million for a lease that has not commenced as of December 28, 2024, as the Company does not yet control the underlying asset, are not included in the consolidated financial statements. This lease is expected to commence in fiscal year 2025 with a lease term of approximately 13 years.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. COMMITMENTS AND CONTINGENCIES
Insurance
The Company maintains certain insurance policies that maintain large deductibles up to approximately $2 million, some with or without stop-loss limits, depending on market availability. Insurance policies at certain locations are based on a percentage of the insured assets, for which deductibles for certain property may exceed $25.0 million in the event of a catastrophic event. In addition, the Company purchased representation and warranty insurance in support of some acquisitions, in which deductibles could reach $4.0 million.
Litigation
On February 17, 2023, the Company received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into the Company’s conduct regarding several shipments of non-human primates from Cambodia. That investigation remains ongoing and the Company continues to cooperate with the investigation. As also previously disclosed, a parallel civil investigation is being undertaken by the DOJ and USFWS. The Company is also cooperating with that investigation, and although the Company continues to dispute the merits of certain positions taken by the DOJ and USFWS in the civil investigation, the Company has discussed a potential resolution of that matter with the DOJ and USFWS. Those discussions are ongoing. Although the Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, including the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. Due to a number of factors, including the age of these NHP’s, during the fourth quarter of fiscal year 2024, the Company recorded a charge of $27 million to costs of products sold within the accompanying consolidated statements of income to reflect the reduction in carrying value of this inventory to zero. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with the requests. The Company’s Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. The Company cannot predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding resolution and future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
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
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, the former Chief Financial Officer; and Flavia Pease, the current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. The

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
lawsuit is currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. Both of these lawsuits are currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
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
Purchase Obligations
The Company enters into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations exclude agreements that are cancellable at any time without penalty. The aggregate amount of the Company’s unconditional purchase obligations totaled approximately $379 million as of December 28, 2024 and the majority of these obligations are expected to be settled during 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of December 28, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 28, 2024.
The effectiveness of our internal control over financial reporting as of December 28, 2024, has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
During the quarter ended December 28, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
A.    Directors and Compliance with Section 16(a) of the Exchange Act
Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2025 Proxy Statement under the sections captioned “Nominees for Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2025 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.
B.    Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Item 1. Business”
C.    Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2025 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.
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
F.    Changes to Board Nomination Procedures
Since December 2021, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.
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
All grants to executive officers are approved by the Compensation Committee itself and not pursuant to any delegated authority.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We have never had any programs, policies, or practices which are intended to time stock option grants with the release of material, non-public information in a manner that would provide advantageous option exercise prices to grant recipients. Option exercise prices are, in all cases, equal to the closing price of our common stock on the date of grant.
During fiscal 2024, we did not award options to any named executive officer in the period beginning four business days before and ending one business day after the filing of a Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-k that discloses material nonpublic information.
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
The remainder of the information required by this Item will be included in the 2025 Proxy Statement under the sections captioned “2024 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee,” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2025 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2025 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2025 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.

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
Item 15(a)(3) and Item 15(b) Exhibits
We have identified below each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Sixth Amended and Restated By-Laws of Charles River Laboratories International, Inc.		8-K	December 15, 2021	3.1
4.1	Form of Common Stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1/A	June 23, 2000	4.1
4.2	Description of Securities		10-K	February 11, 2020	4.2
4.3	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.3
4.4	Charles River Laboratories International, Inc. Indenture Agreement with MUFG Union Bank, N.A. as Trustee dated April 3, 2018		8-K	April 3, 2018	4.1
4.5	Charles River Laboratories International, Inc. Second Supplemental Indenture, dates as of October 23, 2019, to the Indenture dated as of April 3, 2018		8-K	October 23, 2019	4.1
4.6	Form of Note for 4.250% Senior Notes due 2028		8-K	October 23, 2019	4.2
4.7	Indenture, dated as of March 23, 2021, between Charles River International, Inc. and U.S. Bank National Association, as trustee		8-K	March 23, 2021	4.1
4.8	First Supplemental Indenture, dated as of March 23, 2021, by and among the Charles River Laboratories International, Inc., the Guarantors and U.S. Bank National Association, as trustee		8-K	March 23, 2021	4.2
4.9	Form of Note for 3.750% Senior Notes due 2029 (included with Exhibit 4.12)		8-K	March 23, 2021	4.3
4.10	Form of Note for 4.000% Senior Notes due 2031 (included with Exhibit 4.12)		8-K	March 23, 2021	4.4
4.11	Form of Senior Debt Indenture between Charles River Laboratories International, Inc. and U.S. Bank National Association		S-3	May 4, 2021	4.1
4.12	Form of Subordinated Debt Indenture between Charles River Laboratories International, Inc. and U.S. Bank National Association		S-3	May 4, 2021	4.2
10.1*	Charles River Laboratories International, Inc. 2016 Incentive Plan		10-Q	August 3, 2016	10.1
10.2*	Charles River Laboratories International, Inc. Amended and Restated 2018 Incentive Plan, dated March 20, 2018, as amended November 21, 2023		10-K	February 14, 2024	10.2
10.3*	Charles River Laboratories International, Inc. Form of Stock Option granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.4
10.4*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.7
10.5*	Charles River Laboratories International, Inc. Form of Non-Qualified Stock Option granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.1
10.6*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2018 Incentive Plan		10-K	February 14, 2024	10.6
10.7*	Charles River Executive Separation Plan dated December 05, 2024	X
10.8*	Form of Change in Control Agreement		10-K	February 23, 2009	10.7

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
10.9*	Charles River Laboratories International, Inc. Non-Employee Directors Deferral Plan dated April 5, 2016		10-Q	May 4, 2016	10.1
10.10*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.11*	Amended and Restated Employment Agreement by and between James C. Foster and Charles River International, Inc., dated May 18, 2021		8-K	May 18, 2021	99.1
10.12*	Executive Incentive Compensation Program effective January 1, 2021		10-Q	May 4, 2021	10.2
10.13†	Charles River Laboratories amended and restated Deferred Compensation Plan, as amended	X
10.14	Tenth Amended and Restated Credit Agreement, dated as of December 13, 2024, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto		8-K	December 13, 2024	10.1
10.15*	Charles River Laboratories International, Inc. Restricted Stock Unit Award, dated December 25, 2021 granted to Joseph W. LaPlume		8-K	December 27, 2021	10.1
10.16*	Charles River Laboratories International, Inc. Performance Share Unit Award, dated December 25, 2021 granted to Joseph W. LaPlume		8-K	December 27, 2021	10.2
10.17*†	Employment Offer Letter between Charles River Laboratories, Inc. and Flavia Pease, dated as of March 4, 2022		10-Q	May 4, 2022	10.1
19	Insider Trading Policy		10-K	February 14, 2024	19
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
97	Financial Statement Compensation Recoupment Policy		10-K	February 14, 2024	97
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
February 19, 2025	By:	/s/ FLAVIA H. PEASE
Flavia H. Pease
Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	Chairman, President and Chief Executive Officer	February 19, 2025
James C. Foster

By:	/s/ FLAVIA H. PEASE	Corporate Executive Vice President and	February 19, 2025
	Flavia H. Pease	Chief Financial Officer

By:	/s/ MICHAEL G. KNELL	Corporate Senior Vice President and	February 19, 2025
	Michael G. Knell	Chief Accounting Officer

By:	/s/ NANCY C. ANDREWS	Director	February 19, 2025
Nancy C. Andrews

By:	/s/ ROBERT J. BERTOLINI	Director	February 19, 2025
Robert J. Bertolini

By:	/s/ RESHEMA KEMPS-POLANCO	Director	February 19, 2025
Reshema Kemps-Polanco

By:	/s/ DEBORAH T. KOCHEVAR	Director	February 19, 2025
Deborah T. Kochevar

By:	/s/ GEORGE LLADO	Director	February 19, 2025
George Llado

By:	/s/ MARTIN MACKAY	Director	February 19, 2025
Martin Mackay

By:	/s/ GEORGE E. MASSARO	Director	February 19, 2025
George E. Massaro

By:	/s/ CRAIG B. THOMPSON	Director	February 19, 2025
Craig B. Thompson

By:	/s/ RICHARD F. WALLMAN	Director	February 19, 2025
Richard F. Wallman

By:	/s/ VIRGINIA M. WILSON	Director	February 19, 2025
Virginia M. Wilson