Form 10-Q
period 2025-03-29
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2025-05-07
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 29, 2025

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2025, there were 49,115,712 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2025

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 29, 2025 and March 30, 2024	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 29, 2025 and March 30, 2024	4
	Condensed Consolidated Balance Sheets (Unaudited) as of March 29, 2025 and December 28, 2024	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 29, 2025 and March 30, 2024	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three months ended March 29, 2025 and March 30, 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Overview	24
	Results of Operations	26
	Liquidity and Capital Resources	29
	Critical Accounting Policies and Estimates	31
	Recent Accounting Pronouncements	32
3	Quantitative and Qualitative Disclosure About Market Risk	32
4	Controls and Procedures	32
PART II - OTHER INFORMATION
1	Legal Proceedings	33
1A	Risk Factors	34
2	Unregistered Sales of Equity Securities and Use of Proceeds	36
5	Other Information	36
6	Exhibits	38

Signatures		39

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of NHPs and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the U.S. government investigations and inquiries related to the NHP supply chain (including shipments of non-human primates from Cambodia received by the Company), (2) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, (3) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023, and (4) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we source are purpose-bred; changes and uncertainties in the global economy and financial markets, including any changes in business, political, or economic conditions due to the November 16, 2022 announcement by the U.S. Department of Justice through the U.S. Attorney’s Office for the Southern District of Florida that a Cambodian non-human primate supplier and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future, the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the nature, timing and impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to study cancellation rates and the impact of such cancellations; our expectations with respect to tax rates and benefits; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
Forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 28, 2024, under the sections entitled “Our Strategy,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 29, 2025	March 30, 2024
Service revenue	$797,923	$816,862
Product revenue	186,245	194,698
Total revenue	984,168	1,011,560
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	577,428	578,164
Cost of products sold (excluding amortization of intangible assets)	89,008	88,553
Selling, general and administrative	177,799	186,291
Amortization of intangible assets	65,264	32,575
Operating income	74,669	125,977
Other income (expense)
Interest income	1,404	2,202
Interest expense	(27,884)	(35,001)
Other income (expense), net	(12,211)	5,833
Income before income taxes	35,978	99,011
Provision for income taxes	10,100	24,529
Net income	25,878	74,482
Less: Net income attributable to noncontrolling interests	409	1,522
Net income attributable to Charles River Laboratories International, Inc.	$25,469	$72,960

Calculation of net income per share attributable to Charles River Laboratories International, Inc. common shareholders
Net income attributable to Charles River Laboratories International, Inc.	$25,469	$72,960
Less: Adjustment of redeemable noncontrolling interests	—	401
Less: Incremental dividends attributed to noncontrolling interest holders	—	5,230
Net income available to Charles River Laboratories International, Inc. common shareholders	$25,469	$67,329

Earnings per common share
Basic	$0.50	$1.31
Diluted	$0.50	$1.30

Weighted-average number of common shares outstanding
Basic	50,677	51,437
Diluted	50,853	51,842

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$25,878	$74,482
Other comprehensive income (loss):
Foreign currency translation adjustment	60,381	(62,840)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	408	344
Unrealized gains on hedging instruments	—	768
Other comprehensive income (loss), before income taxes	60,789	(61,728)
Less: Income tax expense (benefit) related to items of other comprehensive income	9,548	(5,473)
Comprehensive income, net of income taxes	77,119	18,227
Less: Comprehensive loss related to noncontrolling interests, net of income taxes	(449)	(1,241)
Comprehensive income attributable to Charles River Laboratories International, Inc., net of income taxes	$77,568	$19,468

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$229,356	$194,606
Trade receivables and contract assets, net of allowances for credit losses of $16,258 and $18,301, respectively	756,629	720,915
Inventories	290,156	278,544
Prepaid assets	129,987	103,210
Other current assets	100,230	105,796
Total current assets	1,506,358	1,403,071
Property, plant and equipment, net	1,587,069	1,604,014
Venture capital and strategic equity investments	214,026	218,350
Operating lease right-of-use assets, net	402,908	412,490
Goodwill	2,873,402	2,846,608
Intangible assets, net	655,705	723,400
Deferred tax assets	48,794	42,179
Other assets	294,104	278,233
Total assets	$7,582,366	$7,528,345
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$149,334	$140,337
Accrued compensation	197,325	179,418
Deferred revenue	250,462	248,322
Accrued liabilities	242,467	232,010
Other current liabilities	211,467	194,014
Total current liabilities	1,051,055	994,101
Long-term debt, net and finance leases	2,510,754	2,240,205
Operating lease right-of-use liabilities	475,111	483,789
Deferred tax liabilities	107,268	106,960
Other long-term liabilities	196,396	195,212
Total liabilities	4,340,584	4,020,267
Commitments and contingencies (Notes 10, 12, and 14)
Redeemable noncontrolling interests	41,663	41,126
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,201 shares issued and 49,115 shares outstanding as of March 29, 2025, and 51,141 shares issued and outstanding as of December 28, 2024	512	511
Additional paid-in capital	1,978,052	1,966,237
Retained earnings	1,837,569	1,812,100
Treasury stock, at cost, 2,086 and zero shares, as of March 29, 2025 and December 28, 2024, respectively	(356,551)	—
Accumulated other comprehensive loss	(265,246)	(317,345)
Total Charles River Laboratories International, Inc. equity	3,194,336	3,461,503
Nonredeemable noncontrolling interest	5,783	5,449
Total equity	3,200,119	3,466,952
Total liabilities, noncontrolling interests and equity	$7,582,366	$7,528,345
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows relating to operating activities
Net income	$25,878	$74,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,364	85,357
Long-lived asset impairments	10,576	5,432
Stock-based compensation	13,135	16,738
Deferred income taxes	(19,041)	(987)
Write down of inventories	6,762	1,790
(Gain) loss on venture capital and strategic equity investments, net	10,374	(5,880)
Provision for credit losses	2,007	839
(Gain) loss on divestitures, net	(3,376)	659
Other, net	3,731	(450)
Changes in assets and liabilities:
Trade receivables and contract assets, net	(29,353)	(17,281)
Inventories	(21,882)	5,600
Accounts payable	25,251	(8,541)
Accrued compensation	15,263	(20,945)
Deferred revenue	(1,213)	19,957
Customer contract deposits	9,167	6,140
Other assets and liabilities, net	4,054	(33,022)
Net cash provided by operating activities	171,697	129,888
Cash flows relating to investing activities
Capital expenditures	(59,324)	(79,144)
Purchases of investments and contributions to venture capital investments	(5,302)	(13,867)
Proceeds from sale of investments	1,602	7,502
Proceeds from sale of businesses and assets, net	17,441	—
Other, net	104	(283)
Net cash used in investing activities	(45,479)	(85,792)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	416,341	300,882
Payments on long-term debt, revolving credit facility, and finance lease obligations	(149,394)	(292,482)
Proceeds from exercises of stock options	—	21,505
Purchase of treasury stock	(353,132)	(9,351)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(19,140)	—
Other, net	—	(2,208)
Net cash (used in) provided by financing activities	(105,325)	18,346
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,265	(8,387)
Net change in cash, cash equivalents, and restricted cash	26,158	54,055
Cash, cash equivalents, and restricted cash, beginning of period	205,570	284,480
Cash, cash equivalents, and restricted cash, end of period	$231,728	$338,535

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 28, 2024	$41,126	51,141	$511	$1,966,237	$1,812,100	$(317,345)	—	$—	$3,461,503	$5,449	$3,466,952
Net income	75	—	—	—	25,469	—	—	—	25,469	334	25,803
Other comprehensive income (loss), net of tax	(858)	—	—	—	—	52,099	—	—	52,099	—	52,099
Adjustment of redeemable noncontrolling interests to redemption value	1,320	—	—	(1,320)	—	—	—	—	(1,320)	—	(1,320)
Issuance of stock under employee compensation plans	—	60	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	2,086	(353,132)	(353,132)	—	(353,132)
Share repurchase excise tax	—	—	—	—	—	—	—	(3,419)	(3,419)	—	(3,419)
Stock-based compensation	—	—	—	13,135	—	—	—	—	13,135	—	13,135
March 29, 2025	$41,663	51,201	$512	$1,978,052	$1,837,569	$(265,246)	2,086	$(356,551)	$3,194,336	$5,783	$3,200,119

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
Net income	1,201	—	—	—	72,960	—	—	—	72,960	321	73,281
Other comprehensive income (loss), net of tax	(2,763)	—	—	—	—	(53,492)	—	—	(53,492)	—	(53,492)
Adjustment of redeemable noncontrolling interests to redemption value	4,807	—	—	(4,406)	(401)	—	—	—	(4,807)	—	(4,807)
Dividends declared to noncontrolling interests	(2,192)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	214	2	21,503	—	—	—	—	21,505	—	21,505
Purchase of treasury shares	—	—	—	—	—	—	42	(9,351)	(9,351)	—	(9,351)
Stock-based compensation	—	—	—	16,738	—	—	—	—	16,738	—	16,738
March 30, 2024	$57,775	51,552	$515	$1,939,413	$1,959,777	$(249,919)	42	$(9,351)	$3,640,435	$5,715	$3,646,150

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
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
Newly Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40)” which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. This new guidance is effective for the Company for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s RMS reportable segment includes products and services offered within Research Models, Research Model Services, and Cell Solutions. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of clients’ research operations (including recruitment, training, staffing, and management services) within the clients’ facilities and utilizing the Charles River Accelerator and Development Lab (CRADL™) offerings, which provide vivarium space to clients, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models, and Cell Solutions which supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow as well as cells from disease state donors.
The Company’s DSA reportable segment includes discovery and safety assessment services. The Company provides regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro (non-animal) and in vivo (in research models) studies, laboratory support services, including bioanalytical and strategic non-clinical consulting and program management to support product development.
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
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$97,004	$97,049
Services and products transferred at a point in time	116,069	123,858
Total RMS revenue	213,073	220,907
DSA
Services and products transferred over time	591,520	604,125
Services and products transferred at a point in time	1,089	1,327
Total DSA revenue	592,609	605,452
Manufacturing
Services and products transferred over time	91,467	100,058
Services and products transferred at a point in time	87,019	85,143
Total Manufacturing revenue	178,486	185,201
Total revenue	$984,168	$1,011,560

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	March 29, 2025	December 28, 2024
	(in thousands)
Assets from contracts with customers
Client receivables	$556,937	$527,705
Unbilled revenue	215,950	211,511
Total	772,887	739,216
Less: Allowance for credit losses	(16,258)	(18,301)
Trade receivables and contract assets, net	$756,629	$720,915

Liabilities from contracts with customers
Current deferred revenue	$250,462	$248,322
Long-term deferred revenue (included in Other long-term liabilities)	33,945	34,291
Customer contract deposits (included in Other current liabilities)	99,654	89,446
Approximately 70% of unbilled revenue as of December 28, 2024, which was $212 million, was billed during the three months ended March 29, 2025. Approximately 70% of unbilled revenue as of December 30, 2023, which was $228 million, was billed during the three months ended March 30, 2024.
Approximately 60% of contract liabilities as of December 28, 2024, which was $283 million, were recognized as revenue during the three months ended March 29, 2025. Approximately 60% of contract liabilities as of December 30, 2023, which was $273 million, were recognized as revenue during the three months ended March 30, 2024.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $39 million and $38 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of March 29, 2025 and December 28, 2024, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Beginning balance	$18,301	$25,722
Provisions	2,007	934
Reductions	(4,050)	(1,249)
Ending balance	$16,258	$25,407
Net provision expenses were $1.5 million and $0.8 million during the three months ended March 29, 2025 and March 30, 2024, respectively and include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 29, 2025. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of March 29, 2025 was $781.9 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Performance Obligations
As part of the Company’s service offerings, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year, and recorded within service revenue. The Company recognized $11.6 million and $21.0 million in lease revenue during the three months ended March 29, 2025 and March 30, 2024. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.
3. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in three reportable segments: RMS, DSA, and Manufacturing. The reportable segments comprise the structure used by the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to make key operating decisions and assess performance. These segments are strategic business units with differing products and services.
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

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
RMS
Revenue	$213,073	$220,907
Cost of revenue (excluding amortization of intangible assets)	139,296	140,925
Selling, general and administrative	24,206	30,893
Amortization of intangible assets	5,966	5,940
Operating income	$43,605	$43,149

DSA
Revenue	$592,609	$605,452
Cost of revenue (excluding amortization of intangible assets)	420,143	417,912
Selling, general and administrative	65,293	56,859
Amortization of intangible assets	13,221	15,842
Operating income	$93,952	$114,839

Manufacturing
Revenue	$178,486	$185,201
Cost of revenue (excluding amortization of intangible assets)	106,997	107,880
Selling, general and administrative	34,032	32,847
Amortization of intangible assets	46,077	10,793
Operating income (loss)	$(8,620)	$33,681

Unallocated Corporate (1)
Selling, general and administrative	$54,268	$65,692
Operating loss	$(54,268)	$(65,692)

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Revenue
RMS	$213,073	$220,907
DSA	592,609	605,452
Manufacturing	178,486	185,201
Total revenue	$984,168	$1,011,560

Operating Income (Loss)
RMS	$43,605	$43,149
DSA	93,952	114,839
Manufacturing	(8,620)	33,681
Segment operating income	128,937	191,669
Unallocated Corporate	(54,268)	(65,692)
Operating income	$74,669	$125,977
Other income (expense):
Interest income	1,404	2,202
Interest expense	(27,884)	(35,001)
Other income (expense), net	(12,211)	5,833
Income before income taxes	$35,978	$99,011

Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
March 29, 2025	$7,286	$34,521	$17,279	$238	$59,324
March 30, 2024	20,044	48,959	8,862	1,279	79,144

Depreciation and amortization (1)
Three Months Ended:
March 29, 2025	$21,761	$42,084	$54,623	$1,896	$120,364
March 30, 2024	18,123	45,789	19,805	1,640	85,357
(1) Depreciation and amortization includes both inventory step up amortization expense and biological assets amortization expense.
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Three Months Ended:
March 29, 2025	$536,955	$263,250	$125,353	$41,942	$16,668	$984,168
March 30, 2024	562,317	276,319	110,401	45,772	16,751	1,011,560

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Long-lived assets
March 29, 2025	$908,579	$427,205	$148,614	$64,716	$37,955	$1,587,069
December 28, 2024	941,621	412,967	147,039	66,046	36,341	1,604,014
4. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Cash paid for income taxes	$17,324	$18,728
Cash paid for interest	29,088	38,258
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$22,391	$23,911
Assets acquired under finance leases	—	3,159
Cash, cash equivalents and restricted cash is included in the accompanying unaudited condensed consolidated balance sheets as follows:

	March 29, 2025	March 30, 2024
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$229,356	$327,039
Restricted cash included in Other current assets	904	10,327
Restricted cash included in Other assets	1,468	1,169
Cash, cash equivalents, and restricted cash, end of period	$231,728	$338,535
5. INVENTORY
Inventories
The composition of inventories is as follows:

	March 29, 2025	December 28, 2024
	(in thousands)
Raw materials and supplies	$42,228	$43,041
Work in process	55,543	51,785
Finished products	192,385	183,718
Inventories	$290,156	$278,544
Inventory step up amortization expense for the three months ended March 29, 2025 and March 30, 2024 was $6.2 million and $5.8 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	March 29, 2025	December 28, 2024
	(in thousands)
Land	$70,602	$71,736
Buildings (1)	1,045,379	1,069,667
Machinery and equipment (1)	1,044,254	1,029,424
Leasehold improvements	429,052	438,746
Furniture and fixtures	30,697	30,413
Computer hardware and software (1)	276,353	268,032
Vehicles (1)	7,030	6,800
Construction in progress	146,327	143,306
Total	3,049,694	3,058,124
Less: Accumulated depreciation	(1,462,625)	(1,454,110)
Property, plant and equipment, net	$1,587,069	$1,604,014

(1) These balances include assets under finance leases.
As of March 29, 2025, the Company included approximately $20 million of certain property, plant and equipment primarily related to corporate assets as held for sale within other assets on the unaudited condensed consolidated balance sheets.
Depreciation expense in the three months ended March 29, 2025 and March 30, 2024 was $43.4 million and $45.7 million, respectively.
Change in estimated useful lives
In accordance with its policy, the Company reviews the estimated useful lives of its property, plant and equipment on an ongoing basis. This review indicated that the actual lives of certain assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial reporting. As a result, effective December 29, 2024, the first day of fiscal 2025, the Company changed certain estimates of the useful lives to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of machinery and equipment, which was previously 5 years increased to 7 years, and building improvements that was previously 10 years increased to 15 years. The effect of this change in estimate reduced depreciation expense by $4.5 million during the three months ended March 29, 2025, increasing net income available to Charles River Laboratories International, Inc. common shareholders by $3.4 million and basic and diluted earnings per share by approximately $0.07.
7. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Beginning balance	$116,561	$121,158
Capital contributions	5,216	3,829
Distributions	(2,653)	(9,353)
Gains (losses)	(8,634)	8,174
Foreign currency translation	551	(100)
Ending balance	$111,041	$123,708

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Beginning balance	$101,790	$122,653
Purchase of investments	2,241	—
Gain (loss)	(1,740)	(2,294)
Foreign currency translation	694	(524)
Ending balance	$102,985	$119,835
8. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 29, 2025
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$31	$—	$31
Other assets:
Life insurance policies	—	46,052	—	46,052
Total assets measured at fair value	$—	$46,083	$—	$46,083

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$25,000	$25,000
Other long-term liabilities measured at fair value:
Contingent consideration	$—	$—	$25,220	$25,220
Total liabilities measured at fair value	$—	$—	$50,220	$50,220
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 29, 2025, there were no transfers between levels.

	December 28, 2024
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$30	$—	$30
Other assets:
Life insurance policies	—	48,152	—	48,152
Total assets measured at fair value	$—	$48,182	$—	$48,182

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$25,000	$25,000
Other long-term liabilities measured at fair value
Contingent consideration	$—	$—	$24,311	$24,311
Total liabilities measured at fair value	$—	$—	$49,311	$49,311
During the year ended December 28, 2024, there were no transfers between levels.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Beginning balance	$49,311	$33,265
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	909	—
Ending balance	$50,220	$33,265
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $55.0 million, of which the value accrued as of March 29, 2025 is $50.2 million as the probability of achieving the maximum target is estimated to be 91%. The volatility and weighted average cost of capital is approximately 20% and 8%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
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

	March 29, 2025		December 28, 2024
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$478,750	$500,000	$473,750
3.75% Senior Notes due 2029	500,000	458,100	500,000	456,250
4.00% Senior Notes due 2031	500,000	448,600	500,000	441,250
9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing (2)	Total
	(in thousands)
December 28, 2024	$496,740	$1,635,651	$714,217	$2,846,608
Divestitures	—	(4,000)	—	(4,000)
Foreign exchange	12,675	7,944	10,175	30,794
March 29, 2025	$509,415	$1,639,595	$724,392	$2,873,402
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
(2) Manufacturing includes an accumulated impairment loss of $215 million, which was recognized in fiscal year 2024.
As of the beginning of fiscal 2025, the Company has combined the Discovery Services and Safety Assessment reporting units into a single reporting unit consistent with recent changes to the DSA integrated operating structure.
The increase in goodwill during the three months ended March 29, 2025 is primarily related to the effect of foreign exchange; partially offset by a divestiture of a site in the DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	March 29, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,503,906	$(887,114)	$616,792	$1,505,871	$(823,903)	$681,968
Technology	137,616	(116,720)	20,896	139,335	(116,536)	22,799
Trademarks and trade names	11,948	(5,992)	5,956	11,827	(5,630)	6,197
Other	20,959	(8,898)	12,061	39,819	(27,383)	12,436
Intangible assets	$1,674,429	$(1,018,724)	$655,705	$1,696,852	$(973,452)	$723,400
The decrease in intangible assets for the three months ended March 29, 2025 related primarily to the accelerated amortization of certain CDMO client relationships in the Biologics Solutions reporting unit, normal amortization over the useful lives, and a divestiture of a site in the DSA reportable segment.
Amortization expense of definite-lived intangible assets for three months ended March 29, 2025 and March 30, 2024 was $65.3 million and $32.6 million, respectively. Amortization expense for the three months ended March 29, 2025 includes $35.5 million of accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers in 2025 which was identified in fiscal year 2024.
10. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	March 29, 2025	December 28, 2024
	(in thousands)
Revolving facility	$984,650	$714,948
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	15,526	15,603
Finance leases	29,060	28,444
Total debt and finance leases	2,529,236	2,258,995
Less:
Current portion of long-term debt	121	155
Current portion of finance leases	3,348	2,774
Current portion of long-term debt and finance leases	3,469	2,929
Long-term debt and finance leases	2,525,767	2,256,066
Debt discount and debt issuance costs	(15,013)	(15,861)
Long-term debt, net and finance leases	$2,510,754	$2,240,205
As of March 29, 2025 and December 28, 2024, the weighted average interest rate on the Company’s debt was 4.59% and 4.48%, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revolving Credit Facility
The Company has a revolving credit facility “Credit Facility” that provides for up to $2.0 billion of multi-currency revolving credit. The Credit Facility has a maturity date of December 2029, with no required scheduled payment before that date. The interest rates applicable to the revolving facility are equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio.
Letters of Credit
As of March 29, 2025 and December 28, 2024, the Company had $22.1 million and $22.4 million, respectively, in outstanding letters of credit.
11. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Numerator:
Net income	$25,878	$74,482
Less: Net income attributable to noncontrolling interests	409	1,522
Net income attributable to Charles River Laboratories International, Inc.	25,469	72,960

Calculation of net income per share attributable to Charles River Laboratories International, Inc. common shareholders
Net income attributable to Charles River Laboratories International, Inc.	$25,469	$72,960
Less: Adjustment of redeemable noncontrolling interest (1)	—	401
Less: Incremental dividends attributable to noncontrolling interest holders (2)	—	5,230
Net income available to Charles River Laboratories International, Inc. common shareholders	$25,469	$67,329

Denominator:
Weighted-average shares outstanding - Basic	50,677	51,437
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	176	405
Weighted-average shares outstanding - Diluted	50,853	51,842

Anti-dilutive common stock equivalents (3)	958	448

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

Treasury Shares
On August 2, 2024, the Company’s Board of Directors approved a stock repurchase authorization of $1.0 billion. During the three months ended March 29, 2025, the Company repurchased 2.1 million shares of common stock for $350.0 million under the new stock repurchase program. As of March 29, 2025, the Company had $549.3 million remaining on the current authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired less than 0.1 million during the three months ended March 29, 2025 and 0.1 million in the three months ended March 30, 2024, for $3.1 million and $9.4 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 28, 2024	$(261,471)	$(55,874)	$(317,345)
Other comprehensive income before reclassifications	61,239	408	61,647
Net current period other comprehensive income	61,239	408	61,647
Income tax expense	9,449	99	9,548
March 29, 2025	$(209,681)	$(55,565)	$(265,246)
Redeemable Noncontrolling Interests
The Company has held and continues to hold redeemable noncontrolling interests. Since the Company has the right to purchase, and the noncontrolling interest holders have the right to require the Company to purchase the remaining interest, which represents a derivative embedded within the equity instrument, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities.
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
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. Additionally, during fiscal year 2024 the 10% noncontrolling interest holders were eligible to receive a dividend disproportionate to their equity ownership, of which the fair value of $8.0 million as of the acquisition date was recorded within the redeemable noncontrolling interest. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of March 29, 2025, the redemption value of $41.7 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $1.3 million for the three months ended March 29, 2025. As of March 30, 2024, the redemption value of $45.8 million exceeded both the carrying value and fair value, resulting in both an adjustment to additional paid in capital of $1.7 million and an adjustment to retained earnings of $0.4 million, respectively.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vital River
The Company held a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor. The amount that the Company could be required to pay to purchase the remaining 8% equity interest was not limited. During fiscal year 2023, the Company acquired the remaining 8% for a total sale amount of $24.4 million. The remaining purchase price payable of $19.1 million was included in Accrued liabilities within the Company’s consolidated balance sheet as of December 28, 2024 and was paid during the three months ended March 29, 2025.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not material during the three months ended March 29, 2025 and March 30, 2024.
12. INCOME TAXES
The Company’s effective tax rates for the three months ended March 29, 2025 and March 30, 2024 were 28.1% and 24.8%, respectively. The increase in the effective tax rate for the three months ended March 29, 2025 compared to the corresponding prior year period was primarily attributable to the tax impact of jurisdictional mix of income.
For the three months ended March 29, 2025, the Company’s unrecognized tax benefits increased by $2.3 million to $27.3 million, primarily due to increases in research and development tax credit reserves, as well as unfavorable foreign exchange movement. For the three months ended March 29, 2025, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.9 million to $22.9 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $2.2 million as of March 29, 2025. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $8.9 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	March 29, 2025	December 28, 2024	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$90,181	$82,995	Other current assets
Accrued income taxes	41,409	31,872	Other current liabilities
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2020.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, France, China, Hungary, Israel, Ireland, and India. The Company does not anticipate resolution of these audits will have a material impact on its unaudited condensed consolidated financial statements.
13. RESTRUCTURING AND ASSET IMPAIRMENTS
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restructuring costs by reportable segment:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
RMS	$1,424	$7,387
DSA	17,542	6,491
Manufacturing	3,711	1,631
Unallocated corporate	1,168	1,490
Total	$23,845	$16,999
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	March 29, 2025			March 30, 2024
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$7,698	$13,173	$20,871	$4,810	$1,108	$5,918
Cost of products sold (excluding amortization of intangible assets)	263	1,233	1,496	678	1,330	2,008
Selling, general and administrative	453	1,025	1,478	3,549	5,524	9,073
Total restructuring costs	$8,414	$15,431	$23,845	$9,037	$7,962	$16,999
Rollforward of Restructuring Activities
The following table provides a rollforward for the Company’s accrued restructuring costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Three Months Ended March 29, 2025
Beginning balance	$24,469	$—	$875	$25,344
Expense	8,414	10,306	5,125	23,845
Payments / utilization	(9,052)	—	(5,268)	(14,320)
Other non-cash adjustments	—	(10,306)	143	(10,163)
Foreign currency adjustments	93	—	—	93
Ending Balance	$23,924	$—	$875	$24,799

Three Months Ended March 30, 2024
Beginning balance	$4,175	$—	$875	$5,050
Expense	9,037	5,251	2,711	16,999
Payments / utilization	(3,235)	—	(2,499)	(5,734)
Other non-cash adjustments	—	(5,251)	(212)	(5,463)
Foreign currency adjustments	(40)	—	—	(40)
Ending Balance	$9,937	$—	$875	$10,812
As of March 29, 2025 and December 28, 2024, $24.8 million and $25.3 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. COMMITMENTS AND CONTINGENCIES
Litigation
On February 17, 2023, the Company received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into the Company’s conduct regarding several shipments of non-human primates from Cambodia. That investigation remains ongoing and the Company is continuing to cooperate with the investigation. As also previously disclosed, a parallel civil investigation is being undertaken by the DOJ and USFWS. The Company is also cooperating with that investigation, and although the Company continues to dispute the merits of certain positions taken by the DOJ and USFWS in the civil investigation, the Company has discussed a potential resolution of that matter with the DOJ and USFWS. Those discussions are ongoing. Although the Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, including the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. Due to a number of factors, including the age of these NHP’s during the fourth quarter of fiscal year 2024, the Company recorded a charge of $27 million to costs of products sold to reflect the reduction in carrying value of this inventory to zero. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with the requests. The Company’s Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. The Company is not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding resolution and future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Aside from the matters above, the Company believes there are no other matters pending against the Company that could have a material impact on the Company’s business, financial condition, or results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” included elsewhere within this Form 10-Q. Certain percentage changes may not recalculate due to rounding.
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
Our RMS reportable segment includes the products and services offered within Research Models, Research Model Services, and Cell Solutions. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities as well as our own vivarium space, utilizing our Charles River Accelerator and Development Lab (CRADL™) offerings, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Cell Solutions which provides controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow as well as cells from disease state donors.
Our DSA segment is comprised of Discovery and Safety Assessment services. We provide regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro (non-animal) and in vivo (in research models) studies, laboratory support services, including bioanalytical and strategic non-clinical consulting and program management to support product development.
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
U.S. Government Investigations into the Non-Human Primate Supply Chain
On February 17, 2023, we received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into our conduct regarding several shipments of non-human primates from Cambodia. That investigation remains ongoing and we are continuing to cooperate with the investigation. As also previously disclosed, a parallel civil investigation is being undertaken by the DOJ and USFWS. We are also cooperating with that investigation, and although we continue to dispute the merits of certain positions taken by the DOJ

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
and USFWS in the civil investigation, we have discussed a potential resolution of that matter with the DOJ and USFWS. Those discussions are ongoing. Although we maintain a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, including the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), in connection with the civil investigation, we have voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that we and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. We continue to care for the Cambodia-sourced non-human primates from certain shipments in the United States. Due to a number of factors, including the age of these NHP’s, during the fourth quarter of fiscal year 2024, we recorded a charge of $27 million to costs of products sold to reflect the reduction in carrying value of this inventory to zero. On May 16, 2023, we received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting us to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and we are cooperating with the requests. Our Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities. None of the DOJ, USFWS or SEC has provided us with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding resolution and future processes and procedures, will be concluded or resolved. We cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
Recent Government Actions
In February 2025 the U.S. government announced plans to enact increased tariffs on Canada, China and Mexico, later broadening the increase to various countries within Europe, Africa and Asia. Subsequently, in April 2025, the U.S. formalized actions to delay the effective date of certain tariffs. As of the date of this report, a number of new tariffs remain in effect, including tariffs between the U.S., and countries from which we obtain significant supply, such as Vietnam, Mauritius and China. The extent and duration of these tariffs and the resulting impact on macroeconomic conditions and our business are uncertain and may depend on various factors including, but not limited to, negotiations between the U.S. and affected countries, reciprocal or retaliatory actions imposed by other countries, tariff exemptions, negative sentiment toward U.S. companies and products, and the availability of lower cost inputs that may be sourced domestically. While we plan to offset most of the estimated tariffs by passing along these higher costs, we will continue to evaluate the nature and extent of the impacts to our business and our operating results.
In April 2025, the U.S. Food and Drug Administration (FDA) announced plans to launch a pilot program to reduce animal testing in preclinical safety studies with scientifically validated cell-based and new approach methodologies (NAMs), such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays. We support the FDA’s announcement as we believe the program aligns with the vision previously outlined in the FDA Modernization Act 2.0 and aims to develop a clearer regulatory pathway to streamline the drug development process and safely advance innovative technologies, including alternatives to the current animal based development process. As a leader in preclinical drug development, this vision is consistent with our long-standing mission to drive greater efficiency in the drug development process, enhance scientific innovation, and promote the responsible use of animals in biomedical research. We are continuously evaluating innovative approaches in drug development and have invested in virtual control groups for safety assessment studies and partnerships utilizing AI technologies to reduce animal use. Further, in April 2024, we launched our own Alternative Methods Advancement Project (AMAP), which is an initiative dedicated to developing alternatives to the use of animal testing within the drug development process. We remain committed to continuing to collaborate with regulatory agencies, including the FDA, the biopharmaceutical industry and other stakeholders, to help develop, validate, and implement an efficient process for our clients’ regulatory submissions that support the use of new, non-animal based technologies.
Global Market Environment
We are continuing to see a cautious spending environment from our client base, principally within our DSA segment related to our global biopharmaceutical and biotechnology clients, as they reassess their budgets, reprioritize their drug pipelines, and manage their cost structures. Despite these challenges in the current macroeconomic environment, DSA backlog remained steady at $2.0 billion as of March 29, 2025 and December 28, 2024, respectively.
In response to recent trends observed across each of our businesses in the global market environment, we have undertaken and will continue to implement restructuring actions at various locations across North America, Europe and Asia. This includes workforce right-sizing actions, resulting in severance and transition costs; and costs related to the consolidation of facilities to optimize our global footprint and drive greater operating efficiency across the company, resulting in asset impairment, accelerated depreciation, and other site consolidation charges. During fiscal year 2023, we began taking restructuring actions as a result of these emerging business trends. We incurred restructuring charges of $23.8 million during the three months ended March 29, 2025 and $107.0 million and $29.7 million during fiscal 2024 and fiscal 2023, respectively. We expect that these

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
effectuated actions, as well as other upcoming planned actions designed to optimize our global footprint to drive greater operating efficiency, will result in approximately $225 million of cost savings on an annualized basis, of which approximately $175 million will impact fiscal year 2025.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for three months ended March 29, 2025 decreased $27.4 million, or 2.7%, to $984.2 million compared to $1,011.6 million in the corresponding period in 2024. The decrease in revenue was primarily due to our DSA business, which experienced lower volume driven by continued cautious client spending as a result of the biopharmaceutical demand environment, and to a lesser extent driven by declines in both RMS and Manufacturing, when compared to the corresponding periods in 2024.
For the three months ended March 29, 2025, our operating income and operating income as a percentage of revenue were $74.7 million and 7.6% respectively, compared to $126.0 million and 12.5% respectively, in the corresponding period of 2024. The decreases in operating income and operating income as a percentage of revenue for the three months ended March 29, 2025 were primarily due to the revenue impacts described above coupled with accelerated amortization expense recognized as a result of a decrease in the remaining useful life of certain CDMO client relationships due to a loss of key customers, restructuring activities, including asset impairments, and other site consolidation costs, and third-party legal costs in our DSA reportable segment.
Net income available to Charles River Laboratories International, Inc., common shareholders decreased to $25.5 million in the three months ended March 29, 2025, from $67.3 million in the corresponding period of 2024. The decreases in net income available to common shareholders were due principally to the decreases in operating income described above.
During the three months ended March 29, 2025, our cash flows from operations were $171.7 million compared with $129.9 million for the same period in 2024. The increase was primarily driven by lower payments of variable compensation and favorable timing of payments to our suppliers and vendors, partially offset by higher purchases of inventory to support our DSA reportable segment.
Three Months Ended March 29, 2025 Compared to Three Months Ended March 30, 2024
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change
	(in thousands, except percentages)
Service revenue	$797,923	$816,862	$(18,939)	(2.3)%
Product revenue	186,245	194,698	(8,453)	(4.3)%
Total revenue	$984,168	$1,011,560	$(27,392)	(2.7)%

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$213,073	$220,907	$(7,834)	(3.5)%	(1.0)%
DSA	592,609	605,452	(12,843)	(2.1)%	(0.6)%
Manufacturing	178,486	185,201	(6,715)	(3.6)%	(1.4)%
Total revenue	$984,168	$1,011,560	$(27,392)	(2.7)%	(0.9)%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents operating income by reportable segment:

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$43,605	$43,149	$456	1.1%	(2.0)%
DSA	93,952	114,839	(20,887)	(18.2)%	2.8%
Manufacturing	(8,620)	33,681	(42,301)	(125.6)%	(1.2)%
Unallocated corporate	(54,268)	(65,692)	11,424	(17.4)%	(0.4)%
Total operating income	$74,669	$125,977	$(51,308)	(40.7)%	1.8%
Operating income % of revenue	7.6%	12.5%		(490) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$213,073	$220,907	$(7,834)	(3.5)%	(1.0)%
Cost of revenue (excluding amortization of intangible assets)	139,296	140,925	(1,629)	(1.2)%
Selling, general and administrative	24,206	30,893	(6,687)	(21.6)%
Amortization of intangible assets	5,966	5,940	26	0.4%
Operating income	$43,605	$43,149	$456	1.1%	(2.0)%
Operating income % of revenue	20.5%	19.5%		100 bps
RMS revenue decreased $7.8 million primarily driven by a decrease in large research model product revenue due to timing of sales, lower Cell Solutions product revenue, and the effect of changes in foreign currency exchange rates; partially offset by an increase in small research models product revenues across all geographic areas principally due to price.
RMS operating income increased $0.5 million compared to the corresponding period in 2024. RMS operating income as a percentage of revenue for the three months ended March 29, 2025 was 20.5%, an increase of 100 bps from 19.5% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue increased primarily due to lower charges related to restructuring activities, including severance, asset impairments, and site consolidation charges; partially offset by the impacts of the RMS revenue drivers described above compared to the corresponding period in 2024.
DSA

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$592,609	$605,452	$(12,843)	(2.1)%	(0.6)%
Cost of revenue (excluding amortization of intangible assets)	420,143	417,912	2,231	0.5%
Selling, general and administrative	65,293	56,859	8,434	14.8%
Amortization of intangible assets	13,221	15,842	(2,621)	(16.5)%
Operating income	$93,952	$114,839	$(20,887)	(18.2)%	2.8%
Operating income % of revenue	15.9%	19.0%		(310) bps
DSA revenue decreased $12.8 million primarily due to lower volume driven by continued cautious client spending as a result of the current demand environment and the effect of changes in foreign currency exchange rates.
DSA operating income decreased $20.9 million compared to the corresponding period in 2024. DSA operating income as a percentage of revenue for the three months ended March 29, 2025 was 15.9%, a decrease of 310 bps from 19.0% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, restructuring activities, including asset impairments and site consolidation charges, and certain third-party legal costs incurred in connection with the investigations by the U.S. government into the non-human primate supply chain compared to the corresponding period in 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Manufacturing

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$178,486	$185,201	$(6,715)	(3.6)%	(1.4)%
Cost of revenue (excluding amortization of intangible assets)	106,997	107,880	(883)	(0.8)%
Selling, general and administrative	34,032	32,847	1,185	3.6%
Amortization of intangible assets	46,077	10,793	35,284	326.9%
Operating income (loss)	$(8,620)	$33,681	$(42,301)	(125.6)%	(1.2)%
Operating income (loss) % of revenue	(4.8)%	18.2%		(2,300) bps
Manufacturing revenue decreased $6.7 million primarily due to decreased revenue in our Biologics Solutions business, driven by decreased demand for CDMO services and Biologics Testing, and the effect of changes in foreign currency exchange rates; partially offset by an increase in our Microbial Solutions business driven by higher product revenue associated with endotoxin product revenue and identification services revenue.
Manufacturing operating income decreased $42.3 million compared to the corresponding period in 2024. Manufacturing operating income as a percentage of revenue for the three months ended March 29, 2025 was (4.8)%, a decrease of 2300 bps from 18.2% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers within the CDMO business, and restructuring activities, including severance and site consolidation charges, compared to the corresponding period in 2024.
Unallocated Corporate

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$54,268	$65,692	$(11,424)	(17.4)%	(0.4)%
Unallocated corporate % of revenue	5.5%	6.5%		(100) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $11.4 million, or 17.4%, compared to the corresponding period in 2024 is primarily due to lower employee compensation and benefits related costs compared to the corresponding period in 2024. Costs as a percentage of revenue for the three months ended March 29, 2025 were 5.5%, a decrease of 100 bps from 6.5% for the corresponding period in 2024.
Other Income (Expense)

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$1,404	$2,202	$(798)	(36.2)%
Interest expense	(27,884)	(35,001)	7,117	(20.3)%
Other income (expense), net	(12,211)	5,833	(18,044)	(309.3)%
Total other expense, net	$(38,691)	$(26,966)	$(11,725)	43.5%
Interest income for the three months ended March 29, 2025 was $1.4 million, a decrease of $0.8 million, or 36.2%, primarily due to higher interest earned on term deposits that matured in 2024.
Interest expense for the three months ended March 29, 2025 was $27.9 million, a decrease of $7.1 million, or 20.3%, compared to $35.0 million in the corresponding period in 2024. The decrease was due primarily to lower average debt balances as we continue to pay down our revolving credit facility.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Other expense, net for the three months ended March 29, 2025 was $12.2 million compared to Other income, net of $5.8 million for the corresponding period in 2024 due primarily to venture capital investment losses of $8.6 million as compared to gains of $8.2 million in the corresponding period in 2024.
Income Taxes

	Three Months Ended
	March 29, 2025	March 30, 2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$10,100	$24,529	$(14,429)	(58.8)%
Effective tax rate	28.1%	24.8%		330 bps
Income tax expense for the three months ended March 29, 2025 was $10.1 million, a decrease of $14.4 million compared to $24.5 million for the corresponding period in 2024. Our effective tax rate was 28.1% for the three months ended March 29, 2025 compared to 24.8% for the corresponding period in 2024. The increase in our effective tax rate in the three months ended March 29, 2025 compared to the corresponding period in 2024 was primarily attributable to tax impact of jurisdictional mix of income.
Liquidity and Capital Resources
Liquidity and Cash Flows
In general we require cash to fund our working capital needs, capital expansion, acquisitions, debt payments, lease payments, venture capital investment, restructuring initiatives, and pension obligations. Our principal sources of liquidity have been our cash flows from operations supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and short-term investments:

	March 29, 2025	December 28, 2024
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$2,382	$4,219
Held in non-U.S. entities	226,974	190,387
Total cash and cash equivalents	229,356	194,606
Short-term investments:
Held in non-U.S. entities	63	62
Total cash, cash equivalents and short-term investments	$229,419	$194,668
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Net income	$25,878	$74,482
Adjustments to reconcile net income to net cash provided by operating activities	144,532	103,498
Changes in assets and liabilities	1,287	(48,092)
Net cash provided by operating activities	$171,697	$129,888
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, goodwill impairment, debt financing costs, deferred income taxes, long-lived asset impairment changes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, changes in fair value of contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
For the three months ended March 29, 2025, compared to corresponding period in 2024, the increase in net cash provided by operating activities was primarily driven by lower payments of variable compensation and favorable timing of payments to our suppliers and vendors, partially offset by higher purchases of inventory to support our DSA reportable segment.
The following table presents our net cash used in investing activities:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Capital expenditures	$(59,324)	$(79,144)
Investments, net	(3,700)	(6,365)
Proceeds from sale of businesses and assets, net	17,441	—
Other, net	104	(283)
Net cash used in investing activities	$(45,479)	$(85,792)
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions, periodically offset by cash from divestitures.
For the three months ended March 29, 2025, cash used in investing activities was primarily driven by capital expenditures partially offset by proceeds from divestitures of certain site and business assets. Capital expenditures decreased for the three months ended March 29, 2025 as compared to the same period in 2024, as a result of disciplined spend management in light of the global economic environment.
For the three months ended March 30, 2024, cash used in investing activities was primarily driven by capital expenditures to support the growth of the business.
The following table presents our net cash (used in) provided by financing activities:

	Three Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$416,341	$300,882
Payments on long-term debt, revolving credit facility, and finance lease obligations	(149,394)	(292,482)
Proceeds from exercises of stock options	—	21,505
Purchase of treasury stock	(353,132)	(9,351)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(19,140)	—
Other, net	—	(2,208)
Net cash (used in) provided by financing activities	$(105,325)	$18,346
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises.
For the three months ended March 29, 2025, net cash used in financing activities was primarily driven by the following activity:
•Net proceeds of $267.5 million from our Credit Facility
•Treasury stock purchases of $350.0 million associated with our stock repurchase program and $3.1 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $19.1 million for the remaining 8% equity interest in Vital River
For the three months ended March 30, 2024, net cash provided by financing activities was primarily driven by the following activity:
•Net proceeds of $4.3 million from our Credit Facility
•Net proceeds from exercises of employee stock options of $21.5 million
•Treasury stock purchases of $9.4 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Dividend payments to noncontrolling interest holders of $2.2 million

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	March 29, 2025	December 28, 2024
	(in thousands)
Revolving facility	$984,650	$714,948
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,484,650	$2,214,948
The Credit Facility provides for up to $2.0 billion of multi-currency revolving credit and has a maturity date of December 2029, with no required scheduled payment before that date. The interest rates applicable to the revolving facility are equal to (A) for revolving loans denominated in U.S. dollars, at our option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon our leverage ratio.
Our off-balance sheet commitments related to our outstanding letters of credit as of March 29, 2025 and December 28, 2024 were $22.1 million and $22.4 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Mauritian Rupee. During the three months ended March 29, 2025, the most significant drivers of foreign currency translation adjustment we recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Mauritian Rupee, Hungarian Forint, and Canadian Dollar.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended March 29, 2025, our revenue would have increased by $31.7 million, and our operating income would have increased by $0.4 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
On August 2, 2024, our Board of Directors approved a stock repurchase authorization of $1 billion. During the three months ended March 29, 2025, we repurchased 2.1 million shares of common stock for $350.0 million under the new stock repurchase program. As of March 29, 2025, we had $549.3 million remaining on the current authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended March 29, 2025, we acquired less than 0.1 million shares for $3.1 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025. There have been no changes in the Company’s critical accounting policies during the three months ended March 29, 2025.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended March 29, 2025 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 as filed with the SEC on February 19, 2025. Our interest rate and currency exchange rate risks are fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for fiscal year 2024 and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” herein.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of March 29, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of our controls and procedures relative to their costs.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 29, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 17, 2023, the Company received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into the Company’s conduct regarding several shipments of non-human primates from Cambodia. That investigation remains ongoing and we are continuing to cooperate with the investigation. As also previously disclosed, a parallel civil investigation is being undertaken by the DOJ and USFWS. We are also cooperating with that investigation, and although we continue to dispute the merits of certain positions taken by the DOJ and USFWS in the civil investigation, we have discussed a potential resolution of that matter with the DOJ and USFWS. Those discussions are ongoing. Although the Company maintains a global supplier onboarding and oversight program incorporating risk-based due diligence, auditing, and monitoring practices to help ensure the quality of our supplier relationships and compliance with applicable U.S. and international laws and regulations, including the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), in connection with the civil investigation, the Company has voluntarily suspended future shipments of non-human primates from Cambodia to the United States until such time that the Company and USFWS can agree upon and implement additional procedures to reasonably ensure that non-human primates imported from Cambodia are purpose-bred. The Company continues to care for the Cambodia-sourced non-human primates from certain shipments in the United States. Due to a number of factors, including the age of these NHP’s during the fourth quarter of fiscal year 2024, the Company recorded a charge of $27 million to costs of products sold to reflect the reduction in carrying value of this inventory to zero. On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with the requests. The Company’s Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. We are not able to predict what action, if any, might be taken in the future by the DOJ, USFWS, SEC or other governmental authorities. None of the DOJ, USFWS or SEC has provided the Company with any specific timeline or indication as to when these investigations or, specific to the DOJ and USFWS, discussions regarding resolution and future processes and procedures, will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigations, including without limitation any potential fines, penalties or liabilities.
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
with these matters.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2024, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025, except as disclosed below.
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has experienced a rapid increase in new government regulations, including tariffs and proposed tariffs on imports from a wide range of markets and geographies, including some in which we operate. These tariffs/proposed tariffs have prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but as of the date of this report a number of new tariffs remain in effect, including significant tariffs between the U.S. and countries from which we obtain significant supply, such as Vietnam, Mauritius, and China. Collectively, this may adversely impact our operating margin and results of operations, for example, our costs and expenses related to our business activities and those of our customers and suppliers; demand for our products and our competitive positioning; the availability to us of certain products in certain countries; and our supply chain operations. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of these tariffs. Though the risks identified above in certain cases have already adversely impacted part of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.
A reduction or delay in government funding of R&D may adversely affect our business.
A portion of revenue, predominantly in our RMS segment, is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. We also sell directly to the NIH and these other agencies. Government funding of R&D is subject to the political process, which is inherently fluid and unpredictable. For example, the NIH announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect overhead. While, as of the date of this filing, the order is subject to a preliminary injunction, there can be no assurance that a permanent injunction will be granted or that other adverse actions will not be taken. Our revenue may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals, included reduced allocations to government agencies that fund R&D activities. Government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund R&D activities, or NIH funding may not be directed towards projects and studies that require the use of our products and services, both of which could adversely affect our business and our financial results.
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
For example: in December 2022, the FDA Modernization Act 2.0 was passed, which clarifies methods manufacturers and sponsors can use to investigate the safety and efficacy of a drug; and in April 2025 the FDA announced its intention to reduce animal testing in preclinical safety studies with scientifically validated cell-based and new approach methodologies (NAMs), such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays. Eliminating the use of animals in research may have material adverse effects on our business, results of operations, or financial condition. While there have been significant advancements in the development of alternative methods, the complete elimination of animals in research will be a gradual process that may take many years to achieve. While we are committed to working with the industry to support

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
development and to provide the best translational models to supplement or replace traditional models as part of our Replacement, Reduction, and Refinement (3Rs) initiative and our Alternative Methods Advancement Project (AMAP), the use of animals in research is highly regulated and proposed changes to current regulations will need to be carefully evaluated to ensure that they do not compromise the safety and efficacy of new drugs and medical treatments.
Although we believe we are currently in compliance in all material respects with applicable national, regional and local laws, as well as other accepted guidance used by oversight bodies (including the USDA, the standards set by the International Air Transport Association, the Convention on International Trade in Endangered Species of Wild Fauna and Flora, USFWS, The Centers for Disease Control, the Department of Transportation, the Department of State, the office of Laboratory Animal Welfare of NIH, the Drug Enforcement Agency, as well as numerous other oversight agencies in the jurisdictions in which we operate), failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions. For additional discussion of the factors specifically affecting our non-human primates including related oversight trade compliance agencies, please see the sections entitled “Item 1A. Risk Factors – Industry Risk Factors - Several of our product and service offerings, including our non-human primate supply, are dependent on a limited source of supply that, when interrupted, adversely affects our business”, included within our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025 and “Item 1. Legal Proceedings” above. In addition, if regulatory authorities were to mandate a significant reduction in safety assessment procedures that utilize research animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.
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
The scientific community continues to develop NAMs, which do not involve working with animal models and are designed to increase the translation from findings in early-stage discovery and pre-clinical studies to human studies, and vice-versa. As these methods continue to advance, they may supplement, and in some cases possibly replace or supplant methodologies that are currently in use, such as the use of traditional living animals in biomedical research. For example, in April 2025, the FDA announced its intention to reduce animal testing in preclinical safety studies with NAMs, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays. In addition, technological improvements, such as imaging and other translational biomarker technologies, could impact demand for animal research models. Further, manufacturers, including Charles River, have recently introduced recombinant versions of LAL, which has been historically derived from live animals. It is our strategy to explore new technologies to refine and potentially reduce the use of animal models and animal derived products as new in vitro and in silico methods become available and synthetically-manufactured products become validated with sufficient data to ensure public safety. For information regarding our efforts to support development and to provide the best translational models to supplement or replace traditional models, see “Our Strategy” included within our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025. However, we may not be able to develop new products, inputs or processes effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models, inputs or processes with characteristics different from those that we produce, and that may be viewed as more desirable by some of our clients.
Our quarterly operating results may vary, which could negatively affect the market price of our common stock.
Our results of operations in any quarter may vary from quarter to quarter and are influenced by the risks discussed above, as well as: changes in the general global economy; changes in the mix of our products and services; changes in government regulation or in practices related to the pharmaceutical or biotechnology industries, including with respect to the use of NAMs; cyclical buying patterns of our clients; the financial performance of our strategic and venture capital investments; certain acquisition-related adjustments, including change in fair value of contingent payments both receivable from or payable to counterparties; and the occasional extra week (“53rd week”) that we recognize in a fiscal year (and fourth fiscal quarter thereof), including 2022, due to our fiscal year ending on the last Saturday in December. We believe that operating results for

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.
Our review of potential strategic alternatives may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or the outcome could adversely affect our business.
On May 6, 2025, in connection with a Cooperation Agreement entered into with a large shareholder of the Company, we agreed, among other things, to have the Strategic Partnership and Capital Allocation Committee of our Board of Directors oversee and direct a comprehensive strategic review and evaluation of the Company’s business and prospects, including an examination of various alternatives to enhance long-term stockholder value. There is no assurance that the process will result in the approval or completion of any specific transaction or outcome. Further, there is no guarantee that any transaction resulting from the strategic review will ultimately benefit our stockholders.
The process of reviewing potential strategic and operational alternatives is time consuming and costly and may divert management’s attention. It may also be disruptive to our business operations and long-term planning, which may cause concern to our current or potential investors, customers, employees, strategic partners, vendors and other stakeholders and may have a material impact on our operating results or result in increased volatility in our stock price.
Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on favorable terms. There can be no assurance that any potential transaction or other strategic alternative will be successfully implemented, achieve the intended benefits or provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our common stock and difficulty attracting and retaining qualified talent and business partners.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended March 29, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
December 29, 2024 to January 25, 2025	235	$183.22	—	$899,326
January 26, 2025 to February 22, 2025	18,387	165.57	—	899,326
February 23, 2025 to March 29, 2025	2,067,346	169.32	2,067,326	549,285
Total	2,085,968		2,067,326

(1) The average price paid per share excludes $3.4 million of excise taxes incurred on share repurchases for the three months ended March 29, 2025.
On August 2, 2024, our Board of Directors has authorized, in aggregate, a stock repurchase authorization of $1 billion. During the three months ended March 29, 2025, we repurchased 2.1 million shares of common stock for $350.0 million under the new stock repurchase program. As of March 29, 2025, we had $549.3 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended March 29, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:
•On February 19, 2025, James Foster, our Chair, President, and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement, dated February 26, 2024, for the sale of up to 129,721 shares of common stock. Mr. Foster had sold 25,000 shares, pursuant to his Rule 10b5-1 trading arrangement, on August 1, 2024. Absent such termination, the Rule 10b5-1 trading arrangement would have expired on June 30, 2026.
•On March 6, 2025, Mr. Foster entered into a Rule 10b5-1 trading arrangement for the sale of up to 168,463 shares of common stock. The arrangement’s expiration date is August 21, 2027.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•On February 19, 2025, Ms. Birgit Girshick, our Corporate Executive Vice President and Chief Operating Officer, terminated a Rule 10b5-1 trading arrangement, dated November 22, 2023, for the sale of up to 22,362 shares of common stock. Ms. Girshick did not sell any shares pursuant to such plan, which, absent such termination, would have expired on February 28, 2025.
•On March 3, 2025, Ms. Girshick entered into a Rule 10b5-1 trading arrangement for the sale of up to 31,314 shares of common stock. The arrangement’s expiration date is August 31, 2026.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 7, 2025	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 7, 2025	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer