Form 10-Q
period 2025-06-28
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2025-08-06
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 28, 2025

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2025, there were 49,214,178 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2025

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 28, 2025 and June 29, 2024	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 28, 2025 and June 29, 2024	4
	Condensed Consolidated Balance Sheets (Unaudited) as of June 28, 2025 and December 28, 2024	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 28, 2025 and June 29, 2024	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three and six months ended June 28, 2025 and June 29, 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Overview	26
	Results of Operations	28
	Liquidity and Capital Resources	34
	Critical Accounting Policies and Estimates	37
	Recent Accounting Pronouncements	38
3	Quantitative and Qualitative Disclosure About Market Risk	38
4	Controls and Procedures	38
PART II - OTHER INFORMATION
1	Legal Proceedings	39
1A	Risk Factors	39
2	Unregistered Sales of Equity Securities and Use of Proceeds	42
5	Other Information	42
6	Exhibits	43

Signatures		44

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of NHPs and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the U.S. Securities and Exchange Commission (SEC)’s investigation and inquiry related to the NHP supply chain (including shipments of non-human primates from Cambodia received by the Company), (2) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, (3) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023, and (4) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we source are purpose-bred; changes and uncertainties in the global economy and financial markets; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the nature, timing and impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to study cancellation rates and the impact of such cancellations; our expectations with respect to tax rates and benefits, including the impact of tax legislation on our operations; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service revenue	$840,836	$842,900	$1,638,759	$1,659,762
Product revenue	191,299	183,217	377,544	377,915
Total revenue	1,032,135	1,026,117	2,016,303	2,037,677
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	584,876	577,383	1,162,304	1,155,547
Cost of products sold (excluding amortization of intangible assets)	90,192	95,021	179,200	183,574
Selling, general and administrative	191,549	169,791	369,348	356,082
Amortization of intangible assets	65,384	32,270	130,648	64,845
Operating income	100,134	151,652	174,803	277,629
Other income (expense)
Interest income	1,097	3,010	2,501	5,212
Interest expense	(29,967)	(32,769)	(57,851)	(67,770)
Other income (expense), net	154	(2,240)	(12,057)	3,593
Income before income taxes	71,418	119,653	107,396	218,664
Provision for income taxes	18,725	25,392	28,825	49,921
Net income	52,693	94,261	78,571	168,743
Less: Net income attributable to noncontrolling interests	367	180	776	1,702
Net income attributable to Charles River Laboratories International, Inc.	$52,326	$94,081	$77,795	$167,041

Calculation of net income per share attributable to Charles River Laboratories International, Inc. common shareholders
Net income attributable to Charles River Laboratories International, Inc.	$52,326	$94,081	$77,795	$167,041
Less: Adjustment of redeemable noncontrolling interests	—	301	—	702
Less: Incremental dividends attributed to noncontrolling interest holders	—	3,792	—	9,022
Net income available to Charles River Laboratories International, Inc. common shareholders	$52,326	$89,988	$77,795	$157,317

Earnings per common share
Basic	$1.06	$1.75	$1.56	$3.06
Diluted	$1.06	$1.74	$1.55	$3.04

Weighted-average number of common shares outstanding
Basic	49,149	51,551	49,913	51,494
Diluted	49,316	51,846	50,089	51,810

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$52,693	$94,261	$78,571	$168,743
Other comprehensive income (loss):
Foreign currency translation adjustment	121,220	(21,678)	181,601	(84,518)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	457	342	865	686
Unrealized gains (losses) on hedging instruments	—	(396)	—	372
Other comprehensive income (loss), before income taxes	121,677	(21,732)	182,466	(83,460)
Less: Income tax expense (benefit) related to items of other comprehensive income	20,371	(2,027)	29,919	(7,500)
Comprehensive income, net of income taxes	153,999	74,556	231,118	92,783
Less: Comprehensive gain (loss) related to noncontrolling interests, net of income taxes	2,894	265	2,445	(976)
Comprehensive income attributable to Charles River Laboratories International, Inc., net of income taxes	$151,105	$74,291	$228,673	$93,759

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 28, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$182,824	$194,606
Trade receivables and contract assets, net of allowances for credit losses of $12,838 and $18,301, respectively	767,569	720,915
Inventories	279,550	278,544
Prepaid assets	109,998	103,210
Other current assets	129,921	105,796
Total current assets	1,469,862	1,403,071
Property, plant and equipment, net	1,606,733	1,604,014
Venture capital and strategic equity investments	216,073	218,350
Operating lease right-of-use assets, net	385,756	412,490
Goodwill	2,936,265	2,846,608
Intangible assets, net	602,452	723,400
Deferred tax assets	46,943	42,179
Other assets	296,461	278,233
Total assets	$7,560,545	$7,528,345
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$145,798	$140,337
Accrued compensation	227,509	179,418
Deferred revenue	268,340	248,322
Accrued liabilities	231,567	232,010
Other current liabilities	207,224	194,014
Total current liabilities	1,080,438	994,101
Long-term debt, net and finance leases	2,332,374	2,240,205
Operating lease right-of-use liabilities	453,664	483,789
Deferred tax liabilities	109,273	106,960
Other long-term liabilities	185,210	195,212
Total liabilities	4,160,959	4,020,267
Commitments and contingencies (Notes 10, 12, and 14)
Redeemable noncontrolling interests	39,956	41,126
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,344 shares issued and 49,209 shares outstanding as of June 28, 2025, and 51,141 shares issued and outstanding as of December 28, 2024	513	511
Additional paid-in capital	1,992,718	1,966,237
Retained earnings	1,889,895	1,812,100
Treasury stock, at cost, 2,136 and zero shares, as of June 28, 2025 and December 28, 2024, respectively	(363,338)	—
Accumulated other comprehensive loss	(166,467)	(317,345)
Total Charles River Laboratories International, Inc. equity	3,353,321	3,461,503
Nonredeemable noncontrolling interest	6,309	5,449
Total equity	3,359,630	3,466,952
Total liabilities, redeemable noncontrolling interests and equity	$7,560,545	$7,528,345
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows relating to operating activities
Net income	$78,571	$168,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,871	171,439
Long-lived asset impairments	31,203	14,250
Stock-based compensation	30,184	33,325
Deferred income taxes	(41,030)	(13,073)
Write down of inventories	11,067	3,395
(Gain) loss on venture capital and strategic equity investments, net	12,899	(6,305)
Provision for credit losses	2,191	4,719
(Gain) loss on divestitures, net	(3,376)	659
Other, net	2,266	5,695
Changes in assets and liabilities:
Trade receivables and contract assets, net	(18,490)	1,072
Inventories	(13,953)	9,750
Accounts payable	16,241	(6,436)
Accrued compensation	38,990	(33,153)
Deferred revenue	11,306	8,151
Customer contract deposits	568	7,849
Other assets and liabilities, net	(22,208)	(46,657)
Net cash provided by operating activities	376,300	323,423
Cash flows relating to investing activities
Capital expenditures	(94,622)	(118,630)
Purchases of investments and contributions to venture capital investments	(8,090)	(35,538)
Proceeds from sale of investments	2,106	12,359
Proceeds from sale of businesses and assets, net	17,441	—
Acquisition of businesses and assets, net of cash acquired	—	(5,479)
Other, net	347	(370)
Net cash used in investing activities	(82,818)	(147,658)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	963,363	741,200
Payments on long-term debt, revolving credit facility, and finance lease obligations	(887,706)	(987,344)
Proceeds from exercises of stock options	1	22,331
Purchase of treasury stock	(360,484)	(18,265)
Payments of contingent consideration	(21,822)	—
Purchase of remaining equity interest of other redeemable noncontrolling interests	(19,140)	(12,000)
Other, net	(6,458)	(13,434)
Net cash used in financing activities	(332,246)	(267,512)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	17,934	(11,729)
Net change in cash, cash equivalents, and restricted cash	(20,830)	(103,476)
Cash, cash equivalents, and restricted cash, beginning of period	205,570	284,480
Cash, cash equivalents, and restricted cash, end of period	$184,740	$181,004

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 28, 2024	$41,126	51,141	$511	$1,966,237	$1,812,100	$(317,345)	—	$—	$3,461,503	$5,449	$3,466,952
Net income	75	—	—	—	25,469	—	—	—	25,469	334	25,803
Other comprehensive income (loss), net of tax	(858)	—	—	—	—	52,099	—	—	52,099	—	52,099
Adjustment of redeemable noncontrolling interests to redemption value	1,320	—	—	(1,320)	—	—	—	—	(1,320)	—	(1,320)
Issuance of stock under employee compensation plans	—	60	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	2,086	(353,132)	(353,132)	—	(353,132)
Share repurchase excise tax	—	—	—	—	—	—	—	(3,419)	(3,419)	—	(3,419)
Stock-based compensation	—	—	—	13,135	—	—	—	—	13,135	—	13,135
March 29, 2025	$41,663	51,201	$512	$1,978,052	$1,837,569	$(265,246)	2,086	$(356,551)	$3,194,336	$5,783	$3,200,119
Net income	(159)	—	—	—	52,326	—	—	—	52,326	526	52,852
Other comprehensive income, net of tax	2,527	—	—	—	—	98,779	—	—	98,779	—	98,779
Adjustment of redeemable noncontrolling interest to redemption value	2,383	—	—	(2,383)	—	—	—	—	(2,383)	—	(2,383)
Dividends to noncontrolling interests	(6,458)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	143	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	50	(6,787)	(6,787)	—	(6,787)
Stock-based compensation	—	—	—	17,049	—	—	—	—	17,049	—	17,049
June 28, 2025	39,956	51,344	513	1,992,718	1,889,895	(166,467)	2,136	(363,338)	3,353,321	6,309	3,359,630

See Notes to Unaudited Condensed Consolidated Financial Statements.

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
Net income	1,201	—	—	—	72,960	—	—	—	72,960	321	73,281
Other comprehensive loss, net of tax	(2,763)	—	—	—	—	(53,492)	—	—	(53,492)	—	(53,492)
Adjustment of redeemable noncontrolling interests to redemption value	4,807	—	—	(4,406)	(401)	—	—	—	(4,807)	—	(4,807)
Dividends declared to noncontrolling interests	(2,192)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	214	2	21,503	—	—	—	—	21,505	—	21,505
Purchase of treasury shares	—	—	—	—	—	—	42	(9,351)	(9,351)	—	(9,351)
Stock-based compensation	—	—	—	16,738	—	—	—	—	16,738	—	16,738
March 30, 2024	$57,775	51,552	$515	$1,939,413	$1,959,777	$(249,919)	42	$(9,351)	$3,640,435	$5,715	$3,646,150
Net income	(332)	—	—	—	94,081	—	—	—	94,081	512	94,593
Other comprehensive income (loss), net of tax	85	—	—	—	—	(19,790)	—	—	(19,790)	—	(19,790)
Adjustment of redeemable noncontrolling interests to redemption value	496	—	—	(195)	(301)	—	—	—	(496)	—	(496)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,938)	(1,938)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of purchase price of Noveprim redeemable noncontrolling interest	52	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	144	2	824	—	—	—	—	826	—	826
Purchase of treasury shares	—	—	—	—	—	—	41	(8,914)	(8,914)	—	(8,914)
Stock-based compensation	—	—	—	16,587	—	—	—	—	16,587	—	16,587
June 29, 2024	$46,076	51,696	$517	$1,956,629	$2,053,557	$(269,709)	83	$(18,265)	$3,722,729	$4,289	$3,727,018

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
Newly Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40)” which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. This new guidance is effective for the Company for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. The Company is currently evaluating the method of adoption and the impact this new standard will have on the related disclosures in the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the method of adoption and the impact this new standard will have on the related disclosures on the consolidated financial statements.
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
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$97,748	$95,299	$194,752	$192,348
Services and products transferred at a point in time	115,523	111,090	231,592	234,948
Total RMS revenue	213,271	206,389	426,344	427,296
DSA
Services and products transferred over time	617,865	626,785	1,209,385	1,230,910
Services and products transferred at a point in time	164	634	1,253	1,961
Total DSA revenue	618,029	627,419	1,210,638	1,232,871
Manufacturing
Services and products transferred over time	106,617	104,481	198,084	204,539
Services and products transferred at a point in time	94,218	87,828	181,237	172,971
Total Manufacturing revenue	200,835	192,309	379,321	377,510
Total revenue	$1,032,135	$1,026,117	$2,016,303	$2,037,677

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	June 28, 2025	December 28, 2024
	(in thousands)
Assets from contracts with customers
Client receivables	$565,178	$527,705
Unbilled revenue	215,229	211,511
Total	780,407	739,216
Less: Allowance for credit losses	(12,838)	(18,301)
Trade receivables and contract assets, net	$767,569	$720,915

Liabilities from contracts with customers
Current deferred revenue	$268,340	$248,322
Long-term deferred revenue (included in Other long-term liabilities)	37,666	34,291
Customer contract deposits (included in Other current liabilities)	92,582	89,446
Approximately 85% of unbilled revenue as of December 28, 2024, which was $212 million, was billed during the six months ended June 28, 2025. Approximately 85% of unbilled revenue as of December 30, 2023, which was $228 million, was billed during the six months ended June 29, 2024.
Approximately 70% of contract liabilities as of December 28, 2024, which was $283 million, were recognized as revenue during the six months ended June 28, 2025. Approximately 70% of contract liabilities as of December 30, 2023, which was $273 million, were recognized as revenue during the six months ended June 29, 2024.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $34 million and $38 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of June 28, 2025 and December 28, 2024, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Six Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Beginning balance	$18,301	$25,722
Provisions	2,191	4,719
Reductions	(7,654)	(5,490)
Ending balance	$12,838	$24,951
Net provision expenses were $1.0 million and $4.1 million during the six months ended June 28, 2025 and June 29, 2024, respectively and include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 28, 2025. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of June 28, 2025 was $727.3 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Performance Obligations
As part of the Company’s service offerings, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year, and recorded within service revenue. The Company recognized $12.1 million and $16.7 million in lease revenue during the three months ended June 28, 2025 and June 29, 2024. The Company recognized $23.6 million and $37.7 million in lease revenue during the six months ended June 28, 2025 and June 29, 2024. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.

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
The Company’s CODM evaluates the segments operating performance based on operating income. Operating income is the measure of profit or loss regularly provided to and used by the CODM to assess performance and allocate resources. Operating income is defined as revenue less costs of revenue; selling, general, and administrative expenses; and amortization of intangible assets. For each segment, the CODM uses operating income in the annual budgeting and quarterly forecasting process when comparing to actual results. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s CODM. The following table presents the results of operations by reportable segment:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)
RMS
Revenue	$213,271	$206,389	$426,344	$427,296
Cost of revenue (excluding amortization of intangible assets)	143,135	142,942	282,431	283,867
Selling, general and administrative	28,369	27,597	52,575	58,490
Amortization of intangible assets	5,981	5,902	11,947	11,842
Operating income	$35,786	$29,948	$79,391	$73,097

DSA
Revenue	$618,029	$627,419	$1,210,638	$1,232,871
Cost of revenue (excluding amortization of intangible assets)	421,907	418,964	842,050	836,876
Selling, general and administrative	60,270	54,479	125,563	111,338
Amortization of intangible assets	13,071	15,600	26,292	31,442
Operating income	$122,781	$138,376	$216,733	$253,215

Manufacturing
Revenue	$200,835	$192,309	$379,321	$377,510
Cost of revenue (excluding amortization of intangible assets)	110,026	110,498	217,023	218,378
Selling, general and administrative	32,416	33,813	66,448	66,660
Amortization of intangible assets	46,332	10,768	92,409	21,561
Operating income	$12,061	$37,230	$3,441	$70,911

Unallocated Corporate (1)
Selling, general and administrative	$70,494	$53,902	$124,762	$119,594
Operating loss	$(70,494)	$(53,902)	$(124,762)	$(119,594)

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)
Revenue
RMS	$213,271	$206,389	$426,344	$427,296
DSA	618,029	627,419	1,210,638	1,232,871
Manufacturing	200,835	192,309	379,321	377,510
Total revenue	$1,032,135	$1,026,117	$2,016,303	$2,037,677

Operating Income (Loss)
RMS	$35,786	$29,948	$79,391	$73,097
DSA	122,781	138,376	216,733	253,215
Manufacturing	12,061	37,230	3,441	70,911
Segment operating income	170,628	205,554	299,565	397,223
Unallocated Corporate	(70,494)	(53,902)	(124,762)	(119,594)
Operating income	$100,134	$151,652	$174,803	$277,629
Other income (expense):
Interest income	1,097	3,010	2,501	5,212
Interest expense	(29,967)	(32,769)	(57,851)	(67,770)
Other income (expense), net	154	(2,240)	(12,057)	3,593
Income before income taxes	$71,418	$119,653	$107,396	$218,664

Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
June 28, 2025	$3,640	$18,500	$11,161	$1,997	$35,298
June 29, 2024	9,313	19,444	10,583	146	39,486
Six Months Ended:
June 28, 2025	$10,926	$53,021	$28,440	$2,235	$94,622
June 29, 2024	29,357	68,403	19,445	1,425	118,630

Depreciation and amortization (1)
Three Months Ended:
June 28, 2025	$19,710	$42,575	$55,343	$1,879	$119,507
June 29, 2024	16,538	47,729	20,073	1,742	86,082
Six Months Ended:
June 28, 2025	$41,471	$84,659	$109,966	$3,775	$239,871
June 29, 2024	34,661	93,518	39,878	3,382	171,439
(1) Depreciation and amortization includes both inventory step up amortization expense and biological assets amortization expense.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Three Months Ended:
June 28, 2025	$549,860	$281,859	$135,585	$54,503	$10,328	$1,032,135
June 29, 2024	571,427	271,377	125,244	50,387	7,682	1,026,117

Six Months Ended:
June 28, 2025	$1,086,815	$545,109	$260,938	$96,445	$26,996	$2,016,303
June 29, 2024	1,133,744	547,696	235,645	96,159	24,433	2,037,677

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Long-lived assets
June 28, 2025	$893,874	$451,998	$156,576	$64,180	$40,105	$1,606,733
December 28, 2024	941,621	412,967	147,039	66,046	36,341	1,604,014
4. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Cash paid for income taxes	$73,988	$71,722
Cash paid for interest	55,115	65,630
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$25,367	$25,278
Assets acquired under finance leases	13	3,159
Cash, cash equivalents and restricted cash is included in the accompanying unaudited condensed consolidated balance sheets as follows:

	June 28, 2025	June 29, 2024
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$182,824	$179,213
Restricted cash included in Other current assets	398	325
Restricted cash included in Other assets	1,518	1,466
Cash, cash equivalents, and restricted cash, end of period	$184,740	$181,004
5. INVENTORY
Inventories
The composition of inventories is as follows:

	June 28, 2025	December 28, 2024
	(in thousands)
Raw materials and supplies	$41,817	$43,041
Work in process	41,980	51,785
Finished products	195,753	183,718
Inventories	$279,550	$278,544

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventory step up amortization expense for the three months ended June 28, 2025 and June 29, 2024 was $4.2 million and $3.5 million, respectively. Inventory step up amortization expense for the six months ended June 28, 2025 and June 29, 2024 was $10.4 million and $10.6 million, respectively.
6. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	June 28, 2025	December 28, 2024
	(in thousands)
Land	$72,118	$71,736
Buildings (1)	1,082,601	1,069,667
Machinery and equipment (1)	1,061,968	1,029,424
Leasehold improvements	432,857	438,746
Furniture and fixtures	27,780	30,413
Computer hardware and software (1)	277,368	268,032
Vehicles (1)	7,234	6,800
Construction in progress	141,196	143,306
Total	3,103,122	3,058,124
Less: Accumulated depreciation	(1,496,389)	(1,454,110)
Property, plant and equipment, net	$1,606,733	$1,604,014

(1) These balances include assets under finance leases.
As of June 28, 2025, the Company included approximately $20 million of certain property, plant and equipment primarily related to corporate assets as held for sale within other assets on the unaudited condensed consolidated balance sheets.
Depreciation expense in the three months ended June 28, 2025 and June 29, 2024 was $44.3 million and $47.6 million, respectively. Depreciation expense in the six months ended June 28, 2025 and June 29, 2024 was $87.7 million and $93.3 million, respectively.
Change in estimated useful lives
In accordance with its policy, the Company reviews the estimated useful lives of its property, plant and equipment on an ongoing basis. This review indicated that the actual lives of certain assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial reporting. As a result, effective December 29, 2024, the first day of fiscal 2025, the Company changed certain estimates of the useful lives to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of machinery and equipment, which was previously 5 years increased to 7 years, and building improvements that was previously 10 years increased to 15 years. The effect of this change in estimate during the three and six months ended June 28, 2025 reduced depreciation expense by $4.5 million and $9.0 million, increased net income available to Charles River Laboratories International, Inc. common shareholders by $3.4 million and $6.9 million and increased basic and diluted earnings per share by approximately $0.07 and $0.14, respectively.
7. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Six Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Beginning balance	$116,561	$121,158
Capital contributions	8,000	6,479
Distributions	(3,868)	(16,100)
Gains (losses)	(8,952)	1,789
Foreign currency translation	2,290	(249)
Ending balance	$114,031	$113,077

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Six Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Beginning balance	$101,789	$122,653
Purchase of investments	2,241	2,140
Gain (loss)	(3,947)	(5,265)
Foreign currency translation	1,959	(746)
Ending balance	$102,042	$118,782
8. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 28, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Other assets measured at fair value:
Life insurance policies	$—	$51,424	$—	$51,424
Total assets measured at fair value	$—	$51,424	$—	$51,424

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$26,130	$26,130
Total liabilities measured at fair value	$—	$—	$26,130	$26,130
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 28, 2025, there were no transfers between levels.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Six Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Beginning balance	$49,311	$33,265
Payments	(25,000)	—
Adjustment of previously recorded contingent liability	1,819	5,070
Ending balance	$26,130	$38,335
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $30.0 million, of which the value accrued as of June 28, 2025 is $26.1 million as the probability of achieving the maximum target is estimated to be 87%. The volatility and weighted average cost of capital is approximately 20% and 8%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
Debt Instruments
The book value of the Company’s revolving loans are variable rate loans carried at amortized cost which approximates the fair value. The fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, it is deemed to be Level 2 within the fair value hierarchy.
The book value of the Company’s Senior Notes are fixed rate obligations carried at amortized cost. Fair value is based on quoted market prices as well as borrowing rates available to the Company. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy. The book value, excluding issuance costs, and fair value of the Company’s Senior Notes is summarized below:

	June 28, 2025		December 28, 2024
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$483,750	$500,000	$473,750
3.75% Senior Notes due 2029	500,000	466,850	500,000	456,250
4.00% Senior Notes due 2031	500,000	457,100	500,000	441,250
9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing (2)	Total
	(in thousands)
December 28, 2024	$496,740	$1,635,651	$714,217	$2,846,608
Divestitures	—	(4,000)	—	(4,000)
Foreign exchange	13,430	48,132	32,095	93,657
June 28, 2025	$510,170	$1,679,783	$746,312	$2,936,265
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
The increase in goodwill during the six months ended June 28, 2025 is primarily related to the effect of foreign exchange; partially offset by a divestiture of a site in the DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	June 28, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,537,480	$(972,852)	$564,628	$1,505,871	$(823,903)	$681,968
Technology	142,647	(122,058)	20,589	139,335	(116,536)	22,799
Trademarks and trade names	12,207	(6,444)	5,763	11,827	(5,630)	6,197
Other	21,200	(9,728)	11,472	39,819	(27,383)	12,436
Intangible assets	$1,713,534	$(1,111,082)	$602,452	$1,696,852	$(973,452)	$723,400
The decrease in intangible assets for the six months ended June 28, 2025 related primarily to the accelerated amortization of certain CDMO client relationships in the Biologics Solutions reporting unit, normal amortization over the useful lives, and a divestiture of a site in the DSA reportable segment.
Amortization expense of definite-lived intangible assets for three months ended June 28, 2025 and June 29, 2024 was $65.4 million and $32.3 million, respectively. Amortization expense of definite-lived intangible assets for six months ended June 28, 2025 and June 29, 2024 was $130.6 million and $64.8 million, respectively. Amortization expense for the three and six months ended June 28, 2025 includes $35.5 million and $71.0 million, respectively, of accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers in 2025 which was identified in fiscal year 2024.
10. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	June 28, 2025	December 28, 2024
	(in thousands)
Revolving facility	$813,002	$714,948
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	7,922	15,603
Finance leases	28,546	28,444
Total debt and finance leases	2,349,470	2,258,995
Less:
Current portion of long-term debt	98	155
Current portion of finance leases	2,834	2,774
Current portion of long-term debt and finance leases	2,932	2,929
Long-term debt and finance leases	2,346,538	2,256,066
Debt discount and debt issuance costs	(14,164)	(15,861)
Long-term debt, net and finance leases	$2,332,374	$2,240,205
As of June 28, 2025 and December 28, 2024, the weighted average interest rate on the Company’s debt was 4.13% and 4.48%, respectively.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit
As of June 28, 2025 and December 28, 2024, the Company had $22.0 million and $22.4 million, respectively, in outstanding letters of credit.
11. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)
Numerator:
Net income	$52,693	$94,261	$78,571	$168,743
Less: Net income attributable to noncontrolling interests	367	180	776	1,702
Net income attributable to Charles River Laboratories International, Inc.	52,326	94,081	77,795	167,041

Calculation of net income per share attributable to Charles River Laboratories International, Inc. common shareholders
Net income attributable to Charles River Laboratories International, Inc.	$52,326	$94,081	$77,795	$167,041
Less: Adjustment of redeemable noncontrolling interest (1)	—	301	—	702
Less: Incremental dividends attributable to noncontrolling interest holders (2)	—	3,792	—	9,022
Net income available to Charles River Laboratories International, Inc. common shareholders	$52,326	$89,988	$77,795	$157,317

Denominator:
Weighted-average shares outstanding - Basic	49,149	51,551	49,913	51,494
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	167	295	176	316
Weighted-average shares outstanding - Diluted	49,316	51,846	50,089	51,810

Anti-dilutive common stock equivalents (3)(4)	1,128	506	1,003	482

(1) Represents adjustments of redeemable noncontrolling interest that impact retained earnings.
(2) Represents incremental declared and undeclared dividends attributable to Noveprim noncontrolling interest holders who are entitled to preferential dividends for fiscal year 2024.
(3) Anti-dilutive common stock equivalents represent amounts outstanding related to employee stock options, RSUs and PSUs for all periods presented.
(4) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
On August 2, 2024, the Company’s Board of Directors approved a stock repurchase authorization of $1.0 billion. During the six months ended June 28, 2025, the Company repurchased 2.1 million shares of common stock for $350.0 million under the stock repurchase program. As of June 28, 2025, the Company had $549.3 million remaining on the current authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired 0.1 million during the six months ended June 28, 2025 and 0.1 million in the six months ended June 29, 2024, for $9.9 million and $18.3 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 28, 2024	$(261,471)	$(55,874)	$(317,345)
Other comprehensive income before reclassifications	179,932	865	180,797
Net current period other comprehensive income	179,932	865	180,797
Income tax expense	29,707	212	29,919
June 28, 2025	$(111,246)	$(55,221)	$(166,467)
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
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. Additionally, during fiscal year 2024 the 10% noncontrolling interest holders were eligible to receive a dividend disproportionate to their equity ownership, of which the fair value of $8.0 million as of the acquisition date was recorded within the redeemable noncontrolling interest. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of June 28, 2025, the redemption value of $40.0 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $3.7 million for the six months ended June 28, 2025. As of June 29, 2024, the redemption value of $46.1 million exceeded both the carrying value and fair value, resulting in both an adjustment to additional paid in capital of $1.8 million and an adjustment to retained earnings of $0.7 million, respectively.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vital River
The Company held a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor. The amount that the Company could be required to pay to purchase the remaining 8% equity interest was not limited. During fiscal year 2023, the Company acquired the remaining 8% for a total sale amount of $24.4 million. The remaining purchase price payable of $19.1 million was included in Accrued liabilities within the Company’s consolidated balance sheet as of December 28, 2024 and was paid during the first quarter of fiscal 2025.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not material during the three and six months ended June 28, 2025 and June 29, 2024.
12. INCOME TAXES
The Company’s effective tax rates for the three months ended June 28, 2025 and June 29, 2024 were 26.2% and 21.2%, respectively. The Company’s effective tax rates for the six months ended June 28, 2025 and June 29, 2024 were 26.8% and 22.8%, respectively. The increase in the effective tax rate for both the three and six months ended June 28, 2025 compared to the corresponding prior year periods were primarily attributable to the tax effects from stock-based compensation deductions, as well as non-taxable remeasurement gains on a previous equity investment in Noveprim during the three months ended June 29, 2024.
For the three months ended June 28, 2025, the Company’s unrecognized tax benefits increased by $1.9 million to $29.2 million, primarily due to increases in research and development tax credit reserves, as well as unfavorable foreign exchange movement. For the three months ended June 28, 2025, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $1.3 million to $24.2 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $2.4 million as of June 28, 2025. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $8.3 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	June 28, 2025	December 28, 2024	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$119,955	$82,995	Other current assets
Accrued income taxes	40,912	31,872	Other current liabilities
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2021.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including accelerated tax depreciation, expensing of research and development, and the U.S. international inclusions. The Company is assessing these impacts on its consolidated financial statements, but anticipates an impact to our deferred tax and cash tax positions relating to bonus depreciation and full expensing of domestic research and experimental expenditures. While the Company continues to assess the impact of the tax provisions of the OBBBA on its consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on the Company’s statement of operations.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, France, Ireland, and India. The Company does not anticipate resolution of these audits will have a material impact on its unaudited condensed consolidated financial statements.
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
The following table presents restructuring costs by reportable segment:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)
RMS	$7,419	$10,228	$8,843	$17,615
DSA	16,076	3,766	33,618	10,257
Manufacturing	7,444	2,657	11,155	4,288
Unallocated corporate	1,261	1,304	2,429	2,794
Total	$32,200	$17,955	$56,045	$34,954
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	June 28, 2025			June 29, 2024
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$(1,308)	$26,451	$25,143	$2,870	$1,926	$4,796
Cost of products sold (excluding amortization of intangible assets)	(95)	1,425	1,330	69	9,154	9,223
Selling, general and administrative	5,130	597	5,727	2,958	978	3,936
Total restructuring costs	$3,727	$28,473	$32,200	$5,897	$12,058	$17,955

Six Months Ended
Cost of services provided (excluding amortization of intangible assets)	$6,390	$39,624	$46,014	$7,680	$3,034	$10,714
Cost of products sold (excluding amortization of intangible assets)	168	2,658	2,826	747	10,484	11,231
Selling, general and administrative	5,583	1,622	7,205	6,507	6,502	13,009
Total restructuring costs	$12,141	$43,904	$56,045	$14,934	$20,020	$34,954

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of Restructuring Activities
The following table provides a rollforward for the Company’s accrued restructuring costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Six Months Ended June 28, 2025
Beginning balance	$24,469	$—	$875	$25,344
Expense	12,141	31,062	12,842	56,045
Payments / utilization	(20,020)	—	(12,458)	(32,478)
Other non-cash adjustments	—	(31,062)	(1,259)	(32,321)
Foreign currency adjustments	474	—	—	474
Ending Balance	$17,064	$—	$—	$17,064

Six Months Ended June 29, 2024
Beginning balance	$4,175	$—	$875	$5,050
Expense	14,934	14,181	5,839	34,954
Payments / utilization	(9,323)	—	(5,067)	(14,390)
Other non-cash adjustments	—	(14,181)	(772)	(14,953)
Foreign currency adjustments	(57)	—	—	(57)
Ending Balance	$9,729	$—	$875	$10,604
As of June 28, 2025 and December 28, 2024, $17.1 million and $25.3 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
14. COMMITMENTS AND CONTINGENCIES
Litigation
On February 17, 2023, the Company received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into the Company’s conduct regarding several shipments of non-human primates from Cambodia in late 2022 and early 2023 (the NHP Shipments). The DOJ also undertook a parallel civil investigation related to the NHP Shipments. As previously disclosed, the Company continued to care for the NHP Shipments during the pendency of the DOJ investigations. In July 2025, the Company was informed that USFWS had determined to clear the NHP Shipments for legal entry into the United States. Furthermore, in recent weeks the Company has been advised by the DOJ that both the grand jury investigation and the parallel civil investigation had been closed.
On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with the requests. The Company’s Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. The Company is not able to predict what action, if any, might be taken in the future by the SEC. The SEC has not provided the Company with any specific timeline or indication as to when the investigation will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigation, including without limitation any potential fines, penalties or liabilities.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
U.S. Government Investigations into the Non-Human Primate Supply Chain
On February 17, 2023, we received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into our conduct regarding several shipments of non-human primates from Cambodia in late 2022 and early 2023 (the NHP Shipments). The DOJ also undertook a parallel civil investigation related to the NHP Shipments. As previously disclosed, we continued to care for the NHP Shipments during the pendency of the DOJ investigations. In July 2025, we were informed that USFWS had determined to clear the NHP Shipments

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
for legal entry into the United States. Furthermore, in recent weeks we have been advised by the DOJ that both the grand jury investigation and the parallel civil investigation had been closed.
On May 16, 2023, we received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting us to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and we are cooperating with the requests. Our Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. We are not able to predict what action, if any, might be taken in the future by the SEC. The SEC has not provided us with any specific timeline or indication as to when the investigation will be concluded or resolved. We cannot predict the timing, outcome or possible impact of the investigation, including without limitation any potential fines, penalties or liabilities.
Recent Government Actions
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which includes changes to a broad range of tax reform provisions including accelerated tax depreciation, expensing of research and development, and the U.S. international inclusions. As a result of the enactment of the OBBBA, we anticipate an impact to our deferred tax and cash tax positions relating to bonus depreciation and full expensing of domestic research and experimental expenditures. We do not expect any material change to our ongoing effective tax rate as a result of this legislation.
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
Global Market Environment
We are continuing to see a cautious spending environment from our client base, principally within our DSA segment related to our global biopharmaceutical and biotechnology clients, as they reassess their budgets, reprioritize their drug pipelines, and manage their cost structures. As we continue to navigate these challenges in the current macroeconomic environment, DSA backlog declined slightly to $1.9 billion as of June 28, 2025 from $2.0 billion as of December 28, 2024.
In response to recent trends observed across each of our businesses in the global market environment, we have undertaken and will continue to implement restructuring actions at various locations across North America, Europe and Asia. This includes workforce right-sizing actions, resulting in severance and transition costs; and costs related to the consolidation of facilities to optimize our global footprint and drive greater operating efficiency across the company, resulting in asset impairment, accelerated depreciation, and other site consolidation charges. During fiscal year 2023, we began taking restructuring actions as a result of these emerging business trends. We incurred restructuring charges of $32.2 million and $56.0 million, during the three and six months ended June 28, 2025, respectively, and $107.0 million and $29.7 million during fiscal 2024 and fiscal 2023, respectively. We expect that these effectuated actions, as well as other upcoming planned actions designed to optimize our global footprint to drive greater operating efficiency, will result in approximately $225 million of cost savings on an annualized basis, of which approximately $175 million will impact fiscal year 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for three months ended June 28, 2025 increased $6.0 million, or 0.6%, to $1,032.1 million compared to $1,026.1 million in the corresponding period in 2024. Revenue for six months ended June 28, 2025 decreased $21.4 million, or 1.0%, to $2,016.3 million compared to $2,037.7 million in the corresponding period in 2024. The increase in revenue for the three months ended June 28, 2025 was primarily attributable to our Manufacturing and RMS businesses driven by demand, partially offset by declines in our DSA business, which experienced lower volume driven by continued cautious client spending as a result of the demand environment when compared to the corresponding period in 2024. The decrease in revenue for the six months ended June 28, 2025 was driven by declines in our DSA business driven by the same market dynamics discussed above when compared to the corresponding period in 2024.
For the three months ended June 28, 2025, our operating income and operating income as a percentage of revenue were $100.1 million and 9.7% respectively, compared to $151.7 million and 14.8% respectively, in the corresponding period of 2024. For the six months ended June 28, 2025, our operating income and operating income as a percentage of revenue were $174.8 million and 8.7% respectively, compared to $277.6 million and 13.6% respectively, in the corresponding period of 2024. The decreases in operating income and operating income as a percentage of revenue for the three and six months ended June 28, 2025 were primarily driven by the acceleration of amortization expense recognized as a result of a decrease in the remaining useful life of certain CDMO client relationships due to a loss of key customers, restructuring activities, including higher asset impairments and site consolidation charges, and higher third-party legal costs and advisory costs when compared to the corresponding period in 2024.
Net income available to Charles River Laboratories International, Inc., common shareholders decreased to $52.3 million in the three months ended June 28, 2025, from $90.0 million in the corresponding period of 2024. Net income available to Charles River Laboratories International, Inc., common shareholders decreased to $77.8 million in the six months ended June 28, 2025, from $157.3 million in the corresponding period of 2024. The decreases in net income available to common shareholders were due principally to the decreases in operating income described above.
During the six months ended June 28, 2025, our cash flows from operations were $376.3 million compared with $323.4 million for the same period in 2024. The increase was primarily driven by lower payments of variable compensation and favorable timing of payments to our suppliers and vendors, partially offset by higher purchases of inventory to support our DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change
	(in thousands, except percentages)
Service revenue	$840,836	$842,900	$(2,064)	(0.2)%
Product revenue	191,299	183,217	8,082	4.4%
Total revenue	$1,032,135	$1,026,117	$6,018	0.6%

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$213,271	$206,389	$6,882	3.3%	1.0%
DSA	618,029	627,419	(9,390)	(1.5)%	1.1%
Manufacturing	200,835	192,309	8,526	4.4%	1.5%
Total revenue	$1,032,135	$1,026,117	$6,018	0.6%	1.2%
The following table presents operating income by reportable segment:

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$35,786	$29,948	$5,838	19.5%	2.5%
DSA	122,781	138,376	(15,595)	(11.3)%	1.1%
Manufacturing	12,061	37,230	(25,169)	(67.6)%	0.5%
Unallocated corporate	(70,494)	(53,902)	(16,592)	30.8%	0.7%
Total operating income	$100,134	$151,652	$(51,518)	(34.0)%	1.3%
Operating income % of revenue	9.7%	14.8%		(510) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$213,271	$206,389	$6,882	3.3%	1.0%
Cost of revenue (excluding amortization of intangible assets)	143,135	142,942	193	0.1%
Selling, general and administrative	28,369	27,597	772	2.8%
Amortization of intangible assets	5,981	5,902	79	1.3%
Operating income	$35,786	$29,948	$5,838	19.5%	2.5%
Operating income % of revenue	16.8%	14.5%		230 bps
RMS revenue increased $6.9 million primarily driven by an increase in large research model product revenue, notably within China and from Noveprim, an increase in Insourcing Solutions and GEMS service revenue, and the effect of changes in foreign currency exchange rates; partially offset by a decline in Cell Solutions product revenue.
RMS operating income increased $5.8 million compared to the corresponding period in 2024. RMS operating income as a percentage of revenue for the three months ended June 28, 2025 was 16.8%, an increase of 230 bps from 14.5% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue increased primarily due to the increase in revenue described above coupled with lower asset impairment charges related to recent restructuring activities compared to the corresponding period in 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$618,029	$627,419	$(9,390)	(1.5)%	1.1%
Cost of revenue (excluding amortization of intangible assets)	421,907	418,964	2,943	0.7%
Selling, general and administrative	60,270	54,479	5,791	10.6%
Amortization of intangible assets	13,071	15,600	(2,529)	(16.2)%
Operating income	$122,781	$138,376	$(15,595)	(11.3)%	1.1%
Operating income % of revenue	19.9%	22.1%		(220) bps
DSA revenue decreased $9.4 million primarily due to lower volume driven by continued cautious client spending as a result of the current demand environment; partially offset by increases in pricing of offerings and the effect of changes in foreign currency exchange rates compared to the corresponding period in 2024.
DSA operating income decreased $15.6 million during the three months ended June 28, 2025 compared to the corresponding period in 2024. DSA operating income as a percentage of revenue for the three months ended June 28, 2025 was 19.9%, a decrease of 220 bps from 22.1% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, restructuring activities including site consolidation and asset impairment charges, and certain third-party legal and advisory costs incurred in connection with the investigations by the U.S. government into the non-human primate supply chain, compared to the corresponding period in 2024.
Manufacturing

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$200,835	$192,309	$8,526	4.4%	1.5%
Cost of revenue (excluding amortization of intangible assets)	110,026	110,498	(472)	(0.4)%
Selling, general and administrative	32,416	33,813	(1,397)	(4.1)%
Amortization of intangible assets	46,332	10,768	35,564	330.3%
Operating income	$12,061	$37,230	$(25,169)	(67.6)%	0.5%
Operating income % of revenue	6.0%	19.4%		(1,340) bps
Manufacturing revenue increased $8.5 million primarily due to increased revenue in our Microbial Solutions business, driven by an increase in identification services revenue and endotoxin product revenue and the effect of changes in foreign currency exchange rate; partially offset by lower revenue for Biologics Testing services.
Manufacturing operating income decreased $25.2 million during the three months ended June 28, 2025 compared to the corresponding period in 2024. Manufacturing operating income as a percentage of revenue for the three months ended June 28, 2025 was 6.0%, a decrease of (1,340) bps from 19.4% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers within the CDMO business, and restructuring activities, including asset impairments and site consolidation charges, compared to the corresponding period in 2024; partially offset by the higher revenue described above.
Unallocated Corporate

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$70,494	$53,902	$16,592	30.8%	0.7%
Unallocated corporate % of revenue	6.8%	5.3%		150 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $16.6 million, or 30.8%, compared to the corresponding

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
period in 2024 is primarily due to higher third-party legal and advisory costs incurred in connection with execution of a Cooperation Agreement entered into with a shareholder earlier this year and higher variable compensation costs. Costs as a percentage of revenue for the three months ended June 28, 2025 was 6.8%, an increase of 150 bps from 5.3% for the corresponding period in 2024.
Other Income (Expense)

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$1,097	$3,010	$(1,913)	(63.6)%
Interest expense	(29,967)	(32,769)	2,802	(8.6)%
Other income (expense), net	154	(2,240)	2,394	(106.9)%
Total other expense, net	$(28,716)	$(31,999)	$3,283	(10.3)%
Interest income for the three months ended June 28, 2025 was $1.1 million, a decrease of $1.9 million, or 63.6%, driven primarily from lower interest rates and interest earning asset balances.
Interest expense for the three months ended June 28, 2025 was $30.0 million, a decrease of $2.8 million, or 8.6%, compared to $32.8 million in the corresponding period in 2024 due primarily to lower average debt balances.
Other income, net for the three months ended June 28, 2025 was $0.2 million compared to Other expense, net of $2.2 million for the corresponding period in 2024 due primarily to higher net gains on our life insurance contracts coupled with lower net losses on our investments compared to the corresponding period in 2024.
Income Taxes

	Three Months Ended
	June 28, 2025	June 29, 2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$18,725	$25,392	$(6,667)	(26.3)%
Effective tax rate	26.2%	21.2%		500 bps
Income tax expense for the three months ended June 28, 2025 was $18.7 million, a decrease of $6.7 million compared to $25.4 million for the corresponding period in 2024. Our effective tax rate was 26.2% for the three months ended June 28, 2025 compared to 21.2% for the corresponding period in 2024. The tax rate increase was primarily attributable to the tax effects from stock-based compensation deductions, as well as non-taxable remeasurement gains on a previous equity investment in Noveprim during the three months ended June 29, 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Six Months Ended June 28, 2025 Compared to Six Months Ended June 29, 2024
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change
	(in thousands, except percentages)
Service revenue	$1,638,759	$1,659,762	$(21,003)	(1.3)%
Product revenue	377,544	377,915	(371)	(0.1)%
Total revenue	$2,016,303	$2,037,677	$(21,374)	(1.0)%

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$426,344	$427,296	$(952)	(0.2)%	—%
DSA	1,210,638	1,232,871	(22,233)	(1.8)%	0.2%
Manufacturing	379,321	377,510	1,811	0.5%	0.1%
Total revenue	$2,016,303	$2,037,677	$(21,374)	(1.0)%	0.2%
The following table presents operating income by reportable segment:

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$79,391	$73,097	$6,294	8.6%	(0.2)%
DSA	216,733	253,215	(36,482)	(14.4)%	1.9%
Manufacturing	3,441	70,911	(67,470)	(95.1)%	(0.3)%
Unallocated corporate	(124,762)	(119,594)	(5,168)	4.3%	0.1%
Total operating income	$174,803	$277,629	$(102,826)	(37.0)%	1.6%
Operating income % of revenue	8.7%	13.6%		(490) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$426,344	$427,296	$(952)	(0.2)%	—%
Cost of revenue (excluding amortization of intangible assets)	282,431	283,867	(1,436)	(0.5)%
Selling, general and administrative	52,575	58,490	(5,915)	(10.1)%
Amortization of intangible assets	11,947	11,842	105	0.9%
Operating income	$79,391	$73,097	$6,294	8.6%	(0.2)%
Operating income % of revenue	18.6%	17.1%		150 bps
RMS revenue decreased $1.0 million primarily driven by lower Cell Solutions product revenue and large research model product revenue due to timing of sales; partially offset by an increase in small research models product revenues principally due to price.
RMS operating income increased $6.3 million compared to the corresponding period in 2024. RMS operating income as a percentage of revenue for the six months ended June 28, 2025 was 18.6%, an increase of 150 bps from 17.1% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue increased primarily due to lower charges related to restructuring activities, including asset impairments and site consolidation charges; partially offset by higher amortization related to acquisitions and the impacts of the RMS revenue drivers described above compared to the corresponding period in 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$1,210,638	$1,232,871	$(22,233)	(1.8)%	0.2%
Cost of revenue (excluding amortization of intangible assets)	842,050	836,876	5,174	0.6%
Selling, general and administrative	125,563	111,338	14,225	12.8%
Amortization of intangible assets	26,292	31,442	(5,150)	(16.4)%
Operating income	$216,733	$253,215	$(36,482)	(14.4)%	1.9%
Operating income % of revenue	17.9%	20.5%		(260) bps
DSA revenue decreased $22.2 million primarily due to lower volume driven by continued cautious client spending as a result of the current demand environment, partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income decreased $36.5 million compared to the corresponding period in 2024. DSA operating income as a percentage of revenue for the six months ended June 28, 2025 was 17.9%, a decrease of 260 bps from 20.5% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, restructuring activities, including asset impairments and site consolidation charges, and certain third-party legal costs incurred in connection with the investigations by the U.S. government into the non-human primate supply chain compared to the corresponding period in 2024.
Manufacturing

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$379,321	$377,510	$1,811	0.5%	0.1%
Cost of revenue (excluding amortization of intangible assets)	217,023	218,378	(1,355)	(0.6)%
Selling, general and administrative	66,448	66,660	(212)	(0.3)%
Amortization of intangible assets	92,409	21,561	70,848	328.6%
Operating income	$3,441	$70,911	$(67,470)	(95.1)%	(0.3)%
Operating income % of revenue	0.9%	18.8%		(1,790) bps
Manufacturing revenue increased $1.8 million primarily due to an increase in our Microbial Solutions business driven by higher product revenue associated with endotoxin product revenue and identification services revenue and the effect of changes in foreign currency exchange rate; partially offset by decreased revenue in our Biologics Solutions business, driven by decreased demand for CDMO and Biologics Testing services.
Manufacturing operating income decreased $67.5 million compared to the corresponding period in 2024. Manufacturing operating income as a percentage of revenue for the six months ended June 28, 2025 was 0.9%, a decrease of 1790 bps from 18.8% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers within the CDMO business and restructuring activities, including asset impairments and site consolidation charges, compared to the corresponding period in 2024; partially offset by the higher revenue described above.
Unallocated Corporate

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$124,762	$119,594	$5,168	4.3%	0.1%
Unallocated corporate % of revenue	6.2%	5.9%		30 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $5.2 million, or 4.3%, compared to the corresponding

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
period in 2024 is primarily due to higher third-party legal and advisory costs incurred in connection with execution of the Cooperation Agreement. Costs as a percentage of revenue for the six months ended June 28, 2025 were 6.2%, an increase of 30 bps from 5.9% for the corresponding period in 2024.
Other Income (Expense)

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$2,501	$5,212	$(2,711)	(52.0)%
Interest expense	(57,851)	(67,770)	9,919	(14.6)%
Other income (expense), net	(12,057)	3,593	(15,650)	(435.6)%
Total other expense, net	$(67,407)	$(58,965)	$(8,442)	14.3%
Interest income for the six months ended June 28, 2025 was $2.5 million, a decrease of $2.7 million, or 52.0%, driven primarily from lower interest rates and interest earning asset balances.
Interest expense for the six months ended June 28, 2025 was $57.9 million, a decrease of $9.9 million, or 14.6%, compared to $67.8 million in the corresponding period in 2024 due primarily to lower average debt balances.
Other expense, net for the six months ended June 28, 2025 was $12.1 million compared to Other income, net of $3.6 million for the corresponding period in 2024 due primarily to venture capital investment losses of $9.0 million as compared to gains of $1.8 million in the corresponding period in 2024.
Income Taxes

	Six Months Ended
	June 28, 2025	June 29, 2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$28,825	$49,921	$(21,096)	(42.3)%
Effective tax rate	26.8%	22.8%		400 bps
Income tax expense for the six months ended June 28, 2025 was $28.8 million, a decrease of $21.1 million compared to $49.9 million for the corresponding period in 2024. Our effective tax rate was 26.8% for the six months ended June 28, 2025 compared to 22.8% for the corresponding period in 2024. The increase in our effective tax rate in the six months ended June 28, 2025 compared to the corresponding period in 2024 was primarily attributable to the tax effects from stock-based compensation deductions, as well as non-taxable remeasurement gains on a previous equity investment in Noveprim during the six months ended June 29, 2024.
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
The following table presents our cash, cash equivalents and short-term investments:

	June 28, 2025	December 28, 2024
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$2,072	$4,219
Held in non-U.S. entities	180,752	190,387
Total cash and cash equivalents	182,824	194,606
Short-term investments:
Held in non-U.S. entities	65	62
Total cash, cash equivalents and short-term investments	$182,889	$194,668

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Net income	$78,571	$168,743
Adjustments to reconcile net income to net cash provided by operating activities	285,275	214,104
Changes in assets and liabilities	12,454	(59,424)
Net cash provided by operating activities	$376,300	$323,423
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, goodwill impairment, debt financing costs, deferred income taxes, write downs of inventories, provisions of credit losses, long-lived asset impairment changes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, changes in fair value of contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
During the six months ended June 28, 2025, our cash flows from operations were $376.3 million compared with $323.4 million for the same period in 2024. The increase was primarily driven by lower payments of variable compensation and favorable timing of payments to our suppliers and vendors, partially offset by higher purchases of inventory to support our DSA reportable segment.
The following table presents our net cash used in investing activities:

	Six Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Capital expenditures	$(94,622)	$(118,630)
Investments, net	(5,984)	(23,179)
Proceeds from sale of businesses and assets, net	17,441	—
Acquisition of businesses and assets, net of cash acquired	$—	$(5,479)
Other, net	347	(370)
Net cash used in investing activities	$(82,818)	$(147,658)
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions, periodically offset by cash from divestitures.
For the six months ended June 28, 2025, cash used in investing activities was primarily driven by capital expenditures partially offset by proceeds from divestitures of certain site and business assets. Capital expenditures decreased for the six months ended June 28, 2025 as compared to the same period in 2024, as a result of disciplined spend management in light of the global economic environment.
For the six months ended June 29, 2024, cash used in investing activities was primarily driven by capital expenditures to support the growth of the business, an immaterial asset acquisition, and investments in certain venture capital and strategic equity investments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our net cash (used in) provided by financing activities:

	Six Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$963,363	$741,200
Payments on long-term debt, revolving credit facility, and finance lease obligations	(887,706)	(987,344)
Proceeds from exercises of stock options	1	22,331
Purchase of treasury stock	(360,484)	(18,265)
Payment of contingent considerations	(21,822)	—
Purchase of remaining equity interest of other redeemable noncontrolling interest	(19,140)	(12,000)
Other, net	(6,458)	(13,434)
Net cash used in financing activities	$(332,246)	$(267,512)
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises.
For the six months ended June 28, 2025, net cash used in financing activities was primarily driven by the following activity:
•Net proceeds of $85.7 million from our Credit Facility
•Treasury stock purchases of $350.0 million associated with our stock repurchase program and $9.9 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $21.8 million associated with contingent consideration related to the acquisition of Noveprim
•Payment of $19.1 million for the remaining 8% equity interest in Vital River
For the six months ended June 29, 2024, net cash provided by financing activities was primarily driven by the following activity:
•Net repayments of $252.4 million from our Credit Facility
•Net proceeds from exercises of employee stock options of $22.3 million
•Treasury stock purchases of $18.3 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $12.0 million for the remaining 10% equity interest in an other redeemable noncontrolling interest
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	June 28, 2025	December 28, 2024
	(in thousands)
Revolving facility	$813,002	$714,948
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,313,002	$2,214,948

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Our off-balance sheet commitments related to our outstanding letters of credit as of June 28, 2025 and December 28, 2024 were $22.0 million and $22.4 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Mauritian Rupee. During the six months ended June 28, 2025, the most significant drivers of foreign currency translation adjustment we recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, Mauritian Rupee, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the six months ended June 28, 2025, our revenue would have decreased by $65.5 million, and our operating income would have decreased by $1.7 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
On August 2, 2024, our Board of Directors approved a stock repurchase authorization of $1 billion. During the six months ended June 28, 2025, we repurchased 2.1 million shares of common stock for $350.0 million under the new stock repurchase program. As of June 28, 2025, we had $549.3 million remaining on the current authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the six months ended June 28, 2025, we acquired 0.1 million shares for $9.9 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025. There have been no changes in the Company’s critical accounting policies during the six months ended June 28, 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the six months ended June 28, 2025 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of June 28, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of our controls and procedures relative to their costs.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 28, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 17, 2023, the Company received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into the Company’s conduct regarding several shipments of non-human primates from Cambodia in late 2022 and early 2023 (the NHP Shipments). The DOJ also undertook a parallel civil investigation related to the NHP Shipments. As previously disclosed, the Company continued to care for the NHP Shipments during the pendency of the DOJ investigations. In July 2025, the Company was informed that USFWS had determined to clear the NHP Shipments for legal entry into the United States. Furthermore, in recent weeks the Company has been advised by the DOJ that both the grand jury investigation and the parallel civil investigation had been closed.
On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company is cooperating with the requests. The Company’s Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. We are not able to predict what action, if any, might be taken in the future by the SEC. The SEC has not provided the Company with any specific timeline or indication as to when the investigation will be concluded or resolved. The Company cannot predict the timing, outcome or possible impact of the investigation, including without limitation any potential fines, penalties or liabilities.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended June 28, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
March 30, 2025 to April 26, 2025	—	$—	—	$549,285
April 27, 2025 to May 24, 2025	926	116.96	—	549,285
May 25, 2025 to June 28, 2025	48,782	136.47	—	549,285
Total	49,708		—
On August 2, 2024, our Board of Directors has authorized, in aggregate, a stock repurchase authorization of $1 billion. During the three months ended June 28, 2025, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of June 28, 2025, we had $549.3 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended June 28, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 6. Exhibits

(a) Exhibits	Description of Exhibits	Filed with this Form 10-Q	Incorporation by Reference
			Form	Filing Date	Exhibit No.
10.1+	Amendment to the Amended and Restated Employment Agreement by and between James C. Foster and Charles River International, Inc., dated May 20, 2025	X
10.2	Cooperation Agreement, by and among the Company and Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P., dated as of May 6, 2025		8-K	May 7, 2025	10.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+ Furnished herein.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

August 6, 2025	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 6, 2025	/s/ FLAVIA H. PEASE
Flavia H. Pease Corporate Executive Vice President and Chief Financial Officer