Form 10-Q
period 2025-09-27
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2025-11-05
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 27, 2025

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2025, there were 49,215,471 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2025

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 27, 2025 and September 28, 2024	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 27, 2025 and September 28, 2024	4
	Condensed Consolidated Balance Sheets (Unaudited) as of September 27, 2025 and December 28, 2024	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 27, 2025 and September 28, 2024	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three and nine months ended September 27, 2025 and September 28, 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Overview	26
	Results of Operations	28
	Liquidity and Capital Resources	35
	Critical Accounting Policies and Estimates	37
	Recent Accounting Pronouncements	38
3	Quantitative and Qualitative Disclosure About Market Risk	38
4	Controls and Procedures	38
PART II - OTHER INFORMATION
1	Legal Proceedings	39
1A	Risk Factors	39
2	Unregistered Sales of Equity Securities and Use of Proceeds	43
5	Other Information	43
6	Exhibits	44

Signatures		45

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of NHPs and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the U.S. Securities and Exchange Commission (SEC)’s investigation and inquiry related to the NHP supply chain (including shipments of non-human primates from Cambodia received by the Company), (2) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, (3) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023, and (4) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we source are purpose-bred; changes and uncertainties in the global economy and financial markets; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; the Company’s plans or prospects, expectations and long-term goals associated with our business; the company's expectations concerning future financial and operating performance, including the company's commitment to, and ability to create long-term value for shareholders and to successfully execute on the Board of Directors’ comprehensive strategic review and evaluation of Charles River’s business and prospects; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact and projected timing; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the nature, timing and impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to study cancellation rates and the impact of such cancellations; our expectations with respect to tax rates and benefits, including the impact of tax legislation on our operations; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service revenue	$808,042	$832,463	$2,446,801	$2,492,225
Product revenue	196,810	177,300	574,354	555,215
Total revenue	1,004,852	1,009,763	3,021,155	3,047,440
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	572,635	568,699	1,734,939	1,724,246
Cost of products sold (excluding amortization of intangible assets)	93,425	92,043	272,625	275,617
Selling, general and administrative	177,589	199,213	546,937	555,295
Amortization of intangible assets	27,404	32,403	158,052	97,248
Operating income	133,799	117,405	308,602	395,034
Other income (expense)
Interest income	1,422	1,528	3,923	6,740
Interest expense	(25,403)	(30,284)	(83,254)	(98,054)
Other income (expense), net	(22,618)	2,592	(34,675)	6,185
Income before income taxes	87,200	91,241	194,596	309,905
Provision for income taxes	31,644	20,946	60,469	70,867
Net income	55,556	70,295	134,127	239,038
Less: Net income attributable to noncontrolling interests	1,134	638	1,910	2,340
Net income attributable to Charles River Laboratories International, Inc.	$54,422	$69,657	$132,217	$236,698

Calculation of net income per share attributable to Charles River Laboratories International, Inc. common shareholders
Net income attributable to Charles River Laboratories International, Inc.	$54,422	$69,657	$132,217	$236,698
Less: Adjustment of redeemable noncontrolling interests	—	379	—	1,081
Less: Incremental dividends attributed to noncontrolling interest holders	—	599	—	9,621
Net income available to Charles River Laboratories International, Inc. common shareholders	$54,422	$68,679	$132,217	$225,996

Earnings per common share
Basic	$1.11	$1.34	$2.66	$4.39
Diluted	$1.10	$1.33	$2.65	$4.37

Weighted-average number of common shares outstanding
Basic	49,213	51,394	49,680	51,461
Diluted	49,426	51,583	49,866	51,713

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$55,556	$70,295	$134,127	$239,038
Other comprehensive income (loss):
Foreign currency translation adjustment	(26,962)	85,018	154,639	500
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	462	352	1,327	1,038
Unrealized losses on hedging instruments	—	(1,060)	—	(688)
Other comprehensive income (loss), before income taxes	(26,500)	84,310	155,966	850
Less: Income tax expense (benefit) related to items of other comprehensive income	(952)	8,348	28,967	848
Comprehensive income, net of income taxes	30,008	146,257	261,126	239,040
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	735	(238)	3,180	(1,214)
Comprehensive income attributable to Charles River Laboratories International, Inc., net of income taxes	$29,273	$146,495	$257,946	$240,254

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$207,097	$194,606
Trade receivables and contract assets, net of allowances for credit losses of $13,805 and $18,301, respectively	734,482	720,915
Inventories	302,550	278,544
Prepaid assets	121,535	103,210
Other current assets	166,440	105,796
Total current assets	1,532,104	1,403,071
Property, plant and equipment, net	1,591,625	1,604,014
Venture capital and strategic equity investments	194,635	218,350
Operating lease right-of-use assets, net	374,273	412,490
Goodwill	2,922,281	2,846,608
Intangible assets, net	571,094	723,400
Deferred tax assets	36,907	42,179
Other assets	290,893	278,233
Total assets	$7,513,812	$7,528,345
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$169,615	$140,337
Accrued compensation	269,697	179,418
Deferred revenue	237,728	248,322
Accrued liabilities	228,895	232,010
Other current liabilities	215,953	194,014
Total current liabilities	1,121,888	994,101
Long-term debt, net and finance leases	2,185,453	2,240,205
Operating lease right-of-use liabilities	443,185	483,789
Deferred tax liabilities	123,007	106,960
Other long-term liabilities	189,462	195,212
Total liabilities	4,062,995	4,020,267
Commitments and contingencies (Notes 10, 12, and 14)
Redeemable noncontrolling interests	40,492	41,126
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 51,351 shares issued and 49,215 shares outstanding as of September 27, 2025, and 51,141 shares issued and outstanding as of December 28, 2024	514	511
Additional paid-in capital	2,015,665	1,966,237
Retained earnings	1,944,317	1,812,100
Treasury stock, at cost, 2,136 and zero shares, as of September 27, 2025 and December 28, 2024, respectively	(363,431)	—
Accumulated other comprehensive loss	(191,616)	(317,345)
Total Charles River Laboratories International, Inc. equity	3,405,449	3,461,503
Nonredeemable noncontrolling interest	4,876	5,449
Total equity	3,410,325	3,466,952
Total liabilities, redeemable noncontrolling interests and equity	$7,513,812	$7,528,345
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows relating to operating activities
Net income	$134,127	$239,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,035	259,637
Long-lived asset impairments	36,185	17,339
Stock-based compensation	53,451	52,656
Deferred income taxes	(15,122)	(25,988)
Write down of inventories	10,697	11,472
(Gains) losses and impairments on venture capital and strategic equity investments, net	33,955	(8,788)
Provision for credit losses	4,559	8,223
(Gain) loss on divestitures, net	(3,376)	659
Other, net	3,306	8,900
Changes in assets and liabilities:
Trade receivables and contract assets, net	8,106	18,300
Inventories	(45,280)	13,789
Accounts payable	40,747	(7,095)
Accrued compensation	81,870	(1,981)
Deferred revenue	(12,319)	13,583
Customer contract deposits	(533)	14,707
Other assets and liabilities, net	(65,282)	(39,236)
Net cash provided by operating activities	590,126	575,215
Cash flows relating to investing activities
Capital expenditures	(130,202)	(157,351)
Purchases of investments and contributions to venture capital investments	(12,544)	(45,264)
Proceeds from sale of investments	5,637	39,470
Proceeds from sale of businesses and assets, net	17,441	—
Acquisition of businesses and assets, net of cash acquired	—	(5,479)
Other, net	3,154	(358)
Net cash used in investing activities	(116,514)	(168,982)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,070,861	976,783
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,141,500)	(1,316,990)
Proceeds from exercises of stock options	3	23,110
Purchase of treasury stock	(360,577)	(119,051)
Payments of contingent consideration	(21,822)	—
Purchase of remaining equity interest of other redeemable noncontrolling interests	(19,140)	(12,000)
Other, net	(12,687)	(26,900)
Net cash used in financing activities	(484,862)	(475,048)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14,900	(4,025)
Net change in cash, cash equivalents, and restricted cash	3,650	(72,840)
Cash, cash equivalents, and restricted cash, beginning of period	205,570	284,480
Cash, cash equivalents, and restricted cash, end of period	$209,220	$211,640

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 28, 2024	$41,126	51,141	$511	$1,966,237	$1,812,100	$(317,345)	—	$—	$3,461,503	$5,449	$3,466,952
Net income	75	—	—	—	25,469	—	—	—	25,469	334	25,803
Other comprehensive income (loss), net of tax	(858)	—	—	—	—	52,099	—	—	52,099	—	52,099
Adjustment of redeemable noncontrolling interests to redemption value	1,320	—	—	(1,320)	—	—	—	—	(1,320)	—	(1,320)
Issuance of stock under employee compensation plans	—	60	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	2,086	(353,132)	(353,132)	—	(353,132)
Share repurchase excise tax	—	—	—	—	—	—	—	(3,419)	(3,419)	—	(3,419)
Stock-based compensation	—	—	—	13,135	—	—	—	—	13,135	—	13,135
March 29, 2025	$41,663	51,201	$512	$1,978,052	$1,837,569	$(265,246)	2,086	$(356,551)	$3,194,336	$5,783	$3,200,119
Net income (loss)	(159)	—	—	—	52,326	—	—	—	52,326	526	52,852
Other comprehensive income, net of tax	2,527	—	—	—	—	98,779	—	—	98,779	—	98,779
Adjustment of redeemable noncontrolling interest to redemption value	2,383	—	—	(2,383)	—	—	—	—	(2,383)	—	(2,383)
Dividends to noncontrolling interests	(6,458)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	143	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	50	(6,787)	(6,787)	—	(6,787)
Stock-based compensation	—	—	—	17,049	—	—	—	—	17,049	—	17,049
June 28, 2025	39,956	51,344	513	1,992,718	1,889,895	(166,467)	2,136	(363,338)	3,353,321	6,309	3,359,630
Net income	615	—	—	—	54,422	—	—	—	54,422	519	54,941
Other comprehensive (loss) income, net of tax	(399)	—	—	—	—	(25,149)	—	—	(25,149)	—	(25,149)
Adjustment of redeemable noncontrolling interest to redemption value	320	—	—	(320)	—	—	—	—	(320)	—	(320)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,952)	(1,952)
Issuance of stock under employee compensation plans	—	7	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	—	(93)	(93)	—	(93)
Stock-based compensation	—	—	—	23,267	—	—	—	—	23,267	—	23,267
September 27, 2025	$40,492	51,351	$514	$2,015,665	$1,944,317	$(191,616)	2,136	$(363,431)	$3,405,449	$4,876	$3,410,325

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
Net income	1,201	—	—	—	72,960	—	—	—	72,960	321	73,281
Other comprehensive loss, net of tax	(2,763)	—	—	—	—	(53,492)	—	—	(53,492)	—	(53,492)
Adjustment of redeemable noncontrolling interests to redemption value	4,807	—	—	(4,406)	(401)	—	—	—	(4,807)	—	(4,807)
Dividends declared to noncontrolling interests	(2,192)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	214	2	21,503	—	—	—	—	21,505	—	21,505
Purchase of treasury shares	—	—	—	—	—	—	42	(9,351)	(9,351)	—	(9,351)
Stock-based compensation	—	—	—	16,738	—	—	—	—	16,738	—	16,738
March 30, 2024	$57,775	51,552	$515	$1,939,413	$1,959,777	$(249,919)	42	$(9,351)	$3,640,435	$5,715	$3,646,150
Net income (loss)	(332)	—	—	—	94,081	—	—	—	94,081	512	94,593
Other comprehensive income (loss), net of tax	85	—	—	—	—	(19,790)	—	—	(19,790)	—	(19,790)
Adjustment of redeemable noncontrolling interests to redemption value	496	—	—	(195)	(301)	—	—	—	(496)	—	(496)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,938)	(1,938)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of purchase price of Noveprim redeemable noncontrolling interest	52	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	144	2	824	—	—	—	—	826	—	826
Purchase of treasury shares	—	—	—	—	—	—	41	(8,914)	(8,914)	—	(8,914)
Stock-based compensation	—	—	—	16,587	—	—	—	—	16,587	—	16,587
June 29, 2024	$46,076	51,696	$517	$1,956,629	$2,053,557	$(269,709)	83	$(18,265)	$3,722,729	$4,289	$3,727,018
Net income	73	—	—	—	69,657	—	—	—	69,657	565	70,222
Other comprehensive income (loss), net of tax	(876)	—	—	—	—	76,838	—	—	76,838	—	76,838
Adjustment of redeemable noncontrolling interests to redemption value	5,705	—	—	(5,326)	(379)	—	—	—	(5,705)	—	(5,705)
Dividends declared to noncontrolling interests	(10,388)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	22	—	779	—	—	—	—	779	—	779
Purchase of treasury shares	—	—	—	—	—	—	501	(100,786)	(100,786)	—	(100,786)
Share repurchase excise tax	—	—	—	—	—	—	—	(570)	(570)	—	(570)
Stock-based compensation	—	—	—	19,331	—	—	—	—	19,331	—	19,331
September 28, 2024	$40,590	51,718	$517	$1,971,413	$2,122,835	$(192,871)	584	$(119,621)	$3,782,273	$4,854	$3,787,127

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
Newly Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350 - 40) - Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including the methods that entities may use to develop software in the future. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted, and the amendments in this ASU may be adopted using either a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and the related disclosures.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivables and Contract Assets.” ASU 2025-05 provides a practical expedient to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset if the expected credit losses were estimated under the reasonable and supportable approach. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted, and if practical expedient is elected, the amendments in this update should be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and the related disclosures.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$96,080	$93,446	$290,832	$285,794
Services and products transferred at a point in time	117,394	104,378	348,986	339,326
Total RMS revenue	213,474	197,824	639,818	625,120
DSA
Services and products transferred over time	600,080	613,388	1,809,465	1,844,298
Services and products transferred at a point in time	605	1,672	1,858	3,633
Total DSA revenue	600,685	615,060	1,811,323	1,847,931
Manufacturing
Services and products transferred over time	92,250	107,284	290,334	311,823
Services and products transferred at a point in time	98,443	89,595	279,680	262,566
Total Manufacturing revenue	190,693	196,879	570,014	574,389
Total revenue	$1,004,852	$1,009,763	$3,021,155	$3,047,440
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	September 27, 2025	December 28, 2024
	(in thousands)
Assets from contracts with customers
Client receivables	$537,404	$527,705
Unbilled revenue	210,883	211,511
Total	748,287	739,216
Less: Allowance for credit losses	(13,805)	(18,301)
Trade receivables and contract assets, net	$734,482	$720,915

Liabilities from contracts with customers
Current deferred revenue	$237,728	$248,322
Long-term deferred revenue (included in Other long-term liabilities)	42,492	34,291
Customer contract deposits (included in Other current liabilities)	91,167	89,446
Approximately 90% of unbilled revenue as of December 28, 2024, which was $212 million, was billed during the nine months ended September 27, 2025. Approximately 90% of unbilled revenue as of December 30, 2023, which was $228 million, was billed during the nine months ended September 28, 2024.
Approximately 75% of contract liabilities as of December 28, 2024, which was $283 million, were recognized as revenue during the nine months ended September 27, 2025. Approximately 80% of contract liabilities as of December 30, 2023, which was $273 million, were recognized as revenue during the nine months ended September 28, 2024.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receivables. The Company excluded approximately $34 million and $38 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of September 27, 2025 and December 28, 2024, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Beginning balance	$18,301	$25,722
Provisions	4,559	8,223
Reductions	(9,055)	(10,068)
Ending balance	$13,805	$23,877
Net provision expenses were $2.8 million and $7.2 million during the nine months ended September 27, 2025 and September 28, 2024, respectively and include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 27, 2025. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of September 27, 2025 was $649.3 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
Other Performance Obligations
As part of the Company’s service offerings, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year, and recorded within service revenue. The Company recognized $12.1 million and $16.6 million in lease revenue during the three months ended September 27, 2025 and September 28, 2024. The Company recognized $35.7 million and $54.3 million in lease revenue during the nine months ended September 27, 2025 and September 28, 2024. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands)
RMS
Revenue	$213,474	$197,824	$639,818	$625,120
Cost of revenue (excluding amortization of intangible assets)	148,004	137,906	430,435	421,773
Selling, general and administrative	24,934	26,453	77,509	84,943
Amortization of intangible assets	5,983	5,921	17,930	17,763
Operating income	$34,553	$27,544	$113,944	$100,641

DSA
Revenue	$600,685	$615,060	$1,811,323	$1,847,931
Cost of revenue (excluding amortization of intangible assets)	408,112	409,684	1,250,162	1,246,560
Selling, general and administrative	56,266	63,260	181,829	174,598
Amortization of intangible assets	13,154	15,680	39,446	47,122
Operating income	$123,153	$126,436	$339,886	$379,651

Manufacturing
Revenue	$190,693	$196,879	$570,014	$574,389
Cost of revenue (excluding amortization of intangible assets)	109,944	113,152	326,967	331,530
Selling, general and administrative	32,556	32,737	99,004	99,397
Amortization of intangible assets	8,267	10,802	100,676	32,363
Operating income	$39,926	$40,188	$43,367	$111,099

Unallocated Corporate (1)
Selling, general and administrative	$63,833	$76,763	$188,595	$196,357
Operating loss	$(63,833)	$(76,763)	$(188,595)	$(196,357)

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands)
Revenue
RMS	$213,474	$197,824	$639,818	$625,120
DSA	600,685	615,060	1,811,323	1,847,931
Manufacturing	190,693	196,879	570,014	574,389
Total revenue	$1,004,852	$1,009,763	$3,021,155	$3,047,440

Operating Income (Loss)
RMS	$34,553	$27,544	$113,944	$100,641
DSA	123,153	126,436	339,886	379,651
Manufacturing	39,926	40,188	43,367	111,099
Segment operating income	197,632	194,168	497,197	591,391
Unallocated Corporate	(63,833)	(76,763)	(188,595)	(196,357)
Operating income	$133,799	$117,405	$308,602	$395,034
Other income (expense):
Interest income	1,422	1,528	3,923	6,740
Interest expense	(25,403)	(30,284)	(83,254)	(98,054)
Other income (expense), net	(22,618)	2,592	(34,675)	6,185
Income before income taxes	$87,200	$91,241	$194,596	$309,905

Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
September 27, 2025	$3,173	$25,709	$5,191	$1,507	$35,580
September 28, 2024	7,186	22,773	8,735	27	38,721
Nine Months Ended:
September 27, 2025	$14,099	$78,730	$33,631	$3,742	$130,202
September 28, 2024	36,543	91,176	28,180	1,452	157,351

Depreciation and amortization (1)
Three Months Ended:
September 27, 2025	$21,939	$44,001	$17,377	$1,847	$85,164
September 28, 2024	18,389	47,751	20,298	1,760	88,198
Nine Months Ended:
September 27, 2025	$63,410	$128,660	$127,343	$5,622	$325,035
September 28, 2024	53,050	141,269	60,176	5,142	259,637
(1) Depreciation and amortization includes both inventory step up amortization expense and biological assets amortization expense.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Three Months Ended:
September 27, 2025	$537,605	$277,690	$116,809	$51,664	$21,084	$1,004,852
September 28, 2024	559,277	267,123	127,088	45,009	11,266	1,009,763

Nine Months Ended:
September 27, 2025	$1,624,420	$822,799	$377,747	$148,109	$48,080	$3,021,155
September 28, 2024	1,693,021	814,819	362,733	141,168	35,699	3,047,440

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Long-lived assets
September 27, 2025	$888,989	$446,629	$153,670	$61,551	$40,786	$1,591,625
December 28, 2024	941,621	412,967	147,039	66,046	36,341	1,604,014
4. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Cash paid for income taxes	$92,691	$94,609
Cash paid for interest	83,407	98,572
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$27,005	$32,764
Assets acquired under finance leases	40	3,159
Cash, cash equivalents and restricted cash is included in the accompanying unaudited condensed consolidated balance sheets as follows:

	September 27, 2025	September 28, 2024
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$207,097	$210,171
Restricted cash included in Other current assets	573	323
Restricted cash included in Other assets	1,550	1,146
Cash, cash equivalents, and restricted cash, end of period	$209,220	$211,640
5. INVENTORY
Inventories
The composition of inventories is as follows:

	September 27, 2025	December 28, 2024
	(in thousands)
Raw materials and supplies	$39,312	$43,041
Work in process	65,102	51,785
Finished products	198,136	183,718
Inventories	$302,550	$278,544

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventory step up amortization expense for the three months ended September 27, 2025 and September 28, 2024 was $7.4 million and $5.9 million, respectively. Inventory step up amortization expense for the nine months ended September 27, 2025 and September 28, 2024 was $17.8 million and $16.5 million, respectively.
6. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	September 27, 2025	December 28, 2024
	(in thousands)
Land	$71,720	$71,736
Buildings (1)	1,082,139	1,069,667
Machinery and equipment (1)	1,054,834	1,029,424
Leasehold improvements	432,156	438,746
Furniture and fixtures	27,185	30,413
Computer hardware and software (1)	273,098	268,032
Vehicles (1)	7,294	6,800
Construction in progress	139,269	143,306
Total	3,087,695	3,058,124
Less: Accumulated depreciation	(1,496,070)	(1,454,110)
Property, plant and equipment, net	$1,591,625	$1,604,014

(1) These balances include assets under finance leases.
As of September 27, 2025, the Company included approximately $20 million of certain property, plant and equipment primarily related to corporate assets as held for sale within Other assets on the unaudited condensed consolidated balance sheets.
Depreciation expense in the three months ended September 27, 2025 and September 28, 2024 was $44.8 million and $48.5 million, respectively. Depreciation expense in the nine months ended September 27, 2025 and September 28, 2024 was $132.5 million and $141.8 million, respectively.
Change in estimated useful lives
In accordance with its policy, the Company reviews the estimated useful lives of its property, plant and equipment on an ongoing basis. This review indicated that the actual lives of certain assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial reporting. As a result, effective December 29, 2024, the first day of fiscal 2025, the Company changed certain estimates of the useful lives to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of machinery and equipment, which was previously 5 years increased to 7 years, and building improvements that was previously 10 years increased to 15 years. The effect of this change in estimate during the three and nine months ended September 27, 2025 reduced depreciation expense by $4.5 million and $13.6 million, increased net income available to Charles River Laboratories International, Inc. common shareholders by $3.4 million and $10.3 million and increased basic and diluted earnings per share by approximately $0.07 and $0.21, respectively.
7. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Beginning balance	$116,561	$121,158
Capital contributions	11,655	16,205
Distributions	(6,153)	(20,324)
Gains (losses) and impairments	(10,277)	8,439
Foreign currency translation	2,804	466
Ending balance	$114,590	$125,944

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Beginning balance	$101,789	$122,653
Purchase of investments	3,041	1,600
Distributions	(2,845)	(5,000)
Gains (losses) and impairments	(23,678)	(9,430)
Foreign currency translation	1,738	220
Ending balance	$80,045	$110,043
Gains (losses) and impairments during the three and nine months ended September 27, 2025 primarily relate to $17.4 million of impairments associated with three investments, which do not have a readily determinable fair value and are accounted for under the measurement alternative.
8. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 27, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Other assets measured at fair value:
Life insurance policies	$—	$54,760	$—	$54,760
Total assets measured at fair value	$—	$54,760	$—	$54,760

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$28,065	$28,065
Total liabilities measured at fair value	$—	$—	$28,065	$28,065
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 27, 2025, there were no transfers between levels.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Beginning balance	$49,311	$33,265
Payments	(25,000)	—
Adjustment of previously recorded contingent liability	3,754	6,628
Ending balance	$28,065	$39,893
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $30.0 million, of which the value accrued as of September 27, 2025 is $28.1 million as the probability of achieving the maximum target is estimated to be 94%. The volatility and weighted average cost of capital is approximately 20% and 8%, respectively. Increases or decreases in these assumptions may result in a higher or lower fair value measurement, respectively.
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

	September 27, 2025		December 28, 2024
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$487,550	$500,000	$473,750
3.75% Senior Notes due 2029	500,000	472,500	500,000	456,250
4.00% Senior Notes due 2031	500,000	463,600	500,000	441,250
9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing (2)	Total
	(in thousands)
December 28, 2024	$496,740	$1,635,651	$714,217	$2,846,608
Divestitures	—	(4,000)	—	(4,000)
Foreign exchange	13,565	41,962	24,146	79,673
September 27, 2025	$510,305	$1,673,613	$738,363	$2,922,281
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
The increase in goodwill during the nine months ended September 27, 2025 is primarily related to the effect of foreign exchange; partially offset by a divestiture of a site in the DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 27, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,528,202	$(992,424)	$535,778	$1,505,871	$(823,903)	$681,968
Technology	141,307	(122,329)	18,978	139,335	(116,536)	22,799
Trademarks and trade names	12,100	(6,673)	5,427	11,827	(5,630)	6,197
Other	21,029	(10,118)	10,911	39,819	(27,383)	12,436
Intangible assets	$1,702,638	$(1,131,544)	$571,094	$1,696,852	$(973,452)	$723,400
The decrease in intangible assets for the nine months ended September 27, 2025 related primarily to the accelerated amortization of certain CDMO client relationships in the Biologics Solutions reporting unit, normal amortization over the useful lives, and a divestiture of a site in the DSA reportable segment.
Amortization expense of definite-lived intangible assets for three months ended September 27, 2025 and September 28, 2024 was $27.4 million and $32.4 million, respectively. Amortization expense of definite-lived intangible assets for nine months ended September 27, 2025 and September 28, 2024 was $158.1 million and $97.2 million, respectively. Amortization expense for the nine months ended September 27, 2025 includes $71.0 million of accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers in 2025 which was identified in fiscal year 2024.
10. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	September 27, 2025	December 28, 2024
	(in thousands)
Revolving facility	$665,472	$714,948
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	7,879	15,603
Finance leases	28,054	28,444
Total debt and finance leases	2,201,405	2,258,995
Less:
Current portion of long-term debt	54	155
Current portion of finance leases	2,582	2,774
Current portion of long-term debt and finance leases	2,636	2,929
Long-term debt and finance leases	2,198,769	2,256,066
Debt discount and debt issuance costs	(13,316)	(15,861)
Long-term debt, net and finance leases	$2,185,453	$2,240,205
As of September 27, 2025 and December 28, 2024, the weighted average interest rate on the Company’s debt was 4.11% and 4.48%, respectively.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit
As of September 27, 2025 and December 28, 2024, the Company had $22.0 million and $22.4 million, respectively, in outstanding letters of credit.
11. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands)
Numerator:
Net income	$55,556	$70,295	$134,127	$239,038
Less: Net income attributable to noncontrolling interests	1,134	638	1,910	2,340
Net income attributable to Charles River Laboratories International, Inc.	54,422	69,657	132,217	236,698

Calculation of net income per share attributable to Charles River Laboratories International, Inc. common shareholders
Net income attributable to Charles River Laboratories International, Inc.	$54,422	$69,657	$132,217	$236,698
Less: Adjustment of redeemable noncontrolling interest (1)	—	379	—	1,081
Less: Incremental dividends attributable to noncontrolling interest holders (2)	—	599	—	9,621
Net income available to Charles River Laboratories International, Inc. common shareholders	$54,422	$68,679	$132,217	$225,996

Denominator:
Weighted-average shares outstanding - Basic	49,213	51,394	49,680	51,461
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	213	189	186	252
Weighted-average shares outstanding - Diluted	49,426	51,583	49,866	51,713

Anti-dilutive common stock equivalents (3)(4)	1,131	746	1,057	505

(1) Represents adjustments of redeemable noncontrolling interest that impact retained earnings.
(2) Represents incremental declared dividends attributable to Noveprim noncontrolling interest holders who are entitled to preferential dividends for fiscal year 2024.
(3) Anti-dilutive common stock equivalents represent amounts outstanding related to employee stock options, RSUs and PSUs for all periods presented.
(4) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
On August 2, 2024, the Company’s Board of Directors authorized a $1.0 billion stock repurchase program. During the nine months ended September 27, 2025, the Company repurchased 2.1 million shares of common stock for $350.0 million under the stock repurchase program. As of September 27, 2025, the Company had $549.3 million remaining on the authorized stock repurchase program.
On October 29, 2025, the Company’s Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces the prior stock repurchase authorization of $1.0 billion that had $549.3 million remaining on the plan when it was terminated.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired 0.1 million shares during the nine months ended September 27, 2025 and September 28, 2024, for $9.9 million and $18.4 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 28, 2024	$(261,471)	$(55,874)	$(317,345)
Other comprehensive income before reclassifications	153,369	1,327	154,696
Net current period other comprehensive income	153,369	1,327	154,696
Income tax expense	28,640	327	28,967
September 27, 2025	$(136,742)	$(54,874)	$(191,616)
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
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. Additionally, during fiscal year 2024 the 10% noncontrolling interest holders were eligible to receive a dividend disproportionate to their equity ownership, of which the fair value of $8.0 million as of the acquisition date was recorded within the redeemable noncontrolling interest. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of September 27, 2025, the redemption value of $40.5 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $4.0 million for the nine months ended September 27, 2025. As of September 28, 2024, the redemption value of $40.6 million exceeded both the carrying value and fair value, resulting in both an adjustment to additional paid in capital of $7.2 million and an adjustment to retained earnings of $1.1 million, respectively.
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
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not material during the three and nine months ended September 27, 2025 and September 28, 2024.
12. INCOME TAXES
The Company’s effective tax rates for the three months ended September 27, 2025 and September 28, 2024 were 36.3% and 23.0%, respectively. The Company’s effective tax rates for the nine months ended September 27, 2025 and September 28, 2024 were 31.1% and 22.9%, respectively. The increase in the effective tax rate for the three and nine months ended September 27, 2025 compared to the corresponding prior year periods were primarily attributable to an increase in net U.S. taxation of foreign operations, as well as the current and deferred impact of tax legislation enacted in the period in a foreign jurisdiction.
For the three months ended September 27, 2025, the Company’s unrecognized tax benefits increased by $0.2 million to $29.4 million, primarily due to increases in research and development tax credit reserves, offset by favorable foreign exchange movement. For the three months ended September 27, 2025, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.8 million to $25.0 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $2.6 million as of September 27, 2025. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $7.5 million over the next twelve-month period, primarily due to audit settlements and expiring statutes of limitations.
The Company’s prepaid and accrued tax positions are as follows:

	September 27, 2025	December 28, 2024	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$157,954	$82,995	Other current assets
Accrued income taxes	55,368	31,872	Other current liabilities
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2021.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including accelerated tax depreciation, expensing of research and development, and the U.S. international inclusions. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. The enactment of the OBBBA did not have a material impact to the tax rate for the three and nine months ended September 27, 2025.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, France, Ireland, the U.K., and India. The Company does not anticipate resolution of these audits will have a material impact on its unaudited condensed consolidated financial statements.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restructuring costs by reportable segment:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands)
RMS	$5,824	$4,965	$14,667	$22,580
DSA	4,530	13,866	38,148	24,123
Manufacturing	2,635	5,372	13,790	9,660
Unallocated corporate	4,294	6,443	6,723	9,237
Total	$17,283	$30,646	$73,328	$65,600
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	September 27, 2025			September 28, 2024
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$1,349	$10,015	$11,364	$12,830	$3,482	$16,312
Cost of products sold (excluding amortization of intangible assets)	279	1,696	1,975	1,783	650	2,433
Selling, general and administrative	3,168	776	3,944	11,923	(22)	11,901
Total restructuring costs	$4,796	$12,487	$17,283	$26,536	$4,110	$30,646

Nine Months Ended
Cost of services provided (excluding amortization of intangible assets)	$7,739	$49,639	$57,378	$20,510	$6,516	$27,026
Cost of products sold (excluding amortization of intangible assets)	447	4,354	4,801	2,530	11,134	13,664
Selling, general and administrative	8,751	2,398	11,149	18,430	6,480	24,910
Total restructuring costs	$16,937	$56,391	$73,328	$41,470	$24,130	$65,600

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of Restructuring Activities
The following table provides a rollforward for the Company’s accrued restructuring costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Nine Months Ended September 27, 2025
Beginning balance	$24,469	$—	$875	$25,344
Expense	16,937	36,481	19,910	73,328
Payments / utilization	(27,398)	—	(19,067)	(46,465)
Other non-cash adjustments	—	(36,481)	(1,718)	(38,199)
Foreign currency adjustments	436	—	—	436
Ending Balance	$14,444	$—	$—	$14,444

Nine Months Ended September 28, 2024
Beginning balance	$4,175	$—	$875	$5,050
Expense	41,470	15,999	8,131	65,600
Payments / utilization	(17,920)	—	(6,762)	(24,682)
Other non-cash adjustments	—	(15,999)	(1,369)	(17,368)
Foreign currency adjustments	57	—	—	57
Ending Balance	$27,782	$—	$875	$28,657
As of September 27, 2025 and December 28, 2024, $14.4 million and $25.3 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
14. COMMITMENTS AND CONTINGENCIES
Litigation
On February 17, 2023, the Company received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into the Company’s conduct regarding several shipments of non-human primates from Cambodia in late 2022 and early 2023 (the NHP Shipments). The DOJ also undertook a parallel civil investigation related to the NHP Shipments. As previously disclosed, the Company continued to care for the NHP Shipments during the pendency of the DOJ investigations. In July 2025, the Company was informed that USFWS had determined to clear the NHP Shipments for legal entry into the United States. The DOJ advised the Company in the third fiscal quarter of 2025 that both the grand jury investigation and the parallel civil investigation were closed.
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
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. On August 15, 2025, the U.S. Court of Appeals for the First Circuit reversed in part the district court’s dismissal on the pleadings of the securities fraud claims. The case returned to U.S. District Court for the District

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of Massachusetts. On October 16, 2025, the plaintiff filed a motion to withdraw the State Teachers Retirement System of Ohio as lead plaintiff, due to lack of statutory standing, and substitute Oklahoma Firefighters Pension and Retirement System. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, a former Chief Financial Officer; and Flavia Pease, a former Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. Both of these lawsuits are currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
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
Global Market Environment
We are continuing to see a cautious spending environment from our client base, principally within our DSA segment related to our global biopharmaceutical and biotechnology clients, as they reassess their budgets, reprioritize their drug pipelines, and manage their cost structures. As we continue to navigate these challenges in the current macroeconomic environment, DSA backlog declined slightly to $1.8 billion as of September 27, 2025 from $2.0 billion as of December 28, 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
In response to recent trends observed across each of our businesses in the global market environment, we have undertaken and will continue to implement restructuring actions at various locations across North America, Europe and Asia. This includes workforce right-sizing actions, resulting in severance and transition costs; and costs related to the consolidation of facilities to optimize our global footprint and drive greater operating efficiency across the company, resulting in asset impairments, accelerated depreciation, and other site consolidation charges. During fiscal year 2023, we began taking restructuring actions as a result of these emerging business trends. We incurred restructuring charges of $17.3 million and $73.3 million, during the three and nine months ended September 27, 2025, respectively, and $107.0 million and $29.7 million during fiscal 2024 and fiscal 2023, respectively. We expect that these effectuated actions, as well as other upcoming planned actions designed to optimize our global footprint to drive greater operating efficiency, will result in approximately $225 million of cost savings on an annualized basis, of which approximately $175 million will impact fiscal year 2025.
Strategic Review
In November 2025, we announced as part of our Board of Directors’ comprehensive strategic review of our business and growth prospects, that we will focus on strategic initiatives to strengthen our leading scientific portfolio within our core markets through strategic acquisitions, partnerships, and internal investments; divest certain underperforming or non-core assets, which represent approximately 7% of the Company’s estimated 2025 revenue; maximize our financial performance, including by implementing additional initiatives aimed at driving greater operating efficiency, which are expected to generate incremental net cost savings of approximately $70 million annually, which will be fully realized in 2026; and maintain a disciplined approach to capital deployment through regularly evaluating the optimal balance between strategic acquisitions, stock repurchases, debt repayment, and other uses of capital.
Recent Government Actions
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which includes changes to a broad range of tax reform provisions including accelerated tax depreciation, expensing of research and development, and the U.S. international inclusions. We have analyzed the impacts of the OBBBA and reflected them in the current period. The enactment of the OBBBA did not have a material impact to the tax rate for the three and nine months ended September 27, 2025.
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
In April 2025, the U.S. Food and Drug Administration (FDA) announced plans to launch a pilot program to reduce animal testing in preclinical safety studies with scientifically validated cell-based and new approach methodologies (NAMs), such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays. We support the FDA’s announcement as we believe the program aligns with the vision previously outlined in the FDA Modernization Act 2.0 and aims to develop a clearer regulatory pathway to streamline the drug development process and safely advance innovative technologies, including alternatives to the current animal based development process. As a leader in preclinical drug development, this vision is consistent with our long-standing mission to drive greater efficiency in the drug development process, enhance scientific innovation, and promote the responsible use of animals in biomedical research. We are continuously evaluating innovative approaches in drug development and have invested in virtual control groups for safety assessment studies and partnerships utilizing AI technologies to reduce animal use. Further, in April 2024, we launched our own Alternative Methods Advancement Project (AMAP), which is an initiative dedicated to developing alternatives to the use of animal testing within the drug development process. In October 2025, we announced the creation of a cross-functional Scientific Advisory Board to guide our strategic focus on NAMs. We remain committed to continuing to collaborate with regulatory agencies, including the FDA, the biopharmaceutical industry and other stakeholders, to help develop, validate, and implement an efficient process for our clients’ regulatory submissions that support the use of new, non-animal based technologies.
U.S. Government Investigations into the Non-Human Primate Supply Chain
On May 16, 2023, we received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting us to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and we are cooperating with the requests. Our Audit Committee has retained counsel to conduct an independent investigation into certain issues raised in the investigations, and that work is ongoing. We are not able to predict what action, if any, might be taken in the future by the SEC. The SEC has not provided us with any specific timeline or indication as to when the investigation will be concluded or

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
resolved. We cannot predict the timing, outcome or possible impact of the investigation, including without limitation any potential fines, penalties or liabilities.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for three months ended September 27, 2025 decreased $4.9 million, or 0.5%, to $1,004.9 million compared to $1,009.8 million in the corresponding period in 2024. Revenue for nine months ended September 27, 2025 decreased $26.3 million, or 0.9%, to $3,021.2 million compared to $3,047.4 million in the corresponding period in 2024. The decreases in revenue for the three and nine months ended September 27, 2025 was primarily attributable to declines in our DSA and Manufacturing businesses, which experienced lower volume driven by continued cautious client spending as a result of the demand environment; partially offset by higher revenue in our RMS business, primarily driven by Noveprim, when compared to the corresponding periods in 2024.
For the three months ended September 27, 2025, our operating income and operating income as a percentage of revenue were $133.8 million and 13.3% respectively, compared to $117.4 million and 11.6% respectively, in the corresponding period of 2024. The increases in operating income and operating income as a percentage of revenue for the three months ended September 27, 2025 were primarily driven by lower severance costs, coupled with lower unallocated corporate employee compensation and benefits related costs when compared to the corresponding period in 2024.
For the nine months ended September 27, 2025, our operating income and operating income as a percentage of revenue were $308.6 million and 10.2% respectively, compared to $395.0 million and 13.0% respectively, in the corresponding period of 2024. The decreases in operating income and operating income as a percentage of revenue for the nine months ended September 27, 2025 were primarily driven by the acceleration of amortization expense recognized as a result of a decrease in the remaining useful life of certain CDMO client relationships due to a loss of key customers, increased restructuring activities, including higher asset impairments and site consolidation charges, and higher third-party legal and advisory costs when compared to the corresponding period in 2024.
Net income available to Charles River Laboratories International, Inc., common shareholders decreased to $54.4 million in the three months ended September 27, 2025, from $68.7 million in the corresponding period of 2024. Net income available to Charles River Laboratories International, Inc., common shareholders decreased to $132.2 million in the nine months ended September 27, 2025, from $226.0 million in the corresponding period of 2024. The decrease in net income available to common shareholders for the three months ended September 27, 2025 was due principally to higher net losses and impairments on our venture capital and strategic equity investments; partially offset by the increase in operating income described above compared to the corresponding period in 2024. The decrease in net income available to common shareholders for the nine months ended September 27, 2025 was due principally to the decrease in operating income described above coupled with higher net losses and impairments on our venture capital and strategic equity investments compared to the corresponding period in 2024.
During the nine months ended September 27, 2025, our cash flows from operations were $590.1 million compared with $575.2 million for the same period in 2024. The increase was primarily driven by lower payments of variable compensation and favorable timing of payments to our suppliers and vendors, partially offset by higher purchases of inventory to support our DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change
	(in thousands, except percentages)
Service revenue	$808,042	$832,463	$(24,421)	(2.9)%
Product revenue	196,810	177,300	19,510	11.0%
Total revenue	$1,004,852	$1,009,763	$(4,911)	(0.5)%

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$213,474	$197,824	$15,650	7.9%	1.4%
DSA	600,685	615,060	(14,375)	(2.3)%	1.2%
Manufacturing	190,693	196,879	(6,186)	(3.1)%	2.0%
Total revenue	$1,004,852	$1,009,763	$(4,911)	(0.5)%	1.3%
The following table presents operating income by reportable segment:

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$34,553	$27,544	$7,009	25.4%	3.6%
DSA	123,153	126,436	(3,283)	(2.6)%	0.8%
Manufacturing	39,926	40,188	(262)	(0.7)%	2.7%
Unallocated corporate	(63,833)	(76,763)	12,930	(16.8)%	0.5%
Total operating income	$133,799	$117,405	$16,394	14.0%	2.4%
Operating income % of revenue	13.3%	11.6%		170 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$213,474	$197,824	$15,650	7.9%	1.4%
Cost of revenue (excluding amortization of intangible assets)	148,004	137,906	10,098	7.3%
Selling, general and administrative	24,934	26,453	(1,519)	(5.7)%
Amortization of intangible assets	5,983	5,921	62	1.0%
Operating income	$34,553	$27,544	$7,009	25.4%	3.6%
Operating income % of revenue	16.2%	13.9%		230 bps
RMS revenue increased $15.7 million primarily driven by an increase in large research model product revenue, notably from Noveprim and within China, and the effect of changes in foreign currency exchange rates.
RMS operating income increased $7.0 million compared to the corresponding period in 2024. RMS operating income as a percentage of revenue for the three months ended September 27, 2025 was 16.2%, an increase of 230 bps from 13.9% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue increased primarily due to the increase in revenue described above; partially offset by an increase in cost of revenue related to the amortization of an inventory step up and certain biological assets from the Noveprim acquisition compared to the corresponding period in 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$600,685	$615,060	$(14,375)	(2.3)%	1.2%
Cost of revenue (excluding amortization of intangible assets)	408,112	409,684	(1,572)	(0.4)%
Selling, general and administrative	56,266	63,260	(6,994)	(11.1)%
Amortization of intangible assets	13,154	15,680	(2,526)	(16.1)%
Operating income	$123,153	$126,436	$(3,283)	(2.6)%	0.8%
Operating income % of revenue	20.5%	20.6%		(10) bps
DSA revenue decreased $14.4 million primarily due to lower volume driven by continued cautious client spending as a result of the current demand environment; partially offset by the effect of changes in foreign currency exchange rates compared to the corresponding period in 2024.
DSA operating income decreased $3.3 million during the three months ended September 27, 2025 compared to the corresponding period in 2024. DSA operating income as a percentage of revenue for the three months ended September 27, 2025 was 20.5%, a decrease of 10 bps from 20.6% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, partially offset by lower severance costs, compared to the corresponding period in 2024.
Manufacturing

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$190,693	$196,879	$(6,186)	(3.1)%	2.0%
Cost of revenue (excluding amortization of intangible assets)	109,944	113,152	(3,208)	(2.8)%
Selling, general and administrative	32,556	32,737	(181)	(0.6)%
Amortization of intangible assets	8,267	10,802	(2,535)	(23.5)%
Operating income	$39,926	$40,188	$(262)	(0.7)%	2.7%
Operating income % of revenue	20.9%	20.4%		50 bps
Manufacturing revenue decreased $6.2 million primarily due to decreased revenue in our Biologics Solutions business, driven by decreased demand for CDMO and Biologics Testing services; partially offset by increased revenue in our Microbial Solutions business driven by higher product revenue associated with endotoxin product revenue and identification services revenue and the effect of foreign currency exchange rates.
Manufacturing operating income decreased $0.3 million during the three months ended September 27, 2025 compared to the corresponding period in 2024. Manufacturing operating income as a percentage of revenue for the three months ended September 27, 2025 was 20.9%, an increase of 50 bps from 20.4% for the corresponding period in 2024. Operating income decreased primarily due the lower revenue described above; partially offset by lower amortization related to acquisitions and severance charges compared to the corresponding period in 2024. Operating income as a percentage of revenue increased primarily due to lower severance charges and amortization related to acquisitions compared to the corresponding period in 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$63,833	$76,763	$(12,930)	(16.8)%	0.5%
Unallocated corporate % of revenue	6.4%	7.6%		(120) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $12.9 million, or 16.8%, compared to the corresponding period in 2024 is primarily due to lower employee compensation and benefits related costs. Costs as a percentage of revenue for the three months ended September 27, 2025 was 6.4%, a decrease of 120 bps from 7.6% for the corresponding period in 2024.
Other Income (Expense)

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$1,422	$1,528	$(106)	(6.9)%
Interest expense	(25,403)	(30,284)	4,881	(16.1)%
Other income (expense), net	(22,618)	2,592	(25,210)	(972.6)%
Total other expense, net	$(46,599)	$(26,164)	$(20,435)	78.1%
Interest income for the three months ended September 27, 2025 was $1.4 million, a decrease of $0.1 million, or 6.9%, driven primarily from lower interest rates and interest-earning asset balances.
Interest expense for the three months ended September 27, 2025 was $25.4 million, a decrease of $4.9 million, or 16.1%, compared to $30.3 million in the corresponding period in 2024 due primarily to lower average debt balances.
Other expense, net for the three months ended September 27, 2025 was $22.6 million compared to Other income, net of $2.6 million for the corresponding period in 2024 primarily due to $21.1 million of net losses and impairments on our venture capital and strategic equity investments compared to $2.5 million of net gains in the corresponding period in 2024.
Income Taxes

	Three Months Ended
	September 27, 2025	September 28, 2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$31,644	$20,946	$10,698	51.1%
Effective tax rate	36.3%	23.0%		1,330 bps
Income tax expense for the three months ended September 27, 2025 was $31.6 million, an increase of $10.7 million compared to $20.9 million for the corresponding period in 2024. Our effective tax rate was 36.3% for the three months ended September 27, 2025 compared to 23.0% for the corresponding period in 2024. The increase in our effective tax rate in the three months ended September 27, 2025 compared to the corresponding period in 2024 was primarily attributable to an increase in net U.S. taxation of foreign operations, as well as the current and deferred impact of tax legislation enacted in the third quarter of fiscal 2025 in a foreign jurisdiction.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Nine Months Ended September 27, 2025 Compared to Nine Months Ended September 28, 2024
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change
	(in thousands, except percentages)
Service revenue	$2,446,801	$2,492,225	$(45,424)	(1.8)%
Product revenue	574,354	555,215	19,139	3.4%
Total revenue	$3,021,155	$3,047,440	$(26,285)	(0.9)%

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$639,818	$625,120	$14,698	2.4%	0.5%
DSA	1,811,323	1,847,931	(36,608)	(2.0)%	0.5%
Manufacturing	570,014	574,389	(4,375)	(0.8)%	0.7%
Total revenue	$3,021,155	$3,047,440	$(26,285)	(0.9)%	0.5%
The following table presents operating income by reportable segment:

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$113,944	$100,641	$13,303	13.2%	0.9%
DSA	339,886	379,651	(39,765)	(10.5)%	1.5%
Manufacturing	43,367	111,099	(67,732)	(61.0)%	0.7%
Unallocated corporate	(188,595)	(196,357)	7,762	(4.0)%	0.2%
Total operating income	$308,602	$395,034	$(86,432)	(21.9)%	1.8%
Operating income % of revenue	10.2%	13.0%		(280) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$639,818	$625,120	$14,698	2.4%	0.5%
Cost of revenue (excluding amortization of intangible assets)	430,435	421,773	8,662	2.1%
Selling, general and administrative	77,509	84,943	(7,434)	(8.8)%
Amortization of intangible assets	17,930	17,763	167	0.9%
Operating income	$113,944	$100,641	$13,303	13.2%	0.9%
Operating income % of revenue	17.8%	16.1%		170 bps
RMS revenue increased $14.7 million primarily driven by increases in large research model product revenue, notably from Noveprim, small model product revenue in Europe and China, GEMS and Insourcing Solutions service revenue, and the effect of changes in foreign currency exchange rates; partially offset by a decrease in Cell Supply product revenue.
RMS operating income increased $13.3 million compared to the corresponding period in 2024. RMS operating income as a percentage of revenue for the nine months ended September 27, 2025 was 17.8%, an increase of 170 bps from 16.1% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue increased primarily due to the higher revenue described above, lower charges related to restructuring activities, including asset impairments and site

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
consolidation charges; partially offset by an increase in cost of revenue related to the amortization of an inventory step up and certain biological assets from the Noveprim acquisition compared to the corresponding period in 2024.
DSA

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$1,811,323	$1,847,931	$(36,608)	(2.0)%	0.5%
Cost of revenue (excluding amortization of intangible assets)	1,250,162	1,246,560	3,602	0.3%
Selling, general and administrative	181,829	174,598	7,231	4.1%
Amortization of intangible assets	39,446	47,122	(7,676)	(16.3)%
Operating income	$339,886	$379,651	$(39,765)	(10.5)%	1.5%
Operating income % of revenue	18.8%	20.5%		(170) bps
DSA revenue decreased $36.6 million primarily due to lower volume driven by continued cautious client spending as a result of the current demand environment, partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income decreased $39.8 million compared to the corresponding period in 2024. DSA operating income as a percentage of revenue for the nine months ended September 27, 2025 was 18.8%, a decrease of 170 bps from 20.5% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, increased restructuring activities, including asset impairments and site consolidation charges, and certain third-party legal costs incurred in connection with the investigations by the U.S. government into the non-human primate supply chain; partially offset by lower severance costs and a decrease in amortization expense, as compared to the corresponding period in 2024.
Manufacturing

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$570,014	$574,389	$(4,375)	(0.8)%	0.7%
Cost of revenue (excluding amortization of intangible assets)	326,967	331,530	(4,563)	(1.4)%
Selling, general and administrative	99,004	99,397	(393)	(0.4)%
Amortization of intangible assets	100,676	32,363	68,313	211.1%
Operating income	$43,367	$111,099	$(67,732)	(61.0)%	0.7%
Operating income % of revenue	7.6%	19.3%		(1,170) bps
Manufacturing revenue decreased $4.4 million primarily due to decreased revenue in our Biologics Solutions business, driven by decreased demand for CDMO and Biologics Testing services; partially offset by an increase in our Microbial Solutions business driven by higher product revenue associated with endotoxin product revenue and identification services revenue and the effect of changes in foreign currency exchange rates.
Manufacturing operating income decreased $67.7 million compared to the corresponding period in 2024. Manufacturing operating income as a percentage of revenue for the nine months ended September 27, 2025 was 7.6%, a decrease of 1,170 bps from 19.3% for the corresponding period in 2024. Operating income and operating income as a percentage of revenue decreased primarily due to accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers within the CDMO business and restructuring activities, including asset impairments and site consolidation charges, and due to the lower revenue described above compared to the corresponding period in 2024.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$188,595	$196,357	$(7,762)	(4.0)%	0.2%
Unallocated corporate % of revenue	6.2%	6.4%		(20) bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $7.8 million, or 4.0%, compared to the corresponding period in 2024 is primarily due to lower employee compensation and benefits related costs; partially offset by higher third-party legal and advisory costs incurred in connection with execution of a Cooperation Agreement entered into with a shareholder earlier this year. Costs as a percentage of revenue for the nine months ended September 27, 2025 were 6.2%, a decrease of 20 bps from 6.4% for the corresponding period in 2024.
Other Income (Expense)

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$3,923	$6,740	$(2,817)	(41.8)%
Interest expense	(83,254)	(98,054)	14,800	(15.1)%
Other income (expense), net	(34,675)	6,185	(40,860)	(660.6)%
Total other expense, net	$(114,006)	$(85,129)	$(28,877)	33.9%
Interest income for the nine months ended September 27, 2025 was $3.9 million, a decrease of $2.8 million, or 41.8%, driven primarily from lower interest rates and interest earning asset balances.
Interest expense for the nine months ended September 27, 2025 was $83.3 million, a decrease of $14.8 million, or 15.1%, compared to $98.1 million in the corresponding period in 2024 due primarily to lower average debt balances.
Other expense, net for the nine months ended September 27, 2025 was $34.7 million compared to Other income, net of $6.2 million for the corresponding period in 2024 due primarily to venture capital investment losses and impairments of $10.3 million as compared to gains of $8.4 million coupled with strategic equity investment losses and impairments of $23.7 million as compared to $9.4 million of net losses and impairments in the corresponding period in 2024.
Income Taxes

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$60,469	$70,867	$(10,398)	(14.7)%
Effective tax rate	31.1%	22.9%		820 bps
Income tax expense for the nine months ended September 27, 2025 was $60.5 million, a decrease of $10.4 million compared to $70.9 million for the corresponding period in 2024. Our effective tax rate was 31.1% for the nine months ended September 27, 2025 compared to 22.9% for the corresponding period in 2024. The increase in our effective tax rate in the nine months ended September 27, 2025 compared to the corresponding period in 2024 was primarily attributable to an increase in net U.S. taxation of foreign operations, as well as the current and deferred impact of tax legislation enacted in the third quarter of fiscal 2025 in a foreign jurisdiction.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Liquidity and Capital Resources
Liquidity and Cash Flows
In general we require cash to fund our working capital needs, capital expansion, acquisitions, debt payments, lease payments, venture capital and strategic equity investments, restructuring initiatives, and pension obligations. Our principal sources of liquidity have been our cash flows from operations supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and short-term investments:

	September 27, 2025	December 28, 2024
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$7,255	$4,219
Held in non-U.S. entities	199,842	190,387
Total cash and cash equivalents	207,097	194,606
Short-term investments:
Held in non-U.S. entities	65	62
Total cash, cash equivalents and short-term investments	$207,162	$194,668
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Net income	$134,127	$239,038
Adjustments to reconcile net income to net cash provided by operating activities	448,690	324,110
Changes in assets and liabilities	7,309	12,067
Net cash provided by operating activities	$590,126	$575,215
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
During the nine months ended September 27, 2025, our cash flows from operations were $590.1 million compared with $575.2 million for the same period in 2024. The increase was primarily driven by lower payments of variable compensation and favorable timing of payments to our suppliers and vendors, partially offset by higher purchases of inventory to support our DSA reportable segment.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Capital expenditures	$(130,202)	$(157,351)
Investments, net	(6,907)	(5,794)
Proceeds from sale of businesses and assets, net	17,441	—
Acquisition of businesses and assets, net of cash acquired	—	(5,479)
Other, net	3,154	(358)
Net cash used in investing activities	$(116,514)	$(168,982)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions, periodically offset by cash from divestitures.
For the nine months ended September 27, 2025, cash used in investing activities was primarily driven by capital expenditures partially offset by proceeds from divestitures of certain site and business assets. Capital expenditures decreased for the nine months ended September 27, 2025 as compared to the same period in 2024, as a result of disciplined spend management in light of the global economic environment.
For the nine months ended September 28, 2024, cash used in investing activities was primarily driven by capital expenditures, an immaterial asset acquisition, and net purchases and sales in investments related to certain venture capital and strategic equity investments.
The following table presents our net cash used in financing activities:

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$1,070,861	$976,783
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,141,500)	(1,316,990)
Proceeds from exercises of stock options	3	23,110
Purchase of treasury stock	(360,577)	(119,051)
Payment of contingent consideration	(21,822)	—
Purchase of remaining equity interest of other redeemable noncontrolling interest	(19,140)	(12,000)
Other, net	(12,687)	(26,900)
Net cash used in financing activities	$(484,862)	$(475,048)
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises.
For the nine months ended September 27, 2025, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $60.5 million from our Credit Facility
•Treasury stock purchases of $350.0 million associated with our stock repurchase program and $9.9 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $21.8 million associated with contingent consideration related to the acquisition of Noveprim
•Payment of $19.1 million for the remaining 8% equity interest in Vital River
For the nine months ended September 28, 2024, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $346.2 million from our Credit Facility
•Treasury stock purchases of $100.7 million associated with our stock repurchase program and $18.4 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Net proceeds from exercises of employee stock options of $23.1 million
•Net dividend payments to noncontrolling interest holders of $14.5 million
•Payment of $12.0 million for the remaining 10% equity interest in an other redeemable noncontrolling interest

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	September 27, 2025	December 28, 2024
	(in thousands)
Revolving facility	$665,472	$714,948
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,165,472	$2,214,948
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
Our off-balance sheet commitments related to our outstanding letters of credit as of September 27, 2025 and December 28, 2024 were $22.0 million and $22.4 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Mauritian Rupee. During the nine months ended September 27, 2025, the most significant drivers of foreign currency translation adjustment we recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, Hungarian Forint, and Mauritian Rupee.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 27, 2025, our revenue would have decreased by $99.8 million, and our operating income would have decreased by $3.9 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
During the nine months ended September 27, 2025, we repurchased 2.1 million shares of common stock for $350.0 million under the stock repurchase program. As of September 27, 2025, we had $549.3 million remaining on the authorized $1.0 billion stock repurchase program. On October 29, 2025, our Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces the prior stock repurchase authorization of $1.0 billion that had $549.3 million remaining on the plan when it was terminated.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 27, 2025, we acquired 0.1 million shares for $9.9 million through such netting.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025. There have been no changes in the Company’s critical accounting policies during the nine months ended September 27, 2025.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 27, 2025 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 27, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 27, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. On August 15, 2025, the U.S. Court of Appeals for the First Circuit reversed in part the district court’s dismissal on the pleadings of the securities fraud claims. The case returned to U.S. District Court for the District of Massachusetts. On October 16, 2025, the plaintiff filed a motion to withdraw the State Teachers Retirement System of Ohio as lead plaintiff, due to lack of statutory standing, and substitute Oklahoma Firefighters Pension and Retirement System. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the Chief Executive Officer; David R. Smith, a former Chief Financial Officer; and Flavia Pease, a former Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the company’s Code of Business Conduct and Ethics. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. Both of these lawsuits are currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
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
Our strategy is to deliver a comprehensive and integrated portfolio of drug discovery and non-clinical development products, services and solutions to support our clients’ discovery and early-stage drug research, process development, scale up and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
manufacturing efforts, and enable them to bring new and improved therapies to market faster and more cost effectively. Separately, through our various Manufacturing segment businesses, we aim to be the premier provider of products and services that ensure our clients produce and release their products safely. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization. Similarly, if we are unable to successfully execute on the Board of Directors’ comprehensive strategic review and evaluation of Charles River’s business and growth prospects, as discussed in the section above entitled “Overview”, this could negatively impact our future results of operations and market capitalization.
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
Furthermore, our strategy assumes a certain degree of capital and capacity growth development. Factors such as insufficient capital, inflation, supply chain interruptions, inadequate forecasting, increases in construction material costs, or labor shortages could interfere with the successful execution of our strategy and our ability to timely build infrastructure to satisfy capacity needs and support business growth. For additional discussion of our business strategy, please see the section entitled “Our Strategy” included within our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
For example: in December 2022, the FDA Modernization Act 2.0 was passed, which clarifies methods manufacturers and sponsors can use to investigate the safety and efficacy of a drug; in April 2025 the FDA announced its intention to reduce animal testing in preclinical safety studies with scientifically validated cell-based and new approach methodologies (NAMs), such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays; and in October 2025, the FDA announced its intention to streamline the approval process for biosimilar drug development and indicated further announcements related to reducing animal testing requirements may be forthcoming. Eliminating the use of animals in research may have material adverse effects on our business, results of operations, or financial condition. While there have been significant advancements in the development of alternative methods, the complete elimination of animals in research will be a gradual process that may take many years to achieve. While we are committed to working with the industry to support development and to provide the best translational models to supplement or replace traditional models as part of our Replacement, Reduction, and Refinement (3Rs) initiative and our Alternative Methods Advancement Project (AMAP), the use of animals in research is highly regulated and proposed changes to current regulations will need to be carefully evaluated to ensure that they do not compromise the safety and efficacy of new drugs and medical treatments.
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
The scientific community continues to develop NAMs, which do not involve working with animal models and are designed to increase the translation from findings in early-stage discovery and pre-clinical studies to human studies, and vice-versa. As these methods continue to advance, they may supplement, and in some cases possibly replace or supplant methodologies that are currently in use, such as the use of traditional living animals in biomedical research. For example, in April 2025, the FDA announced its intention to reduce animal testing in preclinical safety studies with NAMs, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays and, in October 2025, the FDA announced its intention to streamline the approval process for biosimilar drug development and indicated further announcements related to reducing animal testing requirements may be forthcoming. In addition, technological improvements, such as imaging and other translational biomarker technologies, could impact demand for animal research models. Further, manufacturers, including Charles River, have recently introduced recombinant versions of LAL, which has been historically derived from live animals. It is our strategy to explore new technologies to refine and potentially reduce the use of animal models and animal derived products as new in vitro and in silico methods become available and synthetically-manufactured products become validated with sufficient data to ensure public safety. For information regarding our efforts to support development and to provide the best translational models to

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
supplement or replace traditional models, see “Our Strategy” included within our Annual Report on Form 10-K for fiscal year 2024 as filed with the SEC on February 19, 2025. However, we may not be able to develop new products, inputs or processes effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models, inputs or processes with characteristics different from those that we produce, and that may be viewed as more desirable by some of our clients.
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
On May 6, 2025, in connection with a Cooperation Agreement entered into with a large shareholder of the Company, we agreed, among other things, to have the Strategic Planning and Capital Allocation Committee of our Board of Directors oversee and direct a comprehensive strategic review and evaluation of the Company’s business and prospects, including an examination of various alternatives to enhance long-term stockholder value. On November 5, 2025, the Company announced that, as part of our Board of Directors’ comprehensive strategic review of our business and growth prospects, we will focus on strategic initiatives to strengthen our leading scientific portfolio within our core markets through strategic acquisitions, partnerships, and internal investments; divest certain underperforming or non-core assets; maximize our financial performance, including by implementing additional initiatives aimed at driving greater operating efficiency, which are expected to generate incremental net cost savings of approximately $70 million annually; and maintain a disciplined approach to capital deployment through regularly evaluating the optimal balance between strategic acquisitions, stock repurchases, debt repayment, and other uses of capital. There is no assurance that the process will result in the approval or completion of any specific transaction or outcome. Further, there is no guarantee that any transaction resulting from the strategic review will ultimately benefit our stockholders.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 27, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
June 29, 2025 to July 26, 2025	182	$152.20	—	$549,285
July 27, 2025 to August 23, 2025	265	169.64	—	549,285
August 24, 2025 to September 27, 2025	130	162.82	—	549,285
Total	577		—
Through September 27, 2025 our Board of Directors had authorized up to $1.0 billion for our stock repurchase program. During the three months ended September 27, 2025, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of September 27, 2025, we had $549.3 million remaining on the authorized stock repurchase program.
On October 29, 2025, our Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces the prior stock repurchase authorization of $1.0 billion that had $549.3 million remaining on the plan when it was terminated.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended September 27, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 6. Exhibits

(a) Exhibits	Description of Exhibits	Filed with this Form 10-Q	Incorporation by Reference
			Form	Filing Date	Exhibit No.
10.1	Amendment to the Amended and Restated Employment Agreement by and between James C. Foster and Charles River International, Inc., dated May 20, 2025		10-Q	August 6, 2025	10.1
10.2	Cooperation Agreement, by and among the Company and Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P., dated as of May 6, 2025		8-K	May 7, 2025	10.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+ Furnished herein.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 5, 2025	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 5, 2025	/s/ MICHAEL G. KNELL
Michael G. Knell Interim Chief Financial Officer, Corporate Senior Vice President, Chief Accounting Officer (duly authorized officer and Principal Financial and Accounting Officer)