Form 10-K
period 2025-12-27
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2026-02-18
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 27, 2025

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
Securities registered pursuant to Section 12(g) of the Act: Yes ☐ No ☒
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.        Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 28, 2025, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $7,322,905,711. As of January 24, 2026, there were 49,227,800 shares of the registrant’s common stock outstanding, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders currently scheduled to be held on May 5, 2026, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 27, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2026 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR 2025

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART I
Item 1. Business
General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions, which are predictions of, indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023; (2) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023; and (3) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we import are purpose-bred; changes and uncertainties in the global economy and financial markets; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; the Company’s plans or prospects, expectations and long-term goals associated with our business; the Company's expectations concerning future financial and operating performance, including the Company's commitment to, and ability to create long-term value for shareholders and to successfully execute on the Board of Directors’ comprehensive strategic review and evaluation of Charles River’s business and prospects; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth; our ability to fund our operations for the foreseeable future; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact, terms, projected timing, and planned funding; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the nature, timing and impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to study cancellation rates and the impact of such cancellations; our expectations with respect to tax rates and benefits, including the impact of tax legislation on our operations; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; the impact of newly issued accounting pronouncements on our consolidated financial statements and related disclosures; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions, including on an annualized basis, and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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
Overview
We are a leading, full service, non-clinical global drug development partner with a mission to create healthier lives. We have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that supports our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more efficient and flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
The development of new drugs requires a steadily increasing investment of time and money. Various studies and reports estimate that it takes between 10 to 15 years, up to $2.6 billion excluding time costs and exploration of between 10,000 and 15,000 drug molecules to produce a single Food and Drug Administration (FDA)-approved drug.
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
For over 75 years, we have been in the business of providing the research models required in the research and development of new drugs, devices and therapies. Over this time, we have built upon our core competency of in vivo biology to develop a diverse and continuously expanding portfolio of products and services, which now encompasses the broader non-clinical drug research process. We are positioned to leverage our leading portfolio in non-clinical drug research in an efficient and cost-effective way to aid our clients in bringing their drugs to market faster.
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
We currently operate in over 120 sites and in over 20 countries worldwide (excluding certain Insourcing Solutions sites). Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to overcome many of the challenges of non-clinical life sciences research. In 2025, our total revenue was $4.0 billion. As part of our efforts to manage the Company through the current demand environment, we have undertaken a comprehensive review of our global footprint. Through these optimization initiatives, we expect to close or consolidate approximately 12 additional sites over the next two years, principally focused on the DSA and RMS segments. These footprint optimization efforts will enhance the efficiency and economies of scale in our global infrastructure, leading to a more disciplined operating model.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We have three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Solutions (Manufacturing).
Through our RMS segment, we have provided foundational tools for the discovery of new molecules by supplying research models to the drug development industry since 1947. We continue to maintain our position as a global leader in the production and sale of the most widely used research models, including over 140 different stocks and strains of purpose-bred rodents. We also provide a variety of related services that are designed to support our clients in the use of research models in drug discovery and development. We maintain multiple production centers, including barrier rooms and isolator facilities, on three continents (North America, Europe, and Asia). We are also a premier provider of high quality, purpose bred, large research models to the biomedical research community. Our RMS segment also includes our Insourcing Solutions business, which includes our CRADL™ (Charles River Accelerator and Development Lab) footprint. In 2025, RMS accounted for 21.1% of our total revenue and approximately 4,140 of our employees, including approximately 190 science professionals with advanced degrees.
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
We are the largest provider of outsourced drug discovery, non-clinical development and regulated safety testing services worldwide. We have extensive expertise in the discovery of clinical candidates and in the design, execution and reporting of safety assessment studies for numerous types of therapeutic modalities, including cell and gene therapies, small and large molecule pharmaceuticals, industrial and agricultural chemicals, vaccines, consumer products, veterinary medicines, biocides and medical devices. We currently provide discovery and safety assessment services at multiple facilities located in the United States (U.S.), Canada, and Europe. In 2025, our DSA segment represented 59.8% of our total revenue and employed approximately 11,760 of our employees including approximately 1,680 science professionals with advanced degrees.
Within our Manufacturing segment, we work with our clients and the biopharmaceutical industry to ensure the quality and safe production and release of commercial therapies and products manufactured both by our clients and internally for our clients. Our Manufacturing Segment is comprised of two businesses: Microbial Solutions and Biologics Solutions. Our Microbial Solutions products and services businesses provide in vitro methods for conventional and rapid quality control testing of sterile and non-sterile pharmaceuticals and consumer products. Biologics Solutions is comprised of both our Biologics Testing Solutions business, which provides specialized testing of biologics frequently outsourced by global pharmaceutical and biotechnology companies, and our contract development and manufacturing products and services (“CDMO”) business, which provides comprehensive contract development and manufacturing solutions for cell and gene therapies. In 2025, Manufacturing accounted for 19.1% of our total revenue and approximately 2,600 of our employees, including approximately 350 science professionals with advanced degrees.
Research Models and Services. Our RMS segment is comprised of three businesses that provide foundational tools that enable our clients to discover new molecules: Research Models, Research Model Services and Cell Solutions.
Research Models. Our Research Models business is principally comprised of the production and sale of the most widely used small research models, primarily rodents. A significant portion of our Research Models business involves the commercial production and sale of small research models, typically purpose-bred rats and mice for use by researchers in fundamental biology through to drug discovery and development. The FDA and foreign regulatory agencies require that the safety and efficacy of most new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
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
Our small research models include inbred, outbred, and hybrid strains, as well as mutant strains, genetically engineered models and humanized models with biological features, which enable research aims. Certain strains of our research models are proprietary rodent models used to research treatments in several therapeutic areas. We are also a premier provider of high quality, purpose bred, large research models to the biomedical research community. While we provide some non-human primates directly to clients who utilize them primarily for safety testing of new therapies, most of the non-human primates associated with our business are utilized in connection with our clients’ studies conducted by our Safety Assessment services in our DSA business. In both cases - non-human primates we provide directly to clients and non-human primates which are utilized through our Safety Assessment services – these large research models are sourced from Charles River internally or from Charles River audited and approved suppliers. In January 2026, we acquired certain assets of K.F. (Cambodia) Ltd., a Cambodia-based provider of non-human primates for regulatory required biomedical, pharmaceutical, and toxicological research purposes. K.F. (Cambodia) Ltd. is now a part of the Company's DSA reporting segment for the purpose of being vertically integrated into DSA supply operations and the RMS reporting segment for those NHPs sold to third party customers.
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
Discovery and Safety Assessment
We currently offer regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro and in vivo studies, laboratory support services, such as bioanalytical and strategic non-clinical consulting and program management.
In 2025, we initiated the integration of our Discovery Services and Safety Assessment businesses into one overarching DSA organization. This unification leverages a combined sales force and leadership approach, with integrated scientific expertise to facilitate a more seamless client experience and make us a stronger and even more responsive partner for our clients.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Discovery Services. We offer a single source of services for discovering and characterizing novel drug candidates for preclinical development by providing a full spectrum of discovery services — from identification and validation of novel targets, low molecular weight small molecule compounds, oligonucleotides, and biotherapeutics with actual or potential intellectual property value, through to delivery of preclinical drug and therapeutic candidates ready for safety assessment and progression toward the clinic. Discovery services can streamline and enhance drug discovery programs for our clients, providing expertise and capabilities in all stages of discovery and all major modalities including small molecules, biologics, oligonucleotides, and cell and gene therapies. In the discovery phase, we leverage our capabilities in pharmacokinetics, pharmacology, non-GLP toxicity assays, and predictive models to enable exposure and efficacy assessments, and the early identification and mitigation of potential safety issues to ensure a smooth progression into regulatory safety assessment. We have in depth capabilities in formulation and pharmaceutics to provide seamless transfer of optimized drug substance from the discovery phase into pre-clinical development and safety assessment. Our Safety Assessment teams can flag unexpected issues observed in regulatory toxicology to our Discovery Services team that might be resolved by further optimization within Discovery Services, enabling clients to potentially regain momentum in pre-clinical programs after resolution of the issues. Our seamless offering portfolio, along with our broad expertise and capabilities allow us to better engage with clients at any stage of their drug discovery programs and support their complex scientific needs. We focus on major therapeutic areas, with a strategic emphasis on neuroscience, oncology, and immunology. We believe there are growing opportunities to assist our clients in a variety of drug discovery applications and platforms, from target discovery to candidate selection and across the full range of modalities.
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
•hit identification, hit-to-lead progression and lead optimization to deliver candidate molecules across modalities, making use of state-of-the-art techniques such as computer-aided drug design, structural biology, cell painting, and machine learning/artificial intelligence;
•early non-clinical in vitro toxicity and safety studies to assess off-target toxicities, including studies required for regulatory approval;
•early non-clinical pharmacokinetic and pharmacodynamic studies, transporter-mediated drug-drug interaction, and in vitro and in vivo assays to assess mechanism, bioavailability and metabolism as required for regulatory approval;
•appropriate in vivo Discovery Services evaluation, which is essential to generate confidence in the efficacy and initial safety of a novel therapeutic agent, its fate in an intact mammalian system and its potential to translate into an efficacious treatment in humans; and
•target engagement and safety biomarker development to support non-clinical and potentially downstream clinical studies.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Safety Pharmacology. Our clients are also required to conduct safety pharmacology studies. This suite of studies is used to determine any effects on the vital organ systems of the body - cardiovascular, respiratory and central nervous system (CNS). Along with heart rate and blood pressure measurements, the cardiovascular assessment will also assess if the test article has the potential to alter cardiac ion channel currents and prolong the cardiac QT interval of the electrocardiogram. Additionally, effects on the CNS and respiratory systems are assessed to complete the battery of studies to evaluate the vital organ systems of the body. Supplemental studies can also be performed to assess the renal, gastrointestinal and autonomic nervous systems, as well as dependency potential. We have in vitro, ex vivo (use of cells, tissues or organs outside of an in vivo system) and in vivo assays and perform the screening prior to the initiation of first-in-human clinical trials. Our capabilities can also be used to investigate the mode of action behind an adverse effect found in a safety assessment study.
Bioanalysis, Drug Metabolism and Pharmacokinetics. In support of non-clinical drug safety testing and new chemical development, our clients are required to demonstrate appropriate stability in the collected biological sample, pharmacokinetics of their drug or compound in circulation, the presence of metabolites and, in the case of biologics, the presence or absence of anti-drug antibodies. We have scientific expertise in the sophisticated bioanalytical techniques required to satisfy these requirements for many drugs and chemicals. Once analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug or chemical and complete an evaluation of the biologic disposition of the drug or chemical and its potential metabolites. Pharmacokinetics refers to the understanding of what the body does to a drug or compound administered at therapeutic dose levels, including the process by which the drug is absorbed, distributed in the body, metabolized and excreted. Toxicokinetics refers to the same understanding as applied at higher doses that may result in adverse effects. These studies are routinely required for the full non-clinical assessment of the disposition of the drug or chemical and the results are used in the safety evaluation of the compound. After performing sample analysis in support of non-clinical studies, we also support the clinical bioanalysis required in clinical trials for drug development. In addition, our Laboratory Sciences group can measure a wide range of non-clinical and clinical biomarkers related to the safety and efficacy of the drugs and/or chemicals being developed.
Our Safety Assessment facilities comply with animal welfare and GLP regulations to the extent required by the FDA, Environmental Protection Agency, United States Department of Agriculture (USDA), Centers for Disease Control and Prevention (CDC), Standards Council of Canada, National Competent Authorities, Standards Council of Canada, National Competent Authorities, European Medicines Agency, European Chemicals Agency and the Organization for Economic Co-operation and Development (OECD), Canadian Council on Animal Care (CCAC) as well as other international regulatory agencies. Furthermore, our non-GLP and early-stage discovery work performed at our Safety Assessment facilities, which are not subject to GLP regulations, is typically carried out under a quality management system. Our Safety Assessment facilities are regularly inspected by regulatory compliance monitoring authorities, our clients’ quality assurance departments, and our own internal quality audit program.
In January 2026, we acquired certain assets of K.F. (Cambodia) Ltd., a Cambodia-based provider of non-human primates for regulatory required biomedical, pharmaceutical, and toxicological research purposes. K.F. (Cambodia) Ltd. is now a part of the Company's DSA reporting segment for the purpose of being vertically integrated into DSA supply operations and the RMS reporting segment for those NHPs sold to third party customers.
Manufacturing Solutions
Our Manufacturing Solutions segment is comprised of two businesses: Microbial Solutions and Biologics Solutions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Microbial Solutions. Our Microbial Solutions business operates as a rapid, efficient testing platform for microbial detection and identification of sterile and non-sterile applications. Microbial Solutions is a premier global provider of in vitro methods for conventional and rapid quality control testing, including globally-mandated lot release testing for injectable products. The products and services are provided by our Endosafe®, Celsis® and Accugenix® businesses, which produce, globally distribute and service a comprehensive portfolio of endotoxin testing, microbial detection and identification kits, reagents, instruments, software, accessories, and laboratory services to a broad range of companies manufacturing and releasing products from the pharmaceutical, biotechnology, medical devices and consumer products companies. Our Endosafe® business provides lot release testing of medical devices and injectable drugs for endotoxin contamination. Our Celsis® business provides rapid microbial detection systems for lot release testing as well as raw materials and in-process for quality control testing in the pharmaceutical, medical device and consumer products industries. Our Accugenix® business provides state-of-the-art microbial identification services and products for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries. We expect our comprehensive portfolio of offerings and global network of laboratories to drive increased adoption of our quality control testing solutions across both sterile and non-sterile applications.
Endosafe®. We are a market leader in endotoxin testing products and services, which are used for globally, including FDA, required quality control testing of injectable drugs and medical devices, their components, and the processes by which they are manufactured. Endotoxin testing is an in vitro process that uses a processed extract from horseshoe crabs, known as limulus amebocyte lysate (LAL). The LAL test is the first and most successful FDA-validated alternative to an in vivo test to date. Generally, the extraction of the raw materials for LAL does not harm the crabs, which are subsequently returned to their natural ocean environment. We have worked closely with regulatory agencies in states where we collect to limit our impact on the horseshoe crab population and their surrounding environment.
One of the primary growth drivers in our Microbial Solutions business is our FDA-approved line of next-generation endotoxin testing products. This line is based on the Endosafe Portable Testing System (Endosafe® -PTS™) technology, which allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi-cartridge system) and the first fully automated robotic system developed specifically for high-volume endotoxin testing, Endosafe®-Nexus, to satisfy the demand of our clients who require higher sample throughput. We have seen expanded use of this rapid endotoxin testing technology as clients transition from traditional methods to our rapid cartridge technology and are seeking to meet data integrity requirements with our automated systems and software solutions. In 2023, we launched Endosafe® Trillium®, our animal-free recombinant test for endotoxin detection. Endosafe® Trillium® utilizes three biological proteins, which we believe provides superior accuracy and testing outcomes to competitors’ single-protein recombinant alternatives, as well as equivalence to LAL-based testing method. Endosafe® Trillium® represents a next-generation solution to our industry-leading Endosafe® bacterial endotoxin detection portfolio. Additionally, in December 2025, we launched the Endosafe® bacterial endotoxin cartridge recycling program, which offers users of our Endosafe® bacterial endotoxin testing cartridge technology an avenue to responsibly recycle single-use plastic cartridges used specifically for routine water testing.
Celsis®. The Celsis® reagents and instrument systems are used for in-process and product-release testing to help ensure the safe and efficient manufacture of pharmaceutical and consumer products. Celsis® products utilize adenosine triphosphate bioluminescence technology for the rapid detection of microbial contamination delivering definitive results for some applications as fast as 24 hours. The product range includes reagent kits, instruments, software and services. The Celsis Advance II™, Celsis Accel™, and Celsis Adapt™ instruments and software automate the process for rapid microbial detection. We maintain a suite of products focused on sterility testing. Sterility testing is required prior to the release of sterile injectable products. The legacy method required a 14-day sample incubation period and was subjective. Using the Celsis® protocol and instrumentation, clients can detect contamination within 4 to 7 days and make objective product release decisions. We also offer Celsis Complete™ and Celsis Advantage™ services. The Celsis Complete™ services supply both the documentation and testing required as part of a client sterility technology method validation process. This assists clients to complete their validation process very quickly without utilizing their own personnel resources. The Celsis Advantage product supplies the required documentation needed for the clients to conduct their own internal validation. The Celsis Adapt™ is an accessory instrument for the Celsis® rapid detection systems, which is used to prepare and concentrate samples and provide a rapid testing solution for advanced therapy medicinal products, cell therapies, gene therapies, and other cell-containing products.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Our Manufacturing facilities are regularly inspected by regulatory compliance monitoring authorities, our clients’ quality assurance departments, and our own internal quality audit program.
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
CDMO Services
Our CDMO business operates in the three major areas of the high-growth advanced therapy CDMO market: cell therapy, viral vector, and plasmid DNA production. Our CDMO services include expertise in gene-modified and unmodified cell therapy manufacturing coupled with capabilities in viral vector manufacturing, as well as plasma DNA. Our CDMO services establish us as a premier scientific partner for cell and gene therapy development, testing, and manufacturing. The fully integrated advanced therapeutics portfolio enables us to provide clients with an integrated solution from analytical and process development through cGMP production; driving efficiency and accelerating clients’ speed-to-market by integrating preclinical CRO activities with manufacturing and testing. This provides our clients with a seamless experience across the value chain with the same advanced therapeutics scientific partner. Our cGMP CDMO facilities have the capability to manufacture and store raw materials, drug substance, and drug product, which are suitable for use in clinical trials as well as for commercial manufacturing.
Our Strategy
Our objective is to be the scientific partner of choice to accelerate biomedical research and therapeutic innovation. Our strategy is to deliver a comprehensive and integrated portfolio of drug research and development products, services and solutions to support our clients’ basic research and early-stage drug development, analytical testing, manufacturing and product release efforts, and enable them to bring new and improved therapies to market faster and more cost effectively.

We believe we have certain competitive advantages in executing this strategy because of our continuing focus on the following:

Broad, Scientifically Differentiated Portfolio. Our large, integrated portfolio of products, services and solutions         focuses on drug research, early-stage development, and manufacturing quality-control and product release testing. We provide a broad range of scientifically differentiated solutions to facilitate our clients’ research and development and analytical testing efforts, ranging from research models and associated services, discovery research studies and services and comprehensive safety assessment studies in both regulated and non-regulated environments. As such, we can collaborate with clients from the earliest stages of drug research through development candidate selection and beyond. When critical decisions are made regarding which therapeutics will progress from discovery to development, we continue to work alongside our clients as the drug candidates move downstream. Our recognized expertise in early-stage drug development, including for mechanism of action, efficacy, drug metabolism, safety assessment and toxicological testing, provides us with a competitive advantage and enables our clients to make critical “go/no-go” decisions more quickly.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

We also offer a portfolio of products, services and solutions that supports the process development, scale up, and quality control efforts of the biopharmaceutical industry. We provide products and services that support the development and release of clinical stage and commercialized biologics products. In particular, we are an industry leader in the areas of microbial detection and microbial identification to support clinical development and ongoing commercial production. Our portfolio spans a broad range of traditional and rapid methods, which provide the highest testing quality, enhanced productivity and reduced cycle time.

Deep Scientific Expertise. Our comprehensive portfolio of essential capabilities is supported by the breadth and depth of our scientific expertise, including for specialty toxicology, pathology, analytical testing for early and late-stage products, immunology, biomarker assessment, biologics process development testing, microbial detection and identification and other specialty service areas. These areas have high infrastructure costs or are cost-prohibitive for clients to build and/or maintain in-house, and therefore, clients choose to partner with outsourced providers like Charles River for these services. We continue to look for opportunities to expand our market leadership position, including by adding innovative scientific and analytical testing capabilities. We continue to enhance our small molecule, biologics, and advanced modalities portfolios in areas of greatest industry need, where outsourcing provides major benefits for our clients and where we could provide significant benefits given our unique early-stage development portfolio and global footprint. We are also uniquely positioned to help our biopharmaceutical clients navigate the evolving regulatory and scientific landscape by leveraging our extensive in vivo testing capabilities and access to scientific data, and also evaluating new, innovative in vitro, in silico, and computational modelling solutions, or collectively new approach methodologies (NAMs), to supplement traditional testing methods.
Commitment to Animal Welfare. We are committed to being the worldwide leader in the humane care of research animals and implementation of the “3Rs” initiative (Replacement, Reduction, and Refinement). As researchers, we are responsible to our clients, our employees, our animals and the public at large for the health and well-being of the animals in our care. We work closely with the scientific community to understand how living conditions, enrichment handling procedures and reduction of stress play an important role in the quality and efficiency of research. We are committed to working with the industry to support development and to provide the best translational models to supplement or replace traditional live animal models. These include in vitro models, in silico predictive tools, and virtual control groups.
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
Flexible and Customized Environment to Provide the Right Solutions. Each of our clients is different, with unique needs and specific requirements. We understand the importance of flexibility, and leverage the expertise embedded in our integrated, non-clinical portfolio to provide customized solutions tailored to the specific need or therapeutic area for a particular client. By utilizing our streamlined and efficient facilities, we help clients create a flexible and integrated infrastructure and partner with their teams to reduce the workload and staffing requirements. This allows our clients to optimize internal capacity and/or staff while ensuring the conduct of effective quality research for their projects. We provide enhanced value to clients who use us as a full-service integrated partner over a longer period of time.
Large, Global Partner. We believe there is an important advantage in being a comprehensive, high-quality provider of research models and associated services, non-clinical in vivo and in vitro services and manufacturing solutions on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work. They frequently choose to partner with large companies similar to Charles River, that can offer clients support across the non-clinical drug development process as a result of broader portfolios and experience in project management. This includes extensive scientific, technical and therapeutic area expertise, timely access to data and scientific documentation through secure portals, provision of data in customized, sponsor-specific formats for data warehousing needs, accelerated reporting, reduced standard reporting timelines and industry-leading Standard Exchange of Non-Clinical Data (SEND) capabilities, a global footprint, streamlined and simplified processes and communications, including professional project, program, portfolio, and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred partner to our clients, thereby enabling us to build broader and deeper long-term strategic relationships with them.
Digital Enhancements. As the healthcare industry evolves, technology is playing an essential role. This technological revolution is not only helping streamline processes and operations, but the effects of this digitalization directly impact our biopharmaceutical clients. We are committed in our efforts to reduce the timeline to develop, safe and innovative

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
new treatments for patients who desperately need them. To progress this forward, we strive to understand the true challenges that can slow drug research and development and re-imagine the way we work and collaborate to create digitally native solutions that improve efficiency, accelerate processes and enable automated, data driven outcomes. Our commitment to understanding the problem before finding a solution has enabled us to keep clients—and ultimately patients—at the center of the way we look at problems. By using client-centric design thinking, agile-based test and learn processes in short iterative cycles, and automating existing processes, we optimize client experiences and bring holistic solutions to pressing concerns.
Strategic Outsourcing Drives Efficiency, Innovation, and Growth. Our clients’ R&D needs continue to evolve. These clients are increasingly emphasizing studies that have greater translation to the clinic so that they can make appropriate decisions regarding the progression of potential therapeutic entities earlier in the development process. As a result, these clients are choosing to outsource additional discovery and safety assessment services globally to increase the efficiency and effectiveness of their drug selection processes and also enhance access to innovative solutions.
We believe that this environment will provide enhanced outsourcing opportunities for us in the future. We remain optimistic that our clients are increasingly receptive to partnering with us as a means of meeting their non-clinical support needs. We believe that the successful development of new therapies and outsourcing by the pharmaceutical industry will continue to be positive drivers of demand for our products and services.
We believe that larger biopharmaceutical companies will also continue to reassess their core differentiators from R&D to commercialization, and which aspects of their drug discovery, preclinical development, clinical development, and manufacturing processes they will choose to outsource. By partnering with Charles River, we believe our clients can take advantage of efficiencies in both their early-stage research and translational activities that can result in months saved in getting a drug to market. In the aggregate, we believe that the evolving large biopharmaceutical R&D business model along with our focus on data and digitalization will make our integrated offerings and expertise essential for clients focused on greater efficiency and cost effectiveness.
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
The evolving biopharmaceutical R&D business model, coupled with solid long-term biopharmaceutical industry fundamentals and a historically sustained funding environment, have also led to the continued creation of new biotechnology companies focused on developing innovative new therapies. The biopharmaceutical industry continues to evolve and become more sophisticated, with research yielding new types of treatments with increasing complexity, and more targeted and individualized therapies. While the biopharmaceutical demand environment has been less robust in recent years, we believe that our portfolio provides flexible solutions and scientific expertise that meet the customized needs for virtual and small biotechnology companies, which have limited or no infrastructure. These clients also value our ability to provide a broad range of services where we work hand in hand with our clients to design, plan and manage integrated projects and programs. This includes classically outsourced services, “insourced” services and hybrid offerings blending resources from both our clients and our staff.
Decisive Actions to Position for the Future. We continue to take decisive action to manage the Company through the current demand environment, including appropriately right-sizing our infrastructure, optimizing operations, and driving efficiency with a goal to protect operating margin. We are committed to initiatives to generate more revenue, contain costs, and protect shareholder value through enhanced commercial initiatives, restructuring and efficiency actions to drive cost savings, as well as a balanced approach to capital deployment. These initiatives have included:
•Restructuring initiatives to manage costs and generate efficiency by reducing staffing levels to align with the level of demand, as well as evaluating our global footprint to optimize, consolidate, and simplify operations. We have also engaged in global footprint optimization efforts to maximize capacity and enhance our capabilities. We have taken a client-centric approach to these actions with a goal of serving our clients more efficiently and seamlessly in order to capture synergies and savings that extend beyond the facility costs.
•Continuing efforts to globally optimize our operational footprint, including looking at new markets to serve as well as new locations which give us financial, operational and scientific advantages.
•Focusing on commercial enhancements to promote a client-centric focus and gain additional market share. Our goal is to enhance the client experience and reinforce our role as a flexible and responsive partner to our clients, including through leveraging technology such as our Apollo™ cloud-based platform to provide real-time access to scientific data and self-service tools for clients.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
•Ensuring Charles River maintains a leading position in providing existing and enabling the availability of novel new NAMs that will be of greatest benefit to our biopharmaceutical client base.

•Continuing efforts to look for additional opportunities outside of the biomedical research and biopharmaceutical therapeutics development support market segments where we can leverage our channels and capabilities in sizable and/or rapidly growing adjacent markets.
In November 2025, we announced as part of our Board of Directors’ comprehensive strategic review of our business and growth prospects, that we will focus on strategic initiatives to strengthen our leading scientific portfolio within our core markets through strategic acquisitions, partnerships, and internal investments; divest certain non-core assets, which represent approximately 7% of the Company’s 2025 revenue; maximize our financial performance, including by implementing additional initiatives aimed at driving greater operating efficiency; and maintain a disciplined approach to capital deployment through regularly evaluating the optimal balance between strategic acquisitions, stock repurchases, debt repayment, and other uses of capital.
Our strategic imperatives and operational goals are centered around our intense focus on initiatives designed to allow us to drive profitable growth, enhance our operating efficiency and better position ourselves to function successfully in the current and future business environment, which we believe will collectively enable us to maximize value for our shareholders.
Acquisitions are an Integral Part of Growth Strategy. Over the past decade, we have expanded our capabilities by adding high-science services with the goal to deliver fast and high quality end-to-end integrated, non-clinical solutions to accelerate drug development. We intend to continue to broaden the scope of the products and services that we provide across the research and development continuum primarily through internal development, and also, through focused acquisitions within our core markets and our strategic partnerships strategy, all of which are intended to enable us with the flexibility to adapt and innovate to meet our client’s changing needs. Acquisitions, such as our acquisitions of Explora BioLabs in fiscal 2022, Noveprim in 2023, and certain assets of K.F. (Cambodia) Ltd. in 2026 have been (and we expect will be in the future) an integral part of our growth strategy, to expand our portfolio, strengthen our supply chain, and broaden our geographic footprint. We are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit. We aim to consistently deliver shareholder value, including the achievement of a hurdle rate for return on invested capital above our weighted average cost of capital.
Mergers and acquisitions remain one of our top, long-term priorities for disciplined capital deployment and enhancing growth strategy with focus on enhancing the breadth of our scientific capabilities principally within our core competencies, expanding our global scale, and maintaining our leadership position. Our long-term strategy also includes growth through establishing relationships and exploring other opportunities and areas that have the potential to enhance our global reach and strengthen our broad-based portfolio of products and services.
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
We routinely evaluate strategic fit and fundamental performance of our businesses. As part of this ongoing assessment, we may determine certain capital could be better deployed in other long-term growth opportunities. Most recently, we divested our Avian Vaccine Services business in 2022, a DSA site in 2024, and a DSA site in 2025, as we determined these businesses/sites were no longer a strategic fit. Additionally, as part of our ongoing efforts to streamline operations and maximize financial performance, the Company has evaluated the strategic fit and fundamental performance of its global portfolio and infrastructure and, as appropriate, will take actions to ensure its business is strategically and financially aligned in the interest of long-term value creation. These actions are expected to result in the sale of certain non-core businesses, which will enable the Company to focus on more profitable growth opportunities. In aggregate, these businesses represent approximately 7% of the Company’s 2025 revenue.
Clients
Our clients consist primarily of major biopharmaceutical companies; many small, emerging, and established biotechnology, agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
hospitals, academic institutions, government agencies, and non-governmental organizations. We have stable, long-term relationships with many of our clients. During 2025, no single client accounted for more than 4% of our total revenue and no single client accounted for more than 8% of the revenue of any of our three business segments.
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
Sales, Marketing and Customer Support
Our marketing efforts are focused on stimulating demand for further outsourcing across our entire services portfolio. We believe that our ability to provide solutions that address aspects of drug research through development and manufacturing are increasingly attractive to our clients, and we continue to design and market our commercial activities to deliver flexible, customized programs designed by segment to meet our clients’ global and site-specific needs.
Our go-to-market approach employs several sales and marketing strategies, including dedicated sales teams for each of our major lines of business and global and key account managers who represent the entire portfolio. We also maintain several sales specialists that either have specific technical expertise (often degreed scientists) or cover unique markets.
In addition to our field sales teams and related specialists, we also have a team of alliance managers who are organized by key client within our market segments (global biopharmaceutical, small and mid-sized pharmaceutical and biotechnology companies, and academic and government institutions). This enhances our ability to meet client needs by offering customized, tailored solutions across our entire portfolio. In addition, our clients benefit by additional support from a combination of technical specialists with specific scientific applications and therapeutic area expertise. We also apply the use of dedicated sales specialists for certain technical product lines, such as in our Manufacturing businesses.
We sell our products and services principally through our direct sales and business development teams who work in North America, Europe and Asia. In addition to interactions with our direct sales force, our primary promotional activities include: demand generation through all available marketing channels, online and offline; presenting scientific symposia to targeted audiences; publishing scientific papers, technical support pieces and white papers, and newsletters; hosting webinars and virtual seminars; and making presentations at, and participating in, scientific conferences and trade shows in North America, Europe and Asia. We are focused on enhancing our innovation and reach by increasing our digital marketing capabilities and tools, advertising and website content. In certain areas, our direct sales force is supplemented by international distributors and agents.
Our internal strategic marketing and marketing operations teams support the field sales and business development teams while developing and implementing programs to build awareness about products and services, create opportunities for interaction with our clients in the biomedical research industry, and drive lead generation and revenue growth. We maintain client engagement, lead development support, digital experience, eCommerce, and event management departments, which address both our clients’ routine and more specialized needs and purposely serve as a support and information resource for them. We frequently assist our clients in solving problems related to resourcing products and services, research support, non-clinical study design, regulatory consulting, protocol development and other areas in which our expertise is widely recognized as a valuable resource by our clients.
Competition
Our goal is to be a leader in each of the markets in which we participate. We compete in the marketplace based on our therapeutic and scientific expertise in early-stage drug research, quality, reputation, flexibility, responsiveness, pricing, innovation and global capabilities. We offer a unique portfolio of early-stage products and services to support drug discovery and development.
We encounter a broad range of competitors of different sizes and capabilities in each of our three business segments. We also face competition from the internal discovery and development resources of our clients.
•For RMS, we have four main competitors of which one is a government funded, not-for-profit entity; one is a division of a public company in the U.S.; one is privately held in the U.S, and one is a public company in China.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
•For DSA, both our discovery services and safety assessment services have numerous competitors. Our discovery services offerings have hundreds of competitors, but two main competitors: one is a public company in China and one is a public company in Europe. Our safety assessment offerings have dozens of competitors of varying size, but two main competitors, one that is a division of a large public company in the U.S. and another that is a private company based in Canada. Our DSA segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.
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
We have been at the forefront of animal welfare improvements in our industry and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Imperative (HCI), which is overseen by our Global Animal Welfare corporate group. The goal of HCI is to ensure that we continue as a worldwide leader in the humane care of research animals and implementation of the 3Rs (Replacement, Reduction, and Refinement). As part of the HCI, we also have quarterly recognition and celebration of employees that go above and beyond to promote a culture of care, including animal welfare, caring for our employees, scientific integrity, and openness and transparency. In 2024, we published on our website our extensive and comprehensive biennial Corporate Citizenship Report, which includes information on our Global Animal Welfare and Responsible Animal Use and New Alternative Methodologies (NAMs) work. We plan to publish an updated 2026 Corporate Citizenship Report on our website in the first half of 2026.
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
In 2023, our Board of Directors established a Responsible Animal Use Committee to assist the Company in improving our impact on responsible animal utilization, including evaluating and advising scientific and technological opportunities which may appropriately reduce the impact of animals in the Company’s operations. In 2024, we established an executive-level NHP Supplier Governance Council, which is responsible for approving NHP suppliers and reviewing any issues or requested exceptions to our NHP Supplier Risk Management Process. In March 2025, we published our second annual report to shareholders on the measures the Company takes to reinforce confidence that the NHPs we import are sourced in accordance with applicable laws. In May 2025, the Responsible Animal Use Committee was combined with the Science and Technology Committee of the Board to form the New Approach Methodologies and Science Committee. This new committee is responsible for such duties as reviewing, evaluating, and advising the Board on the Company’s impact on animal utilization and the utilization of new approach methodologies (NAMs) to, among other things, reduce the impact of animals in research. In October 2025, we announced the creation of a cross-functional Scientific Advisory Board to guide our strategic focus on NAMs. Additionally, in January 2026, we appointed Dr. Namandjé N. Bumpus to be our Senior Vice President, Chief Scientific and Innovation Officer. In this role, Dr. Bumpus leads the Company’s scientific strategy, oversees research and development initiatives, and advances innovation to support clients in accelerating the drug development process.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Human Capital Resources
Employees
As of December 27, 2025, we had approximately 19,700 employees (including approximately 2,400 science professionals with advanced degrees, including Ph.D.s, D.V.M.s and M.D.s). Approximately 18,300 of our employees are considered full-time employees, while approximately 1,400 are considered part-time employees. Our workforce was distributed geographically approximately as follows: 59% in North America, 32% in Europe, 7% in Asia, and 3% in other regions.
Part of the decisive action we have and continue to implement to manage the Company through the current demand environment includes selective hiring and restructuring initiatives to manage costs and generate efficiency by consolidating sites and reducing staffing levels to align with the pace of demand. We have reduced our total headcount by approximately 2% since the end of 2024.
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
Talent Management, Belonging, and Engagement
Sustaining our company culture is a vital part of our strategy. Our culture is built on trust, belonging, accountability, respect, well-being, and safety. Our objective is to enable an environment where every colleague can connect with their work in a way that supports each other, our clients, and our communities. We strive to maintain an environment wherein every person has the ability to deliver on business commitments, while having purpose, being energized, continuously learning, and delivering quality outcomes that make a difference. As a global organization, our growth and development depend on hiring, engaging, and retaining a skilled and global workforce in a highly competitive marketplace. In fiscal 2025, we hired over 2,600 people and our voluntary turnover for all employees was approximately 10.1%.
We pride ourselves on supporting our people both professionally and personally throughout their employee experience with us. In order to attract the best candidate for each position, we prioritize wide-scale recruitment efforts to attract a larger pool of applicants from a variety of backgrounds. Our hiring process is designed to ensure fair and objective decisions lead to the most qualified candidate being hired. We strive to make our hiring practices accessible, including offering reasonable accommodations as appropriate.
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
Our engagement surveys are in the form of frequent, shorter “Pulse” surveys. These Pulse surveys were issued twice during 2025 and serve as a foundation for more meaningful conversations and actions between our people and people leaders to continue making Charles River a best place to work, learn, and grow.
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
Health and Safety
We are committed to creating a healthy and safe workplace for our employees and visitors to our facilities. This commitment is outlined in our Global Policy on Safety & Sustainability where we define the company’s approach to embedding safety and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
sustainably into our company’s purpose. Our EHS&S Global Operating Framework (GOF) is the foundation of our management system approach to incorporating health and safety into our business practices. These programs are supported by site health and safety leaders who engage employees and management to reinforce the importance of ownership of the programs and integration of these practices into our work each day. In 2022 we launched a Safety-First Culture initiative to reinforce that every person working for and on behalf of Charles River recognizes the importance of working safely as their first directive. The underpinning of this initiative was delivering safety culture training to all levels of leadership across the organization. In 2024, we conducted safety culture training and workshops to the executive leadership team, site general managers and all people leaders. In 2023 we initiated a formal Environment, Health, Safety and Sustainability Assessment program conducting 17 site assessments in the inaugural year of the program. In 2025 we have continued our safety-first culture journey by requiring all operational people leaders to include a health and safety goal as part of their annual performance, conducted 26 additional site program assessments and provided quarterly updates to business leadership on injury data analysis, trends to track performance against goals, and opportunities to invest in impactful safety improvements.
Backlog
Our backlog for our RMS, DSA and Manufacturing reportable segments was approximately $640 million, $1.9 billion and $123 million, respectively, as of December 27, 2025, as compared to $685 million, $2.0 billion and $103 million, respectively, as of December 28, 2024. Related services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client’s intention to proceed. Canceled studies or projects are removed from backlog.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies or projects that are included in December 27, 2025 backlog may be completed in 2026, while others may be completed in later years). Second, the scope of studies or projects may change, which may either increase or decrease their value. Third, studies or projects included in backlog may be subject to bonus or penalty payments. Fourth, studies or projects may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements, or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We may not be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year. Refer to Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed herein for our assessment of certain relevant risk factors.
Regulatory Matters
As our business operates in many distinct regional environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory requirements.
The Animal Welfare Act (AWA) governs the care and use of animals used for research in the U.S. other than laboratory rats, mice and fish bred for use in research. As a result, most of our U.S. small animal research model operations are not subject to regulatory oversight. For regulated species, the AWA requires producers and those working with regulated species to provide veterinary care and to follow specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to ensure the welfare of these animals. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (PHS) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow “The Guide for the Care and Use of Laboratory Animals” approved by the Board of the National Research Council.
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
Our import and export of animals and our operations in foreign countries are subject to applicable international agreements and conventions, as well as a variety of national, regional and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities. We only use licensed and experienced transporters for importing and exporting animals who are specialists in their field. We comply with global requirements which are evaluated by import and export authorities at each point of exit and entry. Imported animals are quarantined in our quarantine facilities as required by government agencies and tested to ensure they meet both the government mandates and our own specifications for pathogens and health of the animals.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Regulatory monitoring authorities such as the FDA, Medicines and Healthcare Products Regulatory Agency and OECD countries have indicated a continued emphasis on the management of electronic records and signatures generated by computerized systems to ensure data integrity. We have established corporate data integrity governance to manage regulatory requirements and client expectations regarding data quality within our regulated businesses. Although each business has a different impact on patient safety, all are expected to generate and preserve data with integrity. We recognize the importance of generating quality, reliable, sustainable data and have instituted several processes and established a global governance team with oversight responsibilities for our Data Integrity Compliance Plans to ensure we are consistent in our approach. To ensure that we have proper regulatory oversight over our electronic records, a dedicated quality function reviews our computerized system practices, including those related to cloud or AI based systems, to ensure that appropriate record controls are in place and that a robust audit strategy confirms requirements are met for compliance.
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
Our Manufacturing businesses produce FDA regulated endotoxin test kits at an FDA registered facility. We also manufacture sterility and microbial limits test kits used in FDA Regulated pharmaceutical applications, reagents, cell banks used in research and biopharmaceutical production, clinical trial vaccines and vaccine support products as well as an animal-free recombinant cascade reagent (rCR), Endosafe® Trillium®, which is an alternative to the natural LAL product. Additionally, several of our laboratories conduct biosafety and analytical testing such as identity, stability, sterility and potency and viral clearance testing in support of our clients’ manufacturing programs and to fulfill their validation requirements and lot release requirements, as applicable.
Our comprehensive cell and gene therapy manufacturing services include Good Manufacturing Practices (GMP) production of cells from pre-clinical to commercial applications from a variety of starting materials. Many of these activities are subject to regulation and consequently require these businesses to be inspected by the FDA and other national and applicable state regulatory agencies under their respective cGMP regulations. These regulations require that we manufacture products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. In addition, the specific activities of some of our businesses require us to hold specialized licenses and registrations for the manufacture, distribution and/or marketing of products globally.
Our Cell Solutions site provides the starting material (e.g., leukopak) to customers that are typically in cell and gene therapy companies. Leukopaks are collected from eligible donors in compliance with applicable regulatory requirements. Donors consent using informed consent forms approved by an external Institutional Review Board (IRB). Collections are performed under the supervision of licensed clinical staff and are managed in accordance with IRB-approved study protocols.
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
•the procurement, handling, use, storage and disposal of human cells, tissues and cellular and tissue-based products for research and manufacturing purposes;
•the safety and health of employees and visitors to our facilities; and
•protection of the environment and general public.
Our global regulatory compliance programs are managed by global quality systems, such as vendor supplier programs, enterprise quality management systems and global computer system validation. Within each regulated business, we have

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Intellectual Property
We develop and implement scientifically-driven products and procedures, including computer software, to maximize the quality and effectiveness of our offerings. Intellectual property rights, in the form of know-how, trade secrets, patents, trademarks, copyrights, and others are important to us and are valuable to our ability to provide significant benefits to our clients. Steps are taken to protect our intellectual property rights and include the execution of confidentiality agreements and securing registrations in relevant jurisdictions. In addition, we license technology from other companies when it enhances our product and services businesses. Licensing has become a larger company-wide initiative, particularly as we increase our focus on innovative technologies that further diversify and enhance our portfolio.
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
James C. Foster, age 75, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named Chief Executive Officer and President in 1992 and our Chair in 2000. In January 2026, the Board announced a leadership transition plan. Mr. Foster intends to retire and step down as Chief Executive Officer and Chair of the Board, effective as of May 5, 2026.
Victoria Creamer, age 56, joined us in January 2019 as Senior Vice President, Chief People Officer. In October 2020, Ms. Creamer was promoted to Corporate Executive Vice President. Prior to joining the Company, from 2015 to December 2018, Ms. Creamer served as Senior Vice President, Human Resources and Communications for ITT, Inc., a manufacturing company, where she was responsible for providing vision, leadership and execution of the company’s people and communications strategies.
Birgit Girshick, age 56, joined us in 1989 and originally held positions of increasing responsibility in our RMS Germany and Avian Vaccine businesses. In 2004, Ms. Girshick was promoted to General Manager of the Avian Vaccine Services business. She was named Executive Director, RMS Process Improvement in 2009, and Corporate Vice President, Global Biopharmaceutical Services in 2010. In 2013, Ms. Girshick was promoted to Corporate Senior Vice President, Research Models and Biologics Testing Solutions. In 2016, Ms. Girshick was tasked with leading the integration of WIL Research into our then

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Safety Assessment business. Also, in 2016, Ms. Girshick assumed the role of Corporate Senior Vice President, Global Discovery Services. In February 2018, Ms. Girshick was appointed Corporate Executive Vice President, Global Discovery and Safety Assessment and in August 2018, additionally took on responsibility for our Biologics Solutions and Avian Vaccine Services business. In November 2021, Ms. Girshick was promoted to Chief Operating Officer of the Company, adding the Research Models and Services, Microbial Solutions and CDMO businesses as well as the Global Information Technologies group to her responsibilities. Since 2023, Ms. Girshick also has general oversight of the Corporate Sales and Marketing team and our Corporate and External Affairs function. In January 2026, the Board announced a leadership transition plan and unanimously appointed Ms. Girshick as the next Chief Executive Officer, concurrent with Mr. Foster’s planned retirement in May.
Joseph LaPlume, age 52, joined us in 2005 as Senior Corporate Counsel. He became Deputy General Counsel in 2010, Vice President, Corporate Development in 2011, Senior Vice President in 2014 and Corporate Executive Vice President, Corporate Development and Strategy in January 2019. In his current role, he oversees all aspects of strategic planning and corporate development activities across business segments and geographies. Prior to joining us, Mr. LaPlume was a corporate lawyer at GTECH Corporation and in private practice at the law firms of Mintz Levin and Goulston & Storrs.
Mark Mintz, age 52, joined us in February 2021 as Corporate Senior Vice President, Chief Digital Officer, and was promoted to Corporate Senior Vice President, Chief Information Officer in June 2021. He was promoted to Corporate Executive Vice President, Chief Information Officer & Global Shared Services in 2025. Mr. Mintz is responsible for delivering technology and shared functional and operational services that further enhance the Company’s abilities to achieve its long-term strategic objectives. Prior to joining Charles River, Mr. Mintz was a founding member of McKinsey & Company’s digital labs, the firm’s technology delivery practice, and a leader of McKinsey’s enterprise architecture practice, where he led clients through large-scale digital, agile and technology transformation programs. Mr. Mintz holds a B.S. degree in Business Administration, Finance and MIS from State University of New York at Albany.
Shannon Parisotto, age 52, joined us in 2000 in our Nevada operation. Ms. Parisotto progressed through a number of finance management positions of increasing responsibility, and in 2010, was promoted to Corporate Vice President, Preclinical Services, Finance. In this role, Ms. Parisotto was responsible for the financial operations of the global Preclinical Services business. Beginning in 2011, Ms. Parisotto’s role was expanded to include additional business segments, and in 2015, she was promoted to the newly created position of Corporate Senior Vice President & Controller, Global Operations, where she worked collaboratively with Charles River’s business units to develop and implement business strategies. In 2020, Ms. Parisotto was promoted to Corporate Senior Vice President, Global Safety Assessment, where she was responsible for leading the Company’s global Safety Assessment organization, and positioning the business for continued, long-term growth and success. In October 2022, Ms. Parisotto was promoted to Corporate Executive Vice President, and assumed the additional oversight of our then Discovery Services business to lead its strategic vision and operational growth, as well as enhance the synergies between the businesses and with clients across the global DSA segment. Ms. Parisotto holds a B.S. in Accounting from the University of Nevada, Reno, an M.B.A. from the University of Phoenix, and is a Certified Public Accountant.
Michael Knell, age 49, joined the Company in April 2017 as Corporate Senior Vice President and Chief Accounting Officer. In this role, Mr. Knell is responsible for providing strategic guidance to the finance groups, including direction of the Global Accounting, Financial Planning and Analysis, and Tax functions; maintaining the Company's fiscal records; and preparing its financial reports. He also oversees the design and operation of the Company’s system of internal controls, ensuring compliance with the rules and regulations of the Sarbanes-Oxley Act. In October 2025, Mr. Knell was appointed by our Board to act as our interim Chief Financial Officer. Prior to joining the Company, Mr. Knell served as the Chief Accounting Officer and Vice President of Finance at Bruker Corporation from 2012 to 2017. Mr. Knell was with Ernst & Young LLP in its Boston office from 1998 until 2011, where he served in various roles including Partner - Assurance Services. Mr. Knell is a Certified Public Accountant in Massachusetts and holds a B.S. degree in Business Administration from the State University of New York at Buffalo.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
•Uncertainties with respect to the development, deployment, and use of artificial intelligence present new risks and challenges and could adversely affect our business and reputation.
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
•Our review of potential strategic alternatives may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or the outcome could adversely affect our business.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
•Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
In recent years, we have been updating and consolidating platforms and automating processes in many parts of our business with a variety of systems, including in connection with the integration of acquired businesses. Continued expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges, including information security assessment and remediation, regulatory requirements, data conversion, associated regulatory compliance, network and system cutover, user training, data residency, high availability, disaster recovery, latency, backups, archiving, cloud offerings, and integration with existing processes or systems. As we build out IT infrastructure to support regulatory requirements for applications and data systems, we are doing so utilizing contemporary validation practices. As with all work conducted in our regulated sites, these too are subject to government inspections. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed report and/or data shipments, missed sales, animal management/welfare issues, data loss issues that require re-doing certain studies, personally identifiable information and data privacy issues, billing errors and accounting errors.
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
As of the date of this filing, to our knowledge, we have not experienced a material information security breach or material cybersecurity incident since an event in 2019. While we have implemented additional security safeguards since that event and continue to enhance existing safeguards, such efforts may not be successful, in which case we could suffer significant harm.
We are at risk of being targeted, and we have in the past been victim to, business email compromise fraud, which results in payments being made to illegitimate bank accounts. Although these instances have not resulted in our incurring material losses, if similar instances occur in the future, we may incur such losses.
We leverage software and hardware solutions from technology and services providers, including software-as-a-service and public cloud infrastructure, who have been subject to cybersecurity incidents in the past and may have incidents or breaches in the future. As of the date of this filing, to our knowledge, no prior cybersecurity incident or breach at a third party has had a material impact on our business. However, future incidents or breaches could cause us to suffer significant harm.
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
Uncertainties with respect to the development, deployment, and use of artificial intelligence present new risks and challenges and could adversely affect our business and reputation.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We, along with many businesses in the biopharmaceutical industry, are adopting and exploring the use of artificial intelligence (AI) in our business, and as an emerging and rapidly evolving technology, our use of AI introduces potential opportunities but also presents risks that could adversely affect our operations, information security and reputation. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that artificial intelligence-based applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Use of AI-based software may also lead to cybersecurity risks or the release of confidential proprietary information, including personal data, which may impact our ability to realize the benefit of our intellectual property or violate our internal policies, data protection laws or contractual requirements. The use of AI-based software may also result in unauthorized access of personal data or the intellectual property of third parties. The legal and regulatory landscape regarding the use of AI is rapidly evolving, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance may impose operational costs and limit our ability to use AI-based software, and failure to comply may result in potential government actions, litigation, fines, penalties or adverse publicity.
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
Acquisitions and alliances involve numerous risks which may include:
•difficulties in achieving business and financial success (due to unplanned events such as ongoing geopolitical conflicts or economic factors such as fluctuations in interest and foreign exchange rates, as well as tax regulations);
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site or product line or service offering and, as a result, we may not achieve some or all of the expected benefits of the divestitures.
Failure to execute our business strategy could adversely impact our growth and profitability.
Our strategy is to deliver a comprehensive and integrated portfolio of drug discovery and non-clinical development products, services and solutions to support our clients’ discovery, preclinical, early clinical and early stage scale up and early stage manufacturing efforts, and enable them to bring new and improved therapies to market faster and more cost effectively. As a focus, CRL aims to be the premier provider of products and services that ensure our clients develop, produce and release their products safely. Separately, through our various Manufacturing segment businesses, we aim to be the premier provider of products and services that ensure our clients produce and release their products safely. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization. Similarly, if we are unable to successfully execute on the Board of Directors’ comprehensive strategic review and evaluation of Charles River’s business and growth prospects, this could negatively impact our future results of operations and market capitalization.
Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our results of operations and financial condition. In recent years, we experienced such a lower-than-expected demand growth in a number of businesses, including the businesses that comprise our DSA reporting segment. To address this issue generally, we typically pursue a number of strategies designed to improve our internal growth, including strengthening our presence in selected geographic markets through organic growth and strategic acquisitions and expanding our service offerings. In addition, we have implemented a number of restructuring actions, including to optimize our global operational footprint and reduce staffing levels, and other initiatives to drive operating efficiencies to help offset the lower-than-expected demand growth and protect the operating margin. We may not be able to successfully implement these strategies, and these strategies may not result in the expected growth or improved profitability of our business.
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
As discussed in the section above entitled “Our Strategy,” we are taking decisive action to manage the Company through the current demand environment, including appropriately right-sizing our infrastructure, driving efficiency, and optimizing operations, including through process improvement, procurement synergies, and implementation of a global business services model, with a goal to protect operating margin. We are committed to initiatives to generate more revenue, contain costs, and protect shareholder value through enhanced commercial initiatives, restructuring and efficiency actions to drive cost savings, as well as a balanced approach to capital deployment; these initiatives include reducing staffing levels to align with the pace of demand and site closures. Similarly, we are working to execute the Board of Directors’ comprehensive strategic review and evaluation of Charles River’s business and growth prospects. While we drive these initiatives to result in significant profit opportunities and savings throughout our organization, our estimated profits and savings are based on assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize these profits and cost savings or that, if realized, these profits and cost savings will be sustained. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect our business, financial condition, results of operations and cash flows and harm our reputation.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
•changes in trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and sanctions, and other trade barriers;
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
We depend on our customers continued demand and solvency at our facilities for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic, epidemic or outbreak of a disease, geopolitical conflict, information system disruption, hurricanes, tornadoes, fire, wildfire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities, our suppliers’ facilities, or the infrastructure on which such facilities rely. Such disruptions could include significant delays in the shipments of our products, reduce our capacity to provide services, adversely impact unique manufacturing capabilities, result in our customers’ inability to pay for our products or

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
services and, ultimately, result in the loss of revenue and clients. Although we carry business interruption insurance and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our customers, or our suppliers, could have a significant negative impact on our operations and financial performance.
Negative attention from special interest groups may impair our business.
The products and services that we provide our clients are essential to the drug discovery, development and manufacturing processes, and a significant amount are mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities involving animal models have been the subject of adverse attention, including shareholder proposals and attempts to disrupt carriers from transporting large research models and actions aimed at preventing expansion of operations. This has included periodic demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for some of our past Annual Meetings of Shareholders. In addition, these groups have on occasion petitioned to have certain species of research models (specifically NHPs) declared endangered by governmental and non-governmental organizations and have advocated for the governing bodies to the Convention on International Trade in Endangered Species of Wild Fauna and Flora to restrict the exportation of certain NHP species from specific countries. Furthermore, the habitat of certain animals used for research purposes may be located in or near certain environmentally protected areas or conservation areas. Activities conducted by us or any of our agents within these areas may be legally challenged and result in similar negative attention and action from environmental protection activists, including advocacy for the expansion of environmental restrictions applicable to such areas. Any negative attention, threats, acts of vandalism or legal action directed against our animal research or procurement activities (including species of research models), or our third-party service providers, such as our airline carriers or suppliers, or that restrict our or their ability to access protected or conservation areas, could impair our ability to operate our business efficiently.
Our review of potential strategic alternatives may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or the outcome could adversely affect our business.
On May 6, 2025, in connection with a Cooperation Agreement entered into with a large shareholder of the Company, we agreed, among other things, to have the Strategic Planning and Capital Allocation Committee of our Board of Directors oversee and direct a comprehensive strategic review and evaluation of the Company’s business and prospects, including an examination of various alternatives to enhance long-term stockholder value. On November 5, 2025, the Company announced that, as part of our Board of Directors’ comprehensive strategic review of our business and growth prospects, we will focus on strategic initiatives to strengthen our leading scientific portfolio within our core markets through strategic acquisitions, partnerships, and internal investments; divest certain non-core assets; maximize our financial performance, including by implementing additional initiatives aimed at driving greater operating efficiency, which are expected to generate incremental net cost savings; and maintain a disciplined approach to capital deployment through regularly evaluating the optimal balance between strategic acquisitions, stock repurchases, debt repayment, and other uses of capital. There is no assurance that the process will result in the approval or completion of any specific transaction or outcome. Further, there is no guarantee that any transaction resulting from the strategic review will ultimately benefit our stockholders.
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
Any potential transaction or other strategic alternative, including, without limitation the acquisitions of the assets of K.F. (Cambodia) Ltd. and Pathoquest SAS, would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on favorable terms. There can be no assurance that any potential transaction or other strategic alternative will be successfully implemented, achieve the intended benefits or provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our common stock and difficulty attracting and retaining qualified talent and business partners.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
As with other industry participants, certain of our activities rely on a sufficient supply of large research models, which has seen increasing demand as compared to supply in recent years due to a variety of factors. First, the surge of research relating to COVID-19 increased short-term demand. Second, China previously supplied a significant portion of certain critical large research models, which have been subject to geographic export restrictions applicable to many animal species since the beginning of the COVID-19 pandemic. And third, in concert with legal matters affecting the Cambodian supply of non-human primates, the non-human primate supply chain globally has recently experienced constriction. More broadly, legal matters and investigations may have ancillary impacts that impair supply chain access. For example, in November 2022 the U.S. Department of Justice (DOJ) announced that a Cambodia supplier of non-human primates and two Cambodian officials had been criminally charged in connection with illegally importing non-human primates into the United States, which led to an effective cessation of imports from Cambodia to the United States for a period of time. Specific to the Company, in 2023, in connection with a now closed investigation by the DOJ and USFWS into the Company’s conduct regarding several shipments of non-human primates from Cambodia, the Company announced it was voluntarily suspending planned future shipments of Cambodia non-human primates into the United States until such time that the Company and USFWS could agree upon and implement additional procedures to reasonably ensure that non-human primates imported to the United States from Cambodia are purpose-bred. In November 2025, the Company received USFWS CITES clearance to import Cambodian NHPs into the United States, and has resumed such activity.
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
Our CDMO services establish us as a premier scientific partner for cell and gene therapy development, testing, and manufacturing; enable us to provide clients with an integrated solution from analytical and process development through cGMP production; enable us to drive efficiency and accelerate clients’ speed-to-market by integrating manufacturing and the required testing; and enable our clients to seamlessly conduct analytical testing, process development, and manufacturing for advanced modalities with the same scientific partner. Furthermore, our CDMO operations require various raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture the applicable product and, in some cases, the customers specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items may only be supplied by a limited number of suppliers or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which could materially adversely affect our results of operations and financial condition.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Our clients include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to invest in discovery in the non-clinical phases of R&D (and in particular discovery and safety assessment) and to outsource the products and services we provide. Furthermore, our clients (particularly larger biopharmaceutical companies) continue to search for ways to maximize the return on their investments with a focus on lowering R&D costs per drug candidate. Fluctuations in the expenditure amounts in each phase of the R&D budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. R&D budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities (including available resources of our biotechnology clients, particularly those that are cash-negative, who may be highly focused on rationing their liquid assets in a challenging funding environment), general economic conditions, institutional budgetary policies and the impact of government regulations, including potential drug pricing legislation. Available funding for biotechnology clients in particular may be affected by the capital markets, investment objectives of venture capital investors and priorities of biopharmaceutical industry sponsors.
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
A portion of revenue, predominantly in our RMS segment, is derived from clients at academic institutions and basic research laboratories whose funding is partially dependent on both the level and timing of funding from government sources such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. We also sell directly to the NIH and these other agencies. Government funding of R&D is subject to the political process, which is inherently fluid and unpredictable. For example, the NIH announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect overhead. This policy was subject to an injunction at the district court and appellate court levels. However, in August 2025, the United States Supreme Court ruled that the lower courts did not have jurisdiction to reinstate the grant funding, allowing nearly $800 million in federal grants to be terminated. Our revenue may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals, included reduced allocations to government agencies that fund R&D activities. Government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund R&D activities, or NIH funding may not be directed towards projects and studies that require the use of our products and services, both of which could adversely affect our business and our financial results.
Changes in government regulation or in practices relating to the pharmaceutical or biotechnology industries, including potential healthcare reform, could decrease the need for the services we provide.
Governmental agencies throughout the world strictly regulate the drug development process. Our business involves helping our customers navigate these regulatory processes. Accordingly, many regulations, and often new regulations, are expected to result in higher regulatory standards and often additional revenues for companies that service these industries. Some changes in regulations, including the relaxation of certain requirements or the use of streamlined or expedited approval procedures, may reduce the scope of preclinical testing needed. Other changes that increase regulatory obligations or affect the competitiveness of our services may lessen the demand for certain offerings.
For example, in December 2022, the FDA Modernization Act 2.0 was passed, which clarified the methods manufacturers and sponsors may use to investigate the safety and efficacy of a drug. In April 2025, the FDA announced its intention to expand the use of scientifically supported cell-based approaches and other new approach methodologies (NAMs), such as organ-on-chip systems, computational modeling, and advanced in vitro assays, in preclinical safety studies; in October 2025, the FDA announced its intention to streamline the approval process for biosimilar drug development and indicated further announcements related to reducing animal testing requirements may be forthcoming; and in November 2025, the U.K. government announced a roadmap to phasing out animal testing in favor of alternative methods. Eliminating the use of animals in research may have material adverse effects on our business, results of operations, or financial condition. While there have been significant advancements in the development of alternative methods, the complete elimination of animals in research will be a gradual process that may take many years to achieve. While we are committed to working with the industry to support development and to provide the best translational models to supplement or replace traditional models as part of our Replacement, Reduction, and Refinement (3Rs) initiative, the use of animals in research is highly regulated and proposed changes to current regulations will need to be carefully evaluated to ensure that they do not compromise the safety and efficacy of new drugs and medical treatments.
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
Implementation of healthcare reform legislation, including certain provisions of the Inflation Reduction Act, may offer some benefits, but may also introduce costs or changes that affect the potential financial returns associated with developing new drugs. This could adversely affect R&D expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the U.S. and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. Furthermore, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our clients may spend less or reduce their growth in spending on R&D.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
While it is not possible to predict whether and when any such changes will occur, updates at the local, state or federal level, or to laws and regulations in foreign jurisdictions where we operate or maintain business relationships, may materially affect our domestic and/or international operations. Furthermore, modifications to international trade policy, public company reporting requirements, environmental regulation and antitrust enforcement may have a materially adverse impact on us, our suppliers or our clients.
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
The CDMO services we offer can be highly complex, due in part to strict regulatory requirements and the inherent technical complexity of the services provided. A failure of the quality control or related systems and processes in our facilities could cause problems in connection with facility operations for a variety of reasons, including with respect to equipment malfunction, microbial or other contamination, compliance with specific manufacturing instructions, compliance with protocols and standard operating procedures, issues with raw materials, and issues with product testing. Such issues could affect the production of a single manufacturing run, multiple runs, or entire manufacturing campaigns, potentially requiring the destruction of products and cessation of manufacturing operations. In addition, any failure to meet required quality and regulatory standards may result in our failure to timely deliver products to our customers which, in turn, could damage our reputation for quality and service. Similarly, if the FDA or other regulators develop concerns over regulatory compliance in connection with our manufacturing activities of clinical trial products, including with respect to the safety of a product, such authorities can delay or suspend a client’s clinical trial by placing it on a full or partial "clinical hold" pending receipt of additional data to satisfy such concerns. A clinical hold on a client’s trial may require us to spend significant resources to address the underlying causes of the client’s clinical hold. In addition, if we are not able to successfully address such underlying causes or our response is not deemed adequate to lift the client’s clinical hold, the clinical program may have to be terminated. The same or similar regulatory issues can occur in connection with the manufacture of commercial products in the event of compliance concerns, whereby FDA or other regulators may prevent the distribution of products manufactured at our facilities and require corrective actions to address such concerns, which can be substantial and time consuming. In the event of material compliance issues, FDA or other regulators may also refuse to approve our clients’ applications to market products manufactured at our facilities, which may also adversely affect our business. In January 2025, a CDMO client disclosed that, as a result of observations made during pre-license inspections at a Company facility, (1) one biologics license application for a specific therapeutic treatment had received a complete response letter from the FDA, and (2) the FDA had placed clinical holds on that client’s Investigational New Drug applications. In addition, subsequently the FDA conducted an inspection at the same Company facility resulting in the Company receiving a Form FDA 483 Notice of Inspectional Observations. In October 2025, a successful pre-license inspection was performed and we are closely partnered with this client through the remaining steps of their biologics license resubmission. In addition, we are, from time to time, subject to commercial disputes and legal actions from CDMO customers with respect to the products and services we provide. These types of events, including manufacturing disruptions, delays in clients’ clinical programs, commercial disputes, legal actions, and/or failures to obtain marketing approvals may adversely affect our business and/or results of operations.
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
Over the past decade, pharmaceutical and biotechnology companies have generally increased their outsourcing of non-clinical and clinical research support activities, such as drug discovery, safety assessment and clinical trial support. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development), decreases in such outsourcing may result in a diminished growth rate in the sales of any one or more of our service lines and may adversely affect our financial condition and results of operations. For additional discussion of the factors that we believe have recently influenced outsourcing demand from our clients, please see the section entitled “Our Strategy” above.
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
•quality of facilities;
•financial stability;
•size;

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
The scientific community continues to develop NAMs, which do not involve working with animal models and are designed to increase the translation from findings in early-stage discovery and pre-clinical studies to human studies, and vice-versa. As these methods continue to advance, they may supplement, and in some cases possibly replace or supplant methodologies that are currently in use, such as the use of traditional living animals in biomedical research. For example, in April 2025, the FDA announced its intention to reduce animal testing in preclinical safety studies with NAMs, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays; in October 2025, the FDA announced its intention to streamline the approval process for biosimilar drug development and indicated further announcements related to reducing animal testing requirements may be forthcoming; and in November 2025, the U.K. government announced a roadmap to phasing out animal testing in favor of alternative methods. In addition, technological improvements, such as imaging and other translational biomarker technologies, could impact demand for animal research models. Further, manufacturers, including Charles River, have recently introduced recombinant versions of LAL, which has been historically derived from live animals. It is our strategy to explore new technologies to refine and potentially reduce the use of animal models and animal derived products as new in vitro and in silico methods become available and synthetically-manufactured products become validated with sufficient data to ensure public safety. For information regarding our efforts to support development and to provide the best translational models to supplement or replace traditional models, see “Our Strategy” included elsewhere in this Form 10-K. However, we may not be able to develop new products, inputs or processes effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models, inputs or processes with characteristics different from those that we produce, and that may be viewed as more desirable by some of our clients.
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
Our donor collection center is registered with the FDA and the FDA periodically conducts inspections of those facilities and operations. At the conclusion of each inspection, the FDA provides us with a list of objectionable conditions and practices observed during the inspection that could result in additional enforcement actions. Failure to comply with the regulations enforced by the FDA could result in sanctions and/or remedies and have a material adverse effect on us.
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
The EU GDPR also imposes specific restrictions on the transfer of personal data to countries outside of the EU and EEA, including the use of appropriate safeguards to enable such transfers, such as Standard Contractual Clauses (SCCs) and the EU-

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
US Data Privacy Framework (DPF). Although these mechanisms are currently valid for purposes of transferring personal data, they could be subject to legal challenges and there is no assurance that we could satisfy or rely on these measures to lawfully transfer personal data. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented controls and procedures to comply with the requirements of the EU GDPR, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
Similarly, we are subject to the privacy and data protection laws of China, including the Personal Information Protection Law (PIPL) and Data Security Law (DSL), which promulgated requirements relating to the collection, processing, transfer and security of personal information in or from China. Violations of the PIPL or DSL could result in fines and penalties, suspension of data transfers, cancellation of business authorizations, personal liability for responsible company officers, as well as criminal and civil liability. In the event that the PIPL requires us to store data in China, or limits our ability to transfer data across borders, we may experience increased costs and business inefficiencies. Fines, corrective actions, or other penalties asserted due to alleged noncompliance may impose additional financial or operational costs, limit our ability to attract and retain local talent, or limit our ability to do business in China.
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
As a global company, we are subject to taxation in numerous countries, states, and other jurisdictions. Changes to governmental laws and regulations, or their interpretations, including the adoption of global minimum taxation requirements and potential changes to existing tax law by the current U.S. Presidential administration and Congress, could impact our profits, effective tax rate and cash flows. For example, in July 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including accelerated tax depreciation, expensing of research and development, and the U.S. international inclusions.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Many of our services, products and processes rely on intellectual property. In some cases, that intellectual property is owned by another party and licensed to us, sometimes exclusively. To protect our intellectual property rights, we primarily rely upon trade secret, patent, trademark, and copyright law, as well as contractual provisions relating to intellectual property ownership and control and confidentiality. Laws relating to intellectual property rights and contracts vary from country to country and are subject to change at any time. In addition, the agreements upon which we rely to protect our intellectual property might be breached, or might not be fully enforceable. Our intellectual property rights might not prevent our competitors from independently developing intellectual property that is similar to or duplicative of ours. Also, enforcement of our intellectual property rights may also require substantial investments of time, money, and oversight, and may not result in success. If we are unable to secure and maintain our intellectual property rights, or if we are unable to prevent misappropriation or infringement, our business could be adversely affected.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
We are involved in legal proceedings related to various matters, including securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Part I, Item 3, Legal Proceedings, a putative securities class action and two derivative securities lawsuits have been filed against the Company, and certain officers and directors, alleging that disclosures about the Company’s practices with respect to the importation of non-human primates were materially false or misleading. We also have been subject to government investigations and civil investigative demands seeking information with respect to alleged violations of law, including as discussed in Part I, Item 3, Legal Proceedings, pertaining to an investigation by the SEC.
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
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has experienced a rapid increase in new government regulations, including tariffs and proposed tariffs on imports from a wide range of markets and geographies, including some in which we operate. These tariffs/proposed tariffs have prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. We continue to monitor the global tariff environment and potential trade conflicts, sanctions and impediments that could impact our business. As of the date of this report a number of tariffs remain in effect, including significant tariffs between the U.S. and countries from which we obtain significant supply, such as Vietnam, Mauritius, Cambodia, and China. Collectively, this may adversely impact our operating margin and results of operations, for example, our costs and expenses related to our business activities and those of our customers and suppliers; demand for our products and our competitive positioning; the availability to us of certain products in certain countries; and our supply chain operations. Though the risks identified above in certain cases have already adversely impacted part of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.
Labor and Employment Risk Factors
We depend on key personnel and may not be able to retain these employees, which could harm our business.
Our success depends to a significant extent on the continued services of our senior management and other members of management who have skills and industry experience aligned with our strategic objectives. Birgit Girshick, our current COO who will serve as our CEO effective May 5, 2026, has held various positions with us for more than 35 years. For further detail on Ms. Girshick’s employment with the Company, see the Letter Agreement by and between Charles River Laboratories International, Inc. and Birgit Girshick, dated as of January 6, 2026, attached as an exhibit to this Form 10-K. Most members of our senior management do not have employment agreements, except in jurisdictions outside of the United States where employment contracts are common for most employees. If members of senior management do not continue in their present positions, particularly if they do not give reasonable advance notice should they choose to depart from the Company, our business may be adversely impacted.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
As of December 27, 2025, we had $2.1 billion of debt and finance leases (debt). Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; making us more vulnerable to rising interest rates, and reducing our flexibility to respond to changing business and economic conditions. Disruption in the financial markets could also have a material adverse effect on our financial position, results of operations and liquidity. For additional information regarding our debt, please see Note 11. Debt and Other Financing Arrangements, included in the notes to our consolidated financial statements included elsewhere in this Form 10-K.
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
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets, as well as long-lived tangible assets, such as property, plant and equipment and operating lease right-of-use assets. Should disruption in the global financial markets and deterioration of economic conditions have a prolonged impact on our industry, triggering events may arise resulting in long-lived tangible asset, intangible asset, or goodwill impairments. To the extent long-lived tangible assets, intangible assets, or goodwill are impaired, their carrying value will be written down to their fair values and a charge will be made to our net income (loss). Such an impairment charge could materially and adversely affect our operating results. As of December 27, 2025, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $3.1 billion, property, plant and equipment was $1.7 billion, and operating lease right-of-use assets was $361.4 million.
During the fourth quarter 2025, we performed the quantitative goodwill impairment test for our reporting units and upon completion, it was determined that the fair value of the Biologics Solutions reporting unit did not exceed its carrying value, resulting in a goodwill impairment charge of $165.0 million. This was primarily attributable to a decline in its operating performance, resulting in a reduction to the long-range financial plan of the reporting unit, and evolving market information in the fourth quarter of 2025. The fair value of the Biologics Solutions reporting unit tested for impairment during 2025 was determined based on a discounted cash flow model (an income approach), and sales and earnings multiples based on the guideline public company method, and other market information (a market approach). The discounted cash flow model used to

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
determine the fair value of the Biologics Solutions reporting unit reflected significant assumptions related to future revenue, a long term growth rate, operating income margins, and a discount rate based on a weighted-average cost of capital. Significant assumptions used in the market approach included earnings multiples, sales multiples, and other market information about the value of certain asset groups within the reporting unit. The Biologics Solutions reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs. We will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. If the estimated future cash flows decrease below our current expectations, specifically as a result of lower revenue growth rates or operating income margins, or due to an increase of the weighted-average cost of capital, the fair value may further decrease resulting in an incremental material goodwill impairment.
Excluding the impairment charge associated with the Biologics Solutions reporting unit, our 2025 annual impairment test indicated that goodwill was not impaired for any other reporting units.
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
During the fourth quarter ended December 27, 2025, prior to the annual Goodwill Impairment Assessment, a triggering event was identified for the Cell Solutions, CDMO Cell Therapy, and CDMO Gene Therapy asset groups due to a decline in operating performance in fiscal 2025, ultimately resulting in a reduction in the asset groups’ long range financial outlook, and evolving market information about these asset groups identified in the fourth quarter of 2025. Cell Solutions is presented within the RMS reportable segment, while CDMO Cell Therapy and CDMO Gene Therapy are presented within the Manufacturing reportable segment. In response, we conducted a recoverability test for each asset group, based on an estimate of undiscounted future cash flows for various recoverability scenarios, to determine if the asset groups were impaired. Upon completion of the recoverability test, it was determined that the probability-weighted undiscounted cash flows of the CDMO Cell Therapy asset group exceeded its carrying value. The Cell Solutions and CDMO Gene Therapy asset groups probability-weighted undiscounted cash flows did not exceed their carrying value, resulting in an intangible asset impairment charge of approximately $211.0 million and impairment charges of approximately $8.0 million within Property, plant, and equipment, net and Operating lease right-of-use assets.
During the fourth quarter ended December 28, 2024, a triggering event was identified for the CDMO Cell Therapy asset group within the Biologics Solutions business, part of the Manufacturing reportable segment, as there was a loss of key customers, resulting in a significant reduction in cash flows. We concluded there were no impairments for the asset group related to this triggering event, however the remaining useful life of the intangible asset within the asset group was reduced to less than 1 year.
For additional information regarding this topic, please see Note 10. Goodwill and Intangible Assets, included in the notes to our consolidated financial statements included elsewhere in this Form 10-K.
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
Our results of operations in any quarter may vary from quarter to quarter and are influenced by the risks discussed above, as well as: changes in the general global economy; changes in the mix of our products and services; changes in government regulation or in practices related to the pharmaceutical or biotechnology industries, including with respect to the use of NAMs; cyclical buying patterns of our clients; the financial performance of our strategic and venture capital investments; certain acquisition-related adjustments, including change in fair value of contingent payments both receivable from or payable to counterparties; and the occasional extra week (“53rd week”) that we recognize in a fiscal year (and fourth fiscal quarter thereof), due to our fiscal year ending on the last Saturday in December. The next fiscal year with a 53rd week is scheduled to occur in 2028. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.
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
We engage third parties to conduct annual penetration testing, and we use external risk assessors to measure our program to industry standard frameworks. Our information security management system is certified to the ISO/IEC 27001:2022 and 27017:2018 standards by the British Standards Institution (BSI); certificates IS 780367 and CLOUD 806141, respectively. We also collaborate with experts and industry partners to exchange information about threats, best practices, and trends.
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
Through these processes, during our fiscal year 2025 and through the date of this filing we did not identify risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
undetected cybersecurity incident. For more information about these risks, please see the section titled “Item 1A. Risk Factors – Business and Operational Risk Factors - We have in the past experienced and in the future could experience unauthorized access into our information systems.”
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
Our management team is responsible for day-to-day assessment and management of cybersecurity risks. On our management team, our Chief Information Officer has primary oversight of material risks from cybersecurity threats. The Chief Information Officer is Charles River’s Executive Vice President responsible for the Global Technology organization and for information protection at Charles River. The Chief Information Officer has more than 30 years of experience in the field, including serving as the Senior Vice President of Charles River’s Digital Transformation organization, leading the development and implementation of information technology strategies and roadmaps for digital and automation solutions.
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
Item 2.    Properties
Approximately 65% of our real estate portfolio (by area) is owned including all facilities over 200,000 square feet. The remaining facilities are owned or covered by either land or facility leases. Within the DSA business, we own or lease large facilities (greater than 50,000 square feet) in 9 countries including the U.S., Canada, China, France, Hungary, the Netherlands, Cambodia, Mauritius, and the United Kingdom. We own large RMS facilities in Canada, France, the United Kingdom, and the U.S with additional large facilities leased in China and the U.S. Manufacturing is supported in over 10 countries with large, owned properties in the U.S. and Ireland, which are supplemented by additional leased facilities in the U.S., the United Kingdom, France, China, Ireland, and Germany. None of our leases is individually material to our business operations.
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
Item 3.    Legal Proceedings
On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company cooperated with the requests. The Company’s Audit Committee retained counsel to conduct an independent investigation into

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
certain issues raised in the investigations. On November 14, 2025, the SEC’s Division of Enforcement (Division) notified the Company that it concluded its investigation and, based on the information available to the Division, it does not intend to recommend an enforcement action by the SEC against the Company. Similarly, the Company’s independent investigation into these matters has also concluded, with no material findings.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold during fiscal year 2025.
Shareholders
As of January 24, 2026, there were 62 registered shareholders of the outstanding shares of common stock.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the fourth quarter of fiscal 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
September 28, 2025 to October 25, 2025	130	$170.69	—	$549,285
October 26, 2025 to November 22, 2025	—	—	—	1,000,000
November 23, 2025 to December 27, 2025	418	176.09	—	1,000,000
Total	548		—
In fiscal year 2025, the Company repurchased 2.1 million shares of common stock for $350.0 million under the prior stock repurchase program. On October 29, 2025, the Company’s Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces the prior stock repurchase authorization of $1.0 billion that had $549.3 million remaining on the plan when it was terminated. As of December 27, 2025, the Company had $1.0 billion remaining on the current authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on December 26, 2020 and ending on December 27, 2025 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the S&P 500 Health Care Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company’s performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor’s Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index and
The S&P 500 Health Care Index

	Fiscal Year
	2020	2021	2022	2023	2024	2025
Charles River Laboratories International, Inc.	$100	$147	$87	$94	$74	$81
S&P 500	100	129	105	133	166	196
S&P 500 Health Care	100	126	124	126	129	148
Item 6.    Reserved
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. A discussion of our results of operations for the fiscal year ended December 28, 2024 and a comparison of our results for the fiscal years ended December 28, 2024 and December 30, 2023 was included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 19, 2025. In addition to historical consolidated financial information, the following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Certain percentage changes may not recalculate due to rounding.
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
Our client base includes major global pharmaceutical companies, many biotechnology companies; agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions, and government agencies around the world. We currently operate in over 120 sites and in over 20 countries worldwide, which numbers exclude certain Insourcing Solutions (IS) sites.
Segment Reporting
Our three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing).
Our RMS reportable segment includes the products and services offered within Research Models, Research Model Services, and Cell Solutions. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities as well as our own vivarium space, utilizing our Charles River Accelerator and Development Lab (CRADL™) offerings, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Cell Solutions, which provides controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow as well as cells from disease state donors.
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
Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro lot-release testing products, microbial detection products, and species identification services and Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing) as well as contract development and manufacturing products and services (CDMO).

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
Business Trends
In fiscal year 2025, demand from biopharmaceutical clients stabilized and began to show early signs of improvement as clients continued to navigate a challenging and evolving environment. Demand from larger biopharmaceutical clients began to improve early in the year following the prior year’s constrained budgetary spending as a result of restructuring initiatives and reprioritization of their drug development programs. Meanwhile, small and mid-sized biotechnology clients experienced a gradual improvement in funding over the course of fiscal year 2025, particularly in the second half of the year, that led to an improvement in DSA demand trends as we exited the year.
Despite the current, challenging market environment, many of our pharmaceutical and biotechnology clients continued to benefit from the long-term value of strategic outsourcing to improve their operating efficiency and to access capabilities that they do not maintain internally. Many of our large biopharmaceutical clients have continued to rely on relationships with outsourced partners like Charles River to enhance their drug discovery and early-stage development efforts, and biotechnology companies to assist them in bringing new drugs to market. Because of a continued cautious view with regard to early-stage R&D spending, revenue to both large biopharmaceutical clients and small and mid-sized biotechnology clients declined in fiscal year 2025. However, our ability to continue to deliver our leading suite of research, non-clinical development, and clinical bioanalytical solutions has endeavored our clients to continue to choose to partner with us for our flexible and efficient outsourcing solutions, broad scientific capabilities, and global scale.
Revenue for DSA declined in fiscal year 2025 as demand trends resulted in lower study volumes in both discovery and safety assessment services, driven by both large biopharmaceutical and small and mid-sized biotechnology clients. Despite the revenue declines, DSA demand trends, including net bookings, for large biopharmaceutical clients meaningfully improved in fiscal year 2025 as clients worked through a period of restructuring and pipeline reprioritization. Net bookings from small and mid-sized biotechnology clients showed modest improvement, consistent with improving funding levels later in the year. DSA backlog decreased to $1.9 billion as of December 27, 2025 from $2.0 billion as of December 28, 2024.
Revenue for RMS increased in fiscal year 2025 due largely to higher revenue from large research models and increased pricing for small research models. Additionally, revenue from research model services improved modestly driven by the IS and GEMS businesses. Despite pressures from early-stage biotechnology and government funding in North America, as well as a focus on alternative methodologies, we are confident that research models and services will remain essential tools for our clients’ drug discovery and early-stage development efforts.
Within the Manufacturing segment, the Microbial Solutions business saw robust growth benefitting from strong demand across the comprehensive manufacturing quality-control testing portfolio, including Accugenix® microbial identification services, led by increased AxxessTM instrument placements; share gains for our Endosafe® endotoxin testing platform; and higher sales of Celsis® microbial detection products. Biologics Testing was impacted by lower sample volumes from both biopharmaceutical and CDMO clients, particularly several large clients facing project delays or regulatory challenges. The CDMO business was challenged due to lower commercial revenue in fiscal year 2025, including a relationship with one commercial cell therapy client that ended during the year.
In response to recent trends, we continue to implement cost savings initiatives focused on driving greater efficiencies, as well as restructuring actions that have been implemented over the past three years that were focused on workforce right-sizing and site optimization. More recently, additional efficiency initiatives have targeted incremental savings through process improvement, procurement synergies, and implementation of a global business services model. Collectively, these actions are expected to generate approximately $300 million in cumulative, annualized cost savings by the end of 2026, of which more than $175 million benefitted fiscal 2025. Workforce right-sizing actions resulted in severance and transition costs while costs related to the consolidation of facilities to optimize our global footprint and drive greater operating efficiency across the company resulted in asset impairments, accelerated depreciation, and other site consolidation charges. We incurred restructuring charges of $99.8 million and $107.0 million during the fiscal years 2025 and 2024, respectively.
In fiscal 2025, we announced as part of our Board of Directors’ comprehensive strategic review of our business and growth prospects, that we will focus on strategic initiatives to strengthen our leading scientific portfolio within our core markets through strategic acquisitions, partnerships, internal investments, and divestments of certain non-core assets, which represent approximately 7% of our 2025 revenue.
Despite the near-term market pressures that led to a modest revenue decline in fiscal year 2025, we believe clients will continue to benefit from the long-term value of strategic outsourcing to improve their operating efficiency and to access capabilities that

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
they do not maintain internally. We believe that our comprehensive scientific capabilities and global scale, as well as the breadth and depth of our scientific expertise, quality, and responsiveness remain key criteria when our clients make the decision to outsource to us. As the scientific partner of choice to accelerate biomedical research, we are committed to driving greater efficiency and speed while providing exceptional service to our clients.
Recent Acquisitions
We make strategic acquisitions designed to expand our portfolio of products and services to support the drug discovery and development continuum. We maintain an acquisition strategy that focuses on augmenting internal growth of existing businesses with complementary acquisitions. Our recent transactions are described below.
On January 9, 2026, we announced we have exercised our option to acquire the remaining 79% equity interest in PathoQuest SAS (PathoQuest) for €51.6 million (or approximately $60 million based on current exchange rates), subject to customary closing adjustments. PathoQuest is a provider of next-generation sequencing solutions for manufacturing quality-control testing for biopharmaceutical companies. The proposed transaction is expected to close in the first quarter of 2026. The acquisition is expected to be funded through a combination of available cash and proceeds from our Credit Facility. This business will be reported as part of our Manufacturing reportable segment.
On January 14, 2026, we completed the acquisition of certain assets of K.F. (Cambodia) Ltd (KF)., a leading supplier of non-human primates (NHPs) located in Cambodia. The purchase price of KF was $510.0 million, of which $335.0 million was paid up-front, with the remaining $175.0 million deferred until the completion of certain post-close conditions. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business will be reported as part of our DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers.
On November 30, 2023, we completed our acquisition of an additional 41% equity interest of Noveprim Group (Noveprim), a leading supplier of NHPs located in Mauritius, resulting in a 90% controlling interest. We had previously acquired a 49% equity interest in 2022 for $90.0 million plus additional contingent payments up to $5.0 million based on future performance. The total consideration allocable to the Noveprim acquisition is $392.4 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $209.5 million which includes a remeasurement gain on the 49% equity investment of $113.0 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by estimated post-closing adjustments for working capital of $7.0 million. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers.
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
U.S. Government Investigations into Non-Human Primate Supply Chain
On February 17, 2023, we received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into our conduct regarding several shipments of non-human primates from Cambodia in late 2022 and early 2023 (the NHP Shipments). The DOJ also undertook a parallel civil investigation related to the NHP Shipments. Due to a number of factors, including the age of these NHP’s, during the fourth quarter of fiscal year 2024, we recorded a charge of $27 million to costs of products sold within the accompanying consolidated statements of income (loss) to reflect the reduction in carrying value of this inventory to zero. In July 2025, we were informed that USFWS had determined to clear the NHP Shipments for legal entry into the United States. Furthermore, in August 2025 we were advised by the DOJ that both the grand jury investigation and the parallel civil investigation had been closed.
On May 16, 2023, we received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting us to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and we cooperated with the requests. Our Audit Committee retained counsel to conduct an independent investigation into certain issues raised in the investigations. On November 14, 2025, the SEC’s Division of Enforcement (Division) notified us that it concluded its investigation and, based on the information available to the Division, it does not intend to recommend an enforcement action by the SEC against the Company. Similarly, the Company’s independent investigation into these matters has also concluded, with no material findings.

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
Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Depending on which better depicts the transfer of value to the customer, we generally measure our progress using either cost-to-cost (input method) or right-to-invoice (output method). We use the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as we incur costs on our contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right-to-invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
discrete service or time-based increments, such as samples tested or labor hours incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of our performance to date. During fiscal year 2025, $2.4 billion, or approximately 60%, of our total revenue recognized is DSA service and product revenue transferred over time.
Business Combinations
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets (including goodwill) and certain biological assets, which represented a significant portion of the purchase price in prior acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such assets are amortizable or non-amortizable and, if the former, the period and the method by which the asset will be amortized. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of these assets. Typically, key assumptions include projections of cash flows that arise from these assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.
In our prior acquisitions, customer relationship intangible assets (also referred to as client relationships) and certain biological assets have been the most significant identifiable assets acquired. To determine the fair value of the acquired client relationships and biological assets, we utilized the multiple period excess earnings model (a commonly accepted valuation technique), which includes the following key assumptions: projections of cash flows from the acquired entities, which included future revenue, cost of revenue, operating income margins, customer attrition rates, productivity rates; as well as discount rates based on a market participant’s weighted average cost of capital. During fiscal years 2025 and 2024, we did not enter into any business combinations.
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
We perform the quantitative impairment test where we compare the fair value of our reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then we would record an impairment loss equal to the difference. In fiscal years 2025 and 2024 we performed the quantitative goodwill impairment test for our reporting units. Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information about our company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
During the fourth quarter ended December 27, 2025, we performed the quantitative goodwill impairment test for our reporting units and upon completion, it was determined that the fair value of the Biologics Solutions reporting unit did not exceed its carrying value, resulting in a goodwill impairment charge of $165.0 million. This was primarily attributable to a decline in its operating performance, resulting in a reduction to the long-range financial plan of the reporting unit, and evolving market information in the fourth quarter of 2025. The fair value of the Biologics Solutions reporting unit tested for impairment during 2025 was determined using a weighted combination of a discounted cash flow model (an income approach), and sales and earnings multiples based on the guideline public company method, and other market information (a market approach). The discounted cash flow model used to determine the fair value of the Biologics Solutions reporting unit reflected significant assumptions related to future revenue, a long term growth rate, operating income margins, and a discount rate based on a weighted-average cost of capital. Significant assumptions used in the market approach included earnings multiples, sales multiples, and other market information about the value of certain asset groups within the reporting unit. The Biologics Solutions reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs. We will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. If the estimated future cash flows decrease below our current expectations, specifically as a result of lower

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
revenue growth rates or operating income margins, or due to an increase of the weighted-average cost of capital, the fair value may further decrease resulting in an incremental material goodwill impairment.
Excluding the impairment charge associated with the Biologics Solutions reporting unit, our 2025 annual impairment test indicated that goodwill was not impaired for any other reporting units.
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
During the third quarter ended September 28, 2024, a triggering event was identified for the Discovery Services reporting unit (part of the DSA reportable segment). This resulted from a continuous decline in market conditions and operational challenges, ultimately resulting in a reduction of Discovery Services’ long range financial outlook. In response, we conducted a quantitative impairment test for goodwill to determine if the goodwill in the Discovery Services reporting unit was impaired. Upon completion of a quantitative impairment test, it was determined that the fair value of the reporting unit exceeded its carrying value by approximately 22%, and no impairment was recognized as of September 28, 2024. As of the annual impairment test date, the fair value of the reporting unit exceeded its carrying value by approximately 16% and no impairment was recognized as of December 28, 2024. As of the beginning of fiscal year 2025, the Discovery Services and Safety Assessment reporting units have been combined into a single reporting unit consistent with recent changes to the DSA integrated operating structure.
Our 2024 annual impairment test indicated that goodwill was not impaired for any other reporting units.
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
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use or sale of the asset or asset group, net of any sublease income, if applicable, and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. We may also estimate fair value based on market prices for similar assets, as appropriate. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets. Actual cash flows arising from a particular long-lived asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.
During the fourth quarter ended December 27, 2025, prior to the annual Goodwill Impairment Assessment, a triggering event was identified for the Cell Solutions, CDMO Cell Therapy, and CDMO Gene Therapy asset groups due to a decline in operating performance in fiscal 2025, ultimately resulting in a reduction in the asset groups’ long range financial outlook, and evolving market information about these asset groups identified in the fourth quarter of 2025. Cell Solutions is presented within the RMS reportable segment, while CDMO Cell Therapy and CDMO Gene Therapy are presented within the Manufacturing

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
reportable segment. In response, we conducted a recoverability test for each asset group, based on an estimate of undiscounted future cash flows for various recoverability scenarios, to determine if the asset groups were impaired. Upon completion of the recoverability test, it was determined that the probability-weighted undiscounted cash flow of the CDMO Cell Therapy asset group exceeded its carrying value. The Cell Solutions and CDMO Gene Therapy asset groups probability-weighted undiscounted cash flows did not exceed their carrying values, resulting in an intangible asset impairment charge of approximately $211.0 million. Additionally, we recorded impairment charges of approximately $8.0 million to Property, plant, and equipment, net and Operating lease right-of-use assets, net, recognized in our consolidated statements of income (loss) as a component of selling, general and administrative expenses. The fair value of the Cell Solutions and CDMO Gene Therapy asset groups was determined using a market approach by using other market information about the value of these asset groups.
In fiscal 2024, a triggering event was identified for the CDMO Cell Therapy asset group within the Biologics Solutions business, part of the Manufacturing reportable segment, as there was a loss of key customers, resulting in a significant reduction in cash flows. We concluded there were no impairments for the asset group related to this triggering event, however the remaining useful life of the intangible asset within the asset group was reduced to less than 1 year. As a result of the decrease in the remaining useful life, $9.4 million of accelerated amortization was recognized within the accompanying consolidated statements of income (loss) for fiscal year 2024. The remaining value of these client relationships was $75.9 million and was amortized over the remaining useful life of approximately 6 months in fiscal year 2025.
Long-lived asset impairments, inclusive of the intangible assets charge described above, recognized during fiscal years 2025 and 2024 were $259.1 million and $51.8 million, respectively.
Income Taxes
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our valuation allowance was $323.3 million as of December 27, 2025. In the event actual results differ from our estimates, we will adjust our estimates in future periods and may establish additional allowances or reversals as necessary.
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
Our global operations make the effective tax rate sensitive to significant tax law changes. Several countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development’s (OECD) international tax framework, including the Pillar II global minimum tax regime with effect from January 1, 2024 or later. In addition, the U.S. enacted the One Big Beautiful Bill on July 4, 2025 with effect from January 1, 2025, for which much guidance is still expected. We are currently monitoring these developments and believe we have appropriately reflected any current or deferred financial statement impact, which we do not believe to be material.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for fiscal year 2025 was $4.02 billion compared to $4.05 billion in fiscal year 2024. The decrease of $34.6 million, or 0.9% as compared to fiscal year 2024 was primarily due to our DSA business, which continued to experience lower volume driven by more cautious client spending as a result of the biopharmaceutical demand environment; partially offset by higher revenue in our RMS business, primarily driven by the increase in large research model product revenue when compared to fiscal year 2024.
In fiscal year 2025, our operating income and operating income margin were $25.2 million and 0.6%, respectively, compared with $227.3 million and 5.6%, respectively, in fiscal year 2024. The decrease in operating income and operating income margin for fiscal year 2025 was primarily due to the intangible asset impairment charges within our Manufacturing and RMS businesses, the acceleration of amortization expense recognized as a result of a decrease in the remaining useful life of certain CDMO client relationships due to a loss of key customers, and the revenue impacts described above; partially offset by a decrease in charges related to goodwill impairments within our Manufacturing business, lower severance costs and the absence of an inventory charge incurred in connection with the investigations by the U.S. government into the non-human primate supply chain in fiscal year 2024.
Net loss available to Charles River Laboratories International Inc, common shareholders was $144.3 million in fiscal year 2025, compared to Net income available to Charles River Laboratories International Inc, common shareholders of $10.3 million in the corresponding period of fiscal year 2024. The decrease of $154.6 million was due principally to the decrease in operating income described above; partially offset by a decline in income tax and interest expenses.
During fiscal year 2025, our cash flows from operations was $737.6 million compared with $734.6 million for fiscal year 2024. The increase in net cash provided by operating activities was primarily due to lower payments of variable compensation, benefiting cash provided by operations by approximately $79 million, our revenue related accounts, including collections on trade receivables, deferred revenue, and customer deposits; benefiting cash provided by operations by approximately $12 million; partially offset by higher purchases of inventory of $49 million.
Revenue and Operating Income (Loss)
The following tables present consolidated revenue by type and by reportable segment:

	Fiscal Year
	2025	2024	$ change	% change
	(in thousands, except percentages)
Service revenue	$3,250,099	$3,304,138	$(54,039)	(1.6)%
Product revenue	765,283	745,851	19,432	2.6%
	$4,015,382	$4,049,989	$(34,607)	(0.9)%

	Fiscal Year
	2025	2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$846,082	$829,377	$16,705	2.0%	0.8%
DSA	2,402,891	2,451,280	(48,389)	(2.0)%	0.8%
Manufacturing	766,409	769,332	(2,923)	(0.4)%	1.2%
Total revenue	$4,015,382	$4,049,989	$(34,607)	(0.9)%	0.8%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Analysis of Segment Results
The following table presents operating income (loss) by reportable segment:

	Fiscal Year
	2025	2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$44,567	$114,411	$(69,844)	(61.0)%	1.9%
DSA	424,555	442,510	(17,955)	(4.1)%	1.5%
Manufacturing	(184,284)	(71,453)	(112,831)	157.9%	8.2%
Unallocated corporate	(259,676)	(258,121)	(1,555)	0.6%	0.4%
Total operating income	$25,162	$227,347	$(202,185)	(88.9)%	0.9%
Operating income % of revenue	0.6%	5.6%		(500) bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Fiscal Year
	2025	2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$846,082	$829,377	$16,705	2.0%	0.8%
Cost of revenue (excluding amortization of intangible assets)	576,250	580,491	(4,241)	(0.7)%
Selling, general and administrative	101,529	110,982	(9,453)	(8.5)%
Amortization of intangible assets	21,736	23,493	(1,757)	(7.5)%
Intangible asset impairment	102,000	—	102,000	100.0%
Operating income	$44,567	$114,411	$(69,844)	(61.0)%	1.9%
Operating income % of revenue	5.3%	13.8%		(850) bps
RMS revenue increased $16.7 million primarily driven by an increase in large research model product revenue, an increase in small research model revenue in China and Europe, an increase in Insourcing Solutions services revenue, and the effect of changes in foreign currency exchange rates; partially offset by lower Cell Solutions product revenue.
RMS operating income decreased $69.8 million compared to fiscal year 2024. RMS operating income as a percentage of revenue for fiscal year 2025 was 5.3%, a decrease of 850 bps from 13.8% for fiscal year 2024. Operating income and operating income as a percentage of revenue decreased primarily due to a $102.0 million intangible asset impairment charge within the Cell Solutions asset group; partially offset by a decrease in restructuring activities, primarily related to asset impairment charges, and the increase from the revenue drivers described above.
DSA

	Fiscal Year
	2025	2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$2,402,891	$2,451,280	$(48,389)	(2.0)%	0.8%
Cost of revenue (excluding amortization of intangible assets)	1,686,017	1,697,166	(11,149)	(0.7)%
Selling, general and administrative	239,767	249,097	(9,330)	(3.7)%
Amortization of intangible assets	52,552	62,507	(9,955)	(15.9)%
Operating income	$424,555	$442,510	$(17,955)	(4.1)%	1.5%
Operating income % of revenue	17.7%	18.1%		(40) bps
DSA revenue decreased $48.4 million primarily due to lower volume driven by continued cautious client spending as a result of the current demand environment, partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income decreased $18.0 million compared to fiscal year 2024. DSA operating income as a percentage of revenue for fiscal year 2025 was 17.7%, a decrease of 40 bps from 18.1% for fiscal year 2024. Operating income and operating income as a percentage of revenue decreased primarily due to the lower revenue described above, increased restructuring activities, including asset impairments and site consolidation charges; partially offset by the absence of the inventory charge

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
incurred in connection with the investigations by the U.S. government into the NHP supply chain and lower severance costs as compared to the corresponding period in fiscal year 2024.
Manufacturing

	Fiscal Year
	2025	2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$766,409	$769,332	$(2,923)	(0.4)%	1.2%
Cost of revenue (excluding amortization of intangible assets)	429,840	440,511	(10,671)	(2.4)%
Selling, general and administrative	142,101	132,803	9,298	7.0%
Amortization of intangible assets	104,778	52,471	52,307	99.7%
Intangible asset impairment	108,974	—	108,974	100.0%
Goodwill impairment	165,000	215,000	(50,000)	(23.3)%
Operating loss	$(184,284)	$(71,453)	$(112,831)	157.9%	8.2%
Operating loss % of revenue	(24.0)%	(9.3)%		(1,470) bps
Manufacturing revenue decreased $2.9 million primarily due to decreased revenue in our Biologics Solutions business, driven by decreased demand for CDMO and Biologics Testing services coupled with the loss of key customers within our CDMO business; partially offset by an increase in our Microbial Solutions business driven by higher product revenue associated with endotoxin product revenue and identification services revenue and the effect of changes in foreign currency exchange rates.
Manufacturing operating loss increased $112.8 million compared to fiscal year 2024. Manufacturing operating loss as a percentage of revenue for fiscal year 2025 was (24.0)%, an increase of 1,470 bps from (9.3)% for fiscal year 2024. Operating loss and operating loss as a percentage of revenue increased primarily due to the $109.0 million intangible asset impairment charge within the CDMO Gene Therapy asset group, accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers within the CDMO business, higher charges related to restructuring activities, including asset impairments and site consolidation charges; partially offset by lower goodwill impairment charges within the Biologics Solutions reporting unit of $165.0 million compared to $215.0 million in the corresponding period for fiscal year 2024.
Unallocated Corporate

	Fiscal Year
	2025	2024	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$259,676	$258,121	$1,555	0.6%	0.4%
Unallocated corporate % of revenue	6.5%	6.4%		10 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $1.6 million, or 0.6%, compared to fiscal year 2024 is due to higher third-party legal and advisory costs for the execution of a Cooperation Agreement entered into with a shareholder earlier this year and other transaction costs partially offset by a decline in employee compensation and benefits related costs. Costs as a percentage of revenue for fiscal year 2025 was 6.5%, an increase of 10 bps from 6.4% for fiscal year 2024.
Other Income (Expense)

	Fiscal Year
	2025	2024	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$4,940	$8,575	$(3,635)	(42.4)%
Interest expense	(107,029)	(126,288)	19,259	(15.3)%
Other expense, net	(22,576)	(16,520)	(6,056)	36.7%
Total other expense, net	$(124,665)	$(134,233)	$9,568	(7.1)%
Interest income for fiscal year 2025 was $4.9 million, a decrease of $3.6 million, or 42.4%, driven primarily from lower interest rates and interest earning asset balances.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Interest expense for fiscal year 2025 was $107.0 million, a decrease of $19.3 million, or 15.3%, compared to $126.3 million in fiscal year 2024 due primarily to lower average debt balances.
Other expense, net for fiscal year 2025 was $22.6 million, an increase of $6.1 million, or 36.7%, compared to $16.5 million for fiscal year 2024. The increase was due primarily to strategic equity and venture capital investment losses and impairments of $24.9 million as compared to $12.9 million in the corresponding period in fiscal year 2024; partially offset by a gain on the sale of a site within DSA of $3.4 million as compared to a loss of $0.7 million on the sale of a site within DSA in fiscal year 2024, and a gain on our life insurance contracts of $3.2 million as compared to a gain of $1.1 million in fiscal year 2024.
Income Taxes

	Fiscal Year
	2025	2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$42,660	$67,823	$(25,163)	(37.1)%
Effective tax rate	(42.9)%	72.8%		(11,570) bps
Income tax expense for fiscal year 2025 was $42.7 million, a decrease of $25.2 million compared to $67.8 million for fiscal year 2024. Our effective tax rate was (42.9)% for fiscal year 2025 compared to 72.8% for fiscal year 2024. The change in our effective tax rate in fiscal year 2025 compared to fiscal year 2024 was primarily attributable to the impact of the non-deductible goodwill impairment of the Biologic Solutions reporting unit.
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
The following table presents our cash and cash equivalents and short-term investments:

	December 27, 2025	December 28, 2024
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$4,514	$4,219
Held in non-U.S. entities	209,256	190,387
Total cash and cash equivalents	$213,770	$194,606
The following table presents our net cash provided by operating activities:

	Fiscal Year
	2025	2024
	(in thousands)
Net income (loss)	$(142,163)	$25,291
Adjustments to reconcile net income (loss) to net cash provided by operating activities	865,728	739,615
Changes in assets and liabilities	14,081	(30,329)
Net cash provided by operating activities	$737,646	$734,577
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income (loss) for items including, but not limited to (1) non-cash operating items such as depreciation and amortization, stock-based compensation, goodwill impairments, debt financing costs, deferred income taxes, write downs of inventories, provisions of credit losses, long-lived asset impairment charges, gains and/or losses and impairments on venture capital and strategic equity investments, gains and/or losses on divestitures, changes in fair value of contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
During fiscal year 2025, our cash flows from operations was $737.6 million compared with $734.6 million for fiscal year 2024. The increase in net cash provided by operating activities was primarily due to lower payments of variable compensation, benefiting cash provided by operations by approximately $79 million, our revenue related accounts, including collections on trade receivables, deferred revenue, and customer deposits; benefiting cash provided by operations by approximately $12 million; partially offset by higher purchases of inventory of $49 million.
The following table presents our net cash used in investing activities:

	Fiscal Year
	2025	2024
	(in thousands)
Capital expenditures	$(219,152)	$(232,967)
Investments, net	(10,974)	(11,189)
Proceeds from sale of businesses, net	17,441	—
Acquisitions of businesses and assets, net of cash acquired	—	(5,479)
Other, net	3,364	4,549
Net cash used in investing activities	$(209,321)	$(245,086)
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions and divestitures.
During fiscal year 2025, cash used in investing activities was primarily driven by capital expenditures and net purchases and sales in investments related to certain venture capital and strategic equity investments; partially offset by proceeds from divestitures of certain site and business assets. Capital expenditures declined for fiscal year 2025 compared to fiscal year 2024, primarily as a result of disciplined spend management in light of the global economic and demand environment. Cash used in investing activities in fiscal year 2024 was primarily driven by capital expenditures, an immaterial asset acquisition, and net purchases and sales in investments related to certain venture capital and strategic equity investments.
The following table presents our net cash used in financing activities:

	Fiscal Year
	2025	2024
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$1,227,534	$1,081,581
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,349,317)	(1,493,769)
Proceeds from exercises of stock options	714	23,878
Purchase of treasury stock	(360,673)	(119,175)
Payment of contingent considerations	(21,822)	—
Purchase of remaining equity interest of other redeemable noncontrolling interest	(19,140)	(12,000)
Other, net	(14,022)	(31,442)
Net cash used in financing activities	$(536,726)	$(550,927)
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises. For fiscal year 2025, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $111.2 million towards our Credit Facility
•Treasury stock purchases of $350.0 million associated with our stock repurchase program and $10.1 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $21.8 million associated with contingent consideration related to the acquisition of Noveprim
•Payment of $19.1 million for the remaining 8% equity interest in Vital River

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
For fiscal year 2024, net cash used in financing activities was primarily driven by the following activity:
•Net repayments of $417.1 million towards our Credit Facility.
•Treasury stock purchases of $100.7 million associated with our stock repurchase program and $18.5 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Net proceeds from exercises of employee stock options of $23.9 million
•Dividend payments to noncontrolling interest holders of $14.5 million
•Payment of $12.0 million for the remaining 10% equity interest in an other redeemable noncontrolling interest
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our revolving credit facility and our Senior Notes were as follows:

	December 27, 2025	December 28, 2024
	(in thousands)
Revolving credit facility	$616,503	$714,948
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,116,503	$2,214,948
The Revolving credit facility, “Credit Facility” provides for up to $2.0 billion in multi-currency revolving credit and has a maturity date of December 2029, with no required scheduled payment before that date. The Credit Facility maintains interest rates equal to (A) for revolving loans denominated in U.S. dollars, at our option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon our leverage ratio.
Our 2028 Senior Notes have semi-annual interest payments due May 1 and November 1. Our 2029 and 2031 Senior Notes have semi-annual interest payments due March 15 and September 15.
We had an interest rate swap with a notional amount of $500 million to manage interest rate fluctuation related to our floating rate borrowings under the revolving credit facility, at a fixed rate of 4.65%. Our swap matured in fiscal year 2024 and we have not entered into any additional interest rate swap contracts.
Our off-balance sheet commitments related to our outstanding letters of credit as of December 27, 2025 were $22.0 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, British Pound, Canadian Dollar, and Mauritian Rupee. During fiscal year 2025, the most significant drivers of foreign currency translation adjustment we recorded as part of other comprehensive income (loss) were the Euro, Great British Pound, Canadian Dollar, Hungarian Forint, Mauritian Rupee and Chinese Yuan.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income (loss) as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For fiscal year 2025, our revenue would have decreased by $135.6 million, and our operating income would have increased by $9.6 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
In fiscal year 2025, we repurchased 2.1 million shares of common stock for $350.0 million under the prior stock repurchase program. On October 29, 2025, our Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces the prior stock repurchase authorization of $1.0 billion that had $549.3 million remaining on the plan when it was terminated. As of December 27, 2025, we had $1.0 billion remaining on the current authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During fiscal year 2025 and 2024, we acquired 0.1 million shares for $10.1 million and $18.5 million, respectively, through such netting.
Commitments and Other Purchasing Arrangements
We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance, and other operating expenses. As of December 27, 2025, we had $626.6 million of operating leases inclusive of future minimum rental commitments under non-cancellable operating leases, net of income from subleases as well as $37.0 million of financing leases. The expected payments of our operating and finance lease liabilities over the next twelve months are $80.7 million and $4.6 million, respectively as of December 27, 2025.
In addition to the obligations on the balance sheet at December 27, 2025, we entered into unconditional purchase obligations in the ordinary course of business. Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 27, 2025, we had approximately $340 million of unconditional purchase obligations, the majority of which are expected to be settled during 2026.
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of December 27, 2025 was $234.3 million, of which we funded $184.9 million through December 27, 2025. Refer to Note 8. Venture Capital and Strategic Equity Investments to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details.
In connection with certain business and asset acquisitions, we agreed to make additional payments based upon the achievement of certain financial targets and other milestones in connection with the respective acquisition. As of December 27, 2025, we had approximately $30 million of gross contingent payments, of which $30 million is the current fair value.
We had certain federal and state income tax liabilities of $17.9 million relating to the one-time Transition Tax on unrepatriated earnings under the 2017 Tax Act. The Transition Tax was paid, interest free, with a final payment in fiscal 2025.
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
Item 8.    Financial Statements and Supplementary Data

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Charles River Laboratories International, Inc. and its subsidiaries (the "Company") as of December 27, 2025 and December 28, 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and redeemable noncontrolling interests and of cash flows for each of the three years in the period ended December 27, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessment - Biologics Solutions Reporting Unit
As described in Notes 1 and 10 to the consolidated financial statements, the Company’s goodwill balance was $2,764.3 million as of December 27, 2025, a portion of which related to the Biologics Solutions reporting unit. Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, an impairment loss equal to the difference would be recorded. The determination of the fair value of reporting units requires the use of significant judgment using management’s best estimates of inputs and assumptions that a market participant would use. The fair value was determined using a weighted combination of a discounted cash flow model (an income approach) and sales and earnings multiples based on the guideline public company method and other market information (a market approach). The discounted cash flow model used to determine the fair value of the Biologics Solutions reporting unit reflected significant assumptions related to future revenue, a long term growth rate, operating income margins and a discount rate based on a weighted-average cost of capital. Significant assumptions used in the market approach include earnings multiples, sales multiples, and other market information about the value of certain asset groups within the reporting unit. Upon completion of the annual impairment test in fiscal 2025, management determined that the fair value of the Biologics Solutions reporting unit did not exceed its carrying value resulting in a goodwill impairment charge of $165.0 million.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Biologics Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Biologics Solutions reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to earnings multiples, sales multiples and other market information used in the market approach and future revenue, the long term growth rate, operating income margins, and discount rate used in the income approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Biologics Solutions reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the market approach and the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the market approach and the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to earnings multiples, sales multiples and other market information used in the market approach and future revenue, the long term growth rate, operating income margins, and discount rate used in the income approach. Evaluating management’s assumptions related to other market information used in the market approach and future revenue and operating income margins used in the income approach involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Biologics Solutions reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and the income approach and (ii) the reasonableness of the earnings multiples and sales multiples used in the market approach, and the long term growth rate and discount rate assumptions used in the income approach.
Revenue Recognition using the Cost-to-Cost Method – Discovery and Safety Assessment
As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized Discovery and Safety Assessment (DSA) revenue from services and products transferred over time of $2,400.4 million for the year-ended December 27, 2025, of which a significant portion relates to services that are delivered to the customer based on the extent of progress towards completion of the performance obligation, which management measures using the cost-to-cost (input) method. Management uses the cost-to-cost measure of progress when it best depicts the transfer of value to the customer, which occurs as the Company incurs costs on its contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The cost calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred.
The principal considerations for our determination that performing procedures relating to DSA revenue recognized using the cost-to-cost method is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the DSA revenue recognition process. These procedures also included, among others (i) reading contracts and, if applicable, reports describing the results of services provided for a sample of DSA service contracts; (ii) testing management’s process for determining the amount of DSA service revenue recognized over time for a sample of DSA service contracts; (iii) evaluating the appropriateness of the cost-to-cost method used by management; (iv) evaluating the reasonableness of the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations through performing a retrospective comparison of actual costs incurred to historical estimated costs for completed service contracts; and (v) testing actual costs incurred for a sample of service contracts by examining evidence of costs incurred.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 18, 2026

We have served as the Company’s auditor since 1999.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year
	2025	2024	2023
Service revenue	$3,250,099	$3,304,138	$3,440,019
Product revenue	765,283	745,851	689,390
Total revenue	4,015,382	4,049,989	4,129,409
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	2,314,760	2,345,781	2,295,983
Cost of products sold (excluding amortization of intangible assets)	377,347	372,387	330,870
Selling, general and administrative	743,073	751,003	747,855
Amortization of intangible assets	179,066	138,471	137,440
Intangible asset impairment	210,974	—	—
Goodwill impairment	165,000	215,000	—
Operating income	25,162	227,347	617,261
Other income (expense)
Interest income	4,940	8,575	5,196
Interest expense	(107,029)	(126,288)	(136,710)
Other income (expense), net	(22,576)	(16,520)	95,537
Income (loss) before income taxes	(99,503)	93,114	581,284
Provision for income taxes	42,660	67,823	100,914
Net income (loss)	(142,163)	25,291	480,370
Less: Net income attributable to noncontrolling interests	2,175	3,088	5,746
Net income (loss) attributable to Charles River Laboratories International, Inc.	$(144,338)	$22,203	$474,624

Calculation of net income (loss) per share attributable to Charles River Laboratories International, Inc. common shareholders
Net income (loss) attributable to Charles River Laboratories International, Inc.	$(144,338)	$22,203	$474,624
Less: Incremental dividends attributed to noncontrolling interest holders	—	11,906	—
Net income (loss) available to Charles River Laboratories International, Inc. common shareholders	$(144,338)	$10,297	$474,624

Earnings (loss) per common share
Basic	$(2.91)	$0.20	$9.27
Diluted	$(2.91)	$0.20	$9.22

Weighted-average number of common shares outstanding
Basic	49,564	51,380	51,227
Diluted	49,564	51,628	51,451

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year
	2025	2024	2023
Net income (loss)	$(142,163)	$25,291	$480,370
Other comprehensive income (loss):
Foreign currency translation adjustment	171,497	(130,112)	70,651
Pension and other post-retirement benefit plans (Note 14):
Prior service cost and (losses) gains arising during the period	5,626	(12,190)	(5,376)
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	1,186	1,596	736
Unrealized gains (losses) on hedging instruments	—	(966)	2,490
Other comprehensive income (loss), before income taxes	178,309	(141,672)	68,501
Less: Income tax (benefit) expense related to items of other comprehensive income (loss) (Note 12)	31,587	(17,903)	4,071
Comprehensive income (loss), net of income taxes	4,559	(98,478)	544,800
Less: Comprehensive income related to noncontrolling interests, net of income taxes	3,335	237	4,546
Comprehensive income (loss) attributable to common shareholders, net of income taxes	$1,224	$(98,715)	$540,254

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$213,770	$194,606
Trade receivables and contract assets, net of allowances for credit losses of $10,463 and $18,301, respectively	708,856	720,915
Inventories	299,103	278,544
Prepaid assets	96,108	103,210
Other current assets	129,212	105,796
Total current assets	1,447,049	1,403,071
Property, plant and equipment, net	1,655,219	1,604,014
Venture capital and strategic equity investments	206,972	218,350
Operating lease right-of-use assets, net	361,415	412,490
Goodwill	2,764,253	2,846,608
Intangible assets, net	339,995	723,400
Deferred tax assets	67,334	42,179
Other assets	293,185	278,233
Total assets	$7,135,422	$7,528,345
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$148,800	$140,337
Accrued compensation	268,854	179,418
Deferred revenue	210,418	248,322
Accrued liabilities	270,085	232,010
Other current liabilities	222,158	194,014
Total current liabilities	1,120,315	994,101
Long-term debt, net and finance leases	2,136,360	2,240,205
Operating lease right-of-use liabilities	434,048	483,789
Deferred tax liabilities	95,203	106,960
Other long-term liabilities	138,302	195,212
Total liabilities	3,924,228	4,020,267
Commitments and contingencies (Notes 2, 11, 13, and 18)
Redeemable noncontrolling interests	41,263	41,126
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,217 shares issued and outstanding as of December 27, 2025 and 51,141 shares issued and outstanding as of December 28, 2024	492	511
Additional paid-in capital	1,947,301	1,966,237
Retained earnings	1,388,620	1,812,100
Treasury stock, at cost, zero shares as of December 27, 2025 and December 28, 2024	—	—
Accumulated other comprehensive loss	(171,783)	(317,345)
Total Charles River Laboratories International, Inc. equity	3,164,630	3,461,503
Nonredeemable noncontrolling interest	5,301	5,449
Total equity	3,169,931	3,466,952
Total liabilities, redeemable noncontrolling interests and equity	$7,135,422	$7,528,345

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2025	2024	2023
Cash flows relating to operating activities
Net income (loss)	$(142,163)	$25,291	$480,370
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	403,312	361,741	314,124
Goodwill impairment	165,000	215,000	—
Long-lived asset impairments	259,080	51,825	41,911
Stock-based compensation	71,083	69,891	72,048
Deferred income taxes	(75,292)	(67,428)	(50,903)
Write down of inventories	12,444	46,992	6,290
(Gains) losses and impairments on venture capital and strategic equity investments, net	24,911	12,910	(97,827)
Provision for credit losses	6,062	14,774	18,225
(Gain) loss on divestitures, net	(3,376)	659	961
Other, net	2,504	33,251	1,079
Changes in assets and liabilities:
Trade receivables and contract assets, net	35,737	21,612	(33,434)
Inventories	(48,777)	16,804	(62,301)
Accounts payable	2,869	(14,271)	(20,427)
Accrued compensation	79,308	(27,604)	12,447
Deferred revenue	(38,139)	18,541	(21,743)
Customer contract deposits	14,652	6,584	(15,564)
Other assets and liabilities, net	(31,569)	(51,995)	38,642
Net cash provided by operating activities	737,646	734,577	683,898
Cash flows relating to investing activities
Capital expenditures	(219,152)	(232,967)	(318,528)
Purchases of investments and contributions to venture capital investments	(20,076)	(52,876)	(54,215)
Acquisition of businesses and assets, net of cash acquired	—	(5,479)	(194,785)
Proceeds from sale of investments	9,102	41,687	6,667
Proceeds from sale of businesses, net	17,441	—	—
Other, net	3,364	4,549	(2,294)
Net cash used in investing activities	(209,321)	(245,086)	(563,155)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,227,534	1,081,581	776,353
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,349,317)	(1,493,769)	(851,676)
Proceeds from exercises of stock options	714	23,878	25,597
Purchase of treasury stock	(360,673)	(119,175)	(24,155)
Payments of contingent consideration	(21,822)	—	(2,711)
Purchase of remaining equity interests of other redeemable noncontrolling interest	(19,140)	(12,000)	(4,784)
Other, net	(14,022)	(31,442)	(4,145)
Net cash used in financing activities	(536,726)	(550,927)	(85,521)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18,828	(17,474)	8,044
Net change in cash, cash equivalents, and restricted cash	10,427	(78,910)	43,266
Cash, cash equivalents, and restricted cash, beginning of period	205,570	284,480	241,214
Cash, cash equivalents, and restricted cash, end of period	$215,997	$205,570	$284,480

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands)

	Redeemable Noncontrolling Interests	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 31, 2022	$42,427	50,944	$509	$1,804,940	$1,432,901	$(262,057)	—	$—	$2,976,293	$4,785	$2,981,078
Net income	3,492	—	—	—	474,624	—	—	—	474,624	2,254	476,878
Other comprehensive income (loss)	(1,200)	—	—	—	—	65,630	—	—	65,630	—	65,630
Dividends declared to noncontrolling interest	(2,378)	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Adjustment of redeemable noncontrolling interests to redemption value	(5,694)	—	—	5,694	—	—	—	—	5,694	—	5,694
Purchase of remaining equity interest of Vital River redeemable noncontrolling interest	(24,148)	—	—	—	—	—	—	—	—	—	—
Gain on purchase of remaining equity interest of Vital River redeemable noncontrolling interest	(1,151)	—	—	1,151	—	—	—	—	1,151	—	1,151
Acquisition of redeemable noncontrolling interest	45,374	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	499	5	25,592	—	—	—	—	25,597	—	25,597
Purchase of treasury shares	—	—	—	—	—	—	105	(24,155)	(24,155)	—	(24,155)
Retirement of treasury shares	—	(105)	(1)	(3,847)	(20,307)	—	(105)	24,155	—	—	—
Stock-based compensation	—	—	—	72,048	—	—	—	—	72,048	—	72,048
December 30, 2023	$56,722	51,338	$513	$1,905,578	$1,887,218	$(196,427)	—	$—	$3,596,882	$5,394	$3,602,276
Net income	1,095	—	—	—	22,203	—	—	—	22,203	1,993	24,196
Other comprehensive (loss)	(2,851)	—	—	—	—	(120,918)	—	—	(120,918)	—	(120,918)
Dividends declared to noncontrolling interests	(12,580)	—	—	—	—	—	—	—	—	(1,938)	(1,938)
Adjustment of redeemable noncontrolling interests to redemption value	10,688	—	—	(10,688)	—	—	—	—	(10,688)	—	(10,688)
Purchase of remaining equity interest of other redeemable noncontrolling interest	(12,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of purchase price of Noveprim redeemable noncontrolling interest	52	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	388	4	23,874	—	—	—	—	23,878	—	23,878
Purchase of treasury shares	—	—	—	—	—	—	585	(119,175)	(119,175)	—	(119,175)
Share repurchase excise tax	—	—	—	—	—	—	—	(570)	(570)	—	(570)
Retirement of treasury shares	—	(585)	(6)	(22,418)	(97,321)	—	(585)	119,745	—	—	—
Stock-based compensation	—	—	—	69,891	—	—	—	—	69,891	—	69,891
December 28, 2024	$41,126	51,141	$511	$1,966,237	$1,812,100	$(317,345)	—	$—	$3,461,503	$5,449	$3,466,952

See Notes to Consolidated Financial Statements.

	Redeemable Noncontrolling Interests	Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 28, 2024	$41,126	51,141	$511	$1,966,237	$1,812,100	$(317,345)	—	$—	$3,461,503	$5,449	$3,466,952
Net income (loss)	371	—	—	—	(144,338)	—	—	—	(144,338)	1,804	(142,534)
Other comprehensive income	1,160	—	—	—	—	145,562	—	—	145,562	—	145,562
Dividends declared to noncontrolling interests	(7,794)	—	—	—	—	—	—	—	—	(1,952)	(1,952)
Adjustment of redeemable noncontrolling interests to redemption value	6,400	—	—	(6,400)	—	—	—	—	(6,400)	—	(6,400)
Issuance of stock under employee compensation plans	—	213	2	745	—	—	—	—	747	—	747
Purchase of treasury shares	—	—	—	—	—	—	2,137	(360,108)	(360,108)	—	(360,108)
Share repurchase excise tax	—	—	—	—	—	—	—	(3,419)	(3,419)	—	(3,419)
Retirement of treasury shares	—	(2,137)	(21)	(84,364)	(279,142)	—	(2,137)	363,527	—	—	—
Stock-based compensation	—	—	—	71,083	—	—	—	—	71,083	—	71,083
December 27, 2025	$41,263	49,217	$492	$1,947,301	$1,388,620	$(171,783)	—	$—	$3,164,630	$5,301	$3,169,931

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
Principles of Consolidation
The Company’s consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of income (loss) equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Redeemable noncontrolling interests, where the noncontrolling interest holders have the ability to require the Company to purchase the remaining interests, are classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities. Intercompany balances and transactions are eliminated in consolidation.
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
The Company’s DSA reportable segment includes discovery services and safety assessment services. The Company provides regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro (non-animal) and in vivo (in research models) studies, laboratory support services, such as bioanalytical and strategic non-clinical consulting and program management to support product development.
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
Newly Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company adopted this new standard on a prospective basis for fiscal year 2025 and is reflected in Note 13, “Income Taxes”.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivables and Contract Assets.” ASU 2025-05 provides a practical expedient to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset if the expected credit losses were estimated under the reasonable and supportable approach. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted, and if practical expedient is elected, the amendments in this update should be applied on a prospective basis. The Company has evaluated the impact this new standard will have and has determined that there will not be a material impact on the consolidated financial statements and the related disclosures.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, trade receivables and contract assets. The Company places cash and cash equivalents and investments in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables and contract assets are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables and contract assets, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
their dispersion across many geographic areas. No single client accounted for more than 4% of revenue in fiscal years 2025, 2024, or 2023 or trade receivables as of December 27, 2025 or December 28, 2024.
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
Inventories
The Company’s inventories consist of raw materials, work in process and finished product related primarily to small research models, large research models, Cell Solutions, Microbial Solutions, and CDMO products. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the first-in, first-out method for a majority of the Company’s inventory and by average-cost for the remainder. For small models inventory, costs include direct materials such as feed and bedding, costs of personnel directly involved in the care of the models, and an allocation of facility overhead. For the large models inventory, costs are primarily the external cost paid to acquire the model along with certain direct materials, costs of personnel directly involved in the care of the models, and allocation of facility overhead costs. For Cell Solutions inventory, costs include direct materials, costs of personnel directly involved in the processing of products sold, and an allocation of facility overhead. For the Microbial Solutions and CDMO inventory, costs include direct materials, cost of personnel directly involved in the manufacturing and assembly of products sold, and an allocation of facility overhead. Inventory costs are charged to cost of goods sold or cost of services in the period the products or services are sold or provided to an external party. The Company analyzes its inventory levels on a quarterly basis and writes down inventory for which an excess amount is held or determined to be damaged, obsolete or otherwise unmarketable, with a corresponding charge to cost of products sold.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company changed useful life estimates to better reflect the estimated periods during which these assets will remain in service, effective for fiscal 2025. The estimated useful lives of machinery and equipment, which was previously 5 years increased to 7 years, and building improvements which was previously 10 years increased to 15 years. The effect of this change in estimate during fiscal year 2025 reduced depreciation expense by $18.1 million, reduced the net loss available to Charles River Laboratories International, Inc. common shareholders by $14.3 million and reduced the basic and diluted loss per share by approximately $0.29.
When the Company disposes of property, plant and equipment, it removes the associated cost and accumulated depreciation from the related accounts on its consolidated balance sheet and includes any resulting gain or loss recorded in Other income (expense), net in the accompanying consolidated statements of income (loss).
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
Contingent Consideration
The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records an obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The Company revalues these contingent consideration obligations each reporting period. Changes in the fair value of the contingent consideration obligations are recognized in the Company’s consolidated statements of income (loss) as a component of selling, general and administrative expenses. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and changes in the assumed probabilities of successful achievement of certain financial targets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Discount rates in the Company’s valuation models represent a measure of the credit risk associated with settling the liability. The period over which the Company discounts its contingent obligations is typically based on when the contingent payments would be triggered. These fair value measurements are based on significant inputs not observable in the market.
Divestitures
The Company records divestitures at fair value less cost to sell with any related gain or loss from sale recorded within Other income (expense) in the Company’s consolidated statements of income (loss). If the sale price includes contingent payments, these are fair valued using a probability weighted model. If the business divested is part of a reporting unit, goodwill from the reporting unit is reallocated based on the fair value of the divested business compared to the fair value of the reporting unit.
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
Under the equity method of accounting, the Company’s portion of the investment gains and losses and impairments, as reported in the fund’s financial statements on a quarterly lag each reporting period, is recorded in Other income (expense), net in the accompanying consolidated statements of income (loss). In addition, the Company adjusts the carrying value of these investments to reflect its estimate of changes to fair value since the fund’s financial statements are based on information from the fund’s management team, market prices of known public holdings of the fund, and other information.
Strategic Equity Investments
The Company invests, with minority positions, directly in equity of predominantly privately held companies that are reported either at fair value or under the equity method of accounting, as appropriate. Equity investments that do not have readily determinable fair values are generally recorded at cost minus impairment, if any, plus or minus changes resulting from

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
observable price changes in orderly transactions for the identical or a similar investment of the same investee. Gains and losses and impairments from strategic equity investments are recorded in Other income (expense), net in the accompanying consolidated statements of income (loss).
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
Life Insurance Contracts
Investments in life insurance contracts are recorded at cash surrender value. The initial investment is remeasured based on fair value of underlying investments or contractual value each reporting period. Gains and losses from life insurance contracts are recorded in Other income (expense), net in the accompanying consolidated statements of income (loss). Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. The Company held 44 contracts at December 27, 2025 with a face value of $104.6 million and 44 contracts with a face value of $91.3 million at December 28, 2024, which are recorded in Other assets in the accompanying consolidated balance sheets.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Stock-Based Compensation
The Company grants stock options, restricted stock units (RSUs), and performance share units (PSUs) to employees and stock options and RSUs to non-employee directors under stock-based compensation plans. Stock-based compensation is recognized as an expense in the consolidated statements of income (loss) based on the grant date fair value, adjusted for forfeitures when they occur, over the requisite service period.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Translation of Foreign Currencies
For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income (loss) and are recorded in accumulated other comprehensive income (loss), a separate component of equity.

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
The Company records the service cost component of the net periodic benefit cost within Cost of services provided and Selling, general, and administrative expenses and all other components of net periodic benefit cost within Other income (expense), net in the consolidated statements of income (loss).
The Company recognizes pension settlement gains or losses in the period when all of the following settlement criteria are met: there is an irrevocable action, the Company is relieved of primary responsibility for a benefit obligation, and significant risks related to the obligation and the assets used to effect the settlement are eliminated.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings (loss) per share is computed using the treasury stock method, assuming the exercise of stock options and the vesting of RSUs, or evaluating the performance conditions for PSUs to assess whether the conditions have been met, as well as their related income tax effects.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. ACQUISITIONS
The Company makes strategic acquisitions designed to expand the portfolio of products and services to support the drug discovery and development continuum. The Company maintains an acquisition strategy that focuses on augmenting internal growth of existing businesses with complementary acquisitions. While the Company did not enter into any acquisitions in fiscal years 2025 or 2024, acquisition activity subsequent to fiscal year 2025 and for fiscal year 2023 are described below.
Fiscal 2026 Acquisitions
PathoQuest SAS
On January 9, 2026, the Company announced it has exercised its option to acquire the remaining approximate 79% equity interest in PathoQuest SAS (PathoQuest) for €51.6 million (or approximately $60.0 million based on current exchange rates), subject to customary closing adjustments. PathoQuest is a provider of next-generation sequencing solutions for manufacturing quality-control testing for biopharmaceutical companies. The proposed transaction is expected to close in the first quarter of 2026. The acquisition is expected to be funded through a combination of available cash and proceeds from the Credit Facility. This business will be reported as part of the Manufacturing reportable segment.
K.F. (Cambodia) Ltd.
On January 14, 2026, the Company completed the acquisition of certain assets of K.F. (Cambodia) Ltd (KF)., a leading supplier of non-human primates (NHPs) located in Cambodia. The purchase price of KF was $510.0 million, of which $335.0 million was paid up-front, with the remaining $175.0 million deferred until the completion of certain post-close conditions. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business will be reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. Due to the limited time between the acquisition date and the filing of this Annual Report on Form 10-K, it is not practicable for the Company to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed.
Fiscal 2023 Acquisitions
Noveprim Group
On November 30, 2023, the Company completed the acquisition of an additional 41% equity interest of Noveprim Group (Noveprim), a leading supplier of non-human primates (NHPs) located in Mauritius, resulting in a 90% controlling interest. The Company had previously acquired a 49% equity interest in 2022 for $90.0 million plus additional contingent payments up to $5.0 million based on future performance. The total consideration allocable to the Noveprim acquisition is $392.4 million, which includes $144.6 million additional cash paid for the 41% equity interest, elimination of historical activity and intercompany balances of $209.5 million which includes a remeasurement gain on the 49% equity investment of $113.0 million, contingent consideration of $33.3 million, deferred purchase price of $12.0 million payable from 2024 through 2027, offset by post-closing adjustments for working capital of $7.0 million. The purchase price reflected an agreement with the seller on working capital and debt, which was adjusted from $13.8 million to $7.0 million during fiscal year 2024. As a result of measurement period adjustments to the purchase price, goodwill and remeasurement gains on the previous 49% equity investment during fiscal year 2024, were increased by $17.6 million and $9.8 million, respectively. Remeasurement gains are recorded in Other income (expense), net, within the consolidated statements of income (loss). The contingent consideration fair value is estimated using a Monte Carlo Simulation model and the maximum contingent contractual payments are up to $55.0 million based on future performance and milestone achievements from fiscal years 2023 through 2025. The Company has the call option right to purchase the remaining 10% equity interest up until one month after the sixth anniversary of closing the 41% equity interest. On the first anniversary of the expiration of the call option, a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller. The redemption price for the call/put is fixed and ranges from $47.0 million to $54.0 million depending on when exercised. The noncontrolling interest is classified as a redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheets. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. The Company incurred transaction and integration costs in connection with the acquisition of $1.2 million, $1.5 million and $4.2 million during fiscal years 2025, 2024, and 2023 respectively, which was included in Selling, general and administrative expenses within the consolidated statements of income (loss).

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SAMDI Tech, Inc.
On January 27, 2023, the Company acquired SAMDI Tech, Inc., (SAMDI), a leading provider of high-quality, label-free high-throughput screening (HTS) solutions for drug discovery research. The acquisition of SAMDI will provide clients with seamless access to the premier, label-free HTS MS platform and create a comprehensive, library of drug discovery solutions. The purchase price of SAMDI was $62.8 million, net of $0.4 million in cash, inclusive of a 20% strategic equity interest previously owned by the Company of $12.6 million. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment. No significant transaction and integration costs were incurred with the acquisition for the fiscal years 2025 and 2024. The Company incurred transaction and integration costs in connection with the acquisition of $0.9 million during fiscal year 2023, which was included in Selling, general and administrative expenses within the consolidated statements of income (loss).
Purchase price information
The purchase price allocation for acquisitions during fiscal year 2023 was as follows:

	Noveprim Group	SAMDI Tech, Inc.
	November 30, 2023	January 27, 2023
	(in thousands)
Trade receivables	$1,308	$513
Inventories	66,500	—
Other current assets (excluding cash)	3,261	75
Property, plant and equipment	36,154	593
Operating lease right-of-use asset, net	104	—
Goodwill (1)	190,024	37,129
Definite-lived intangible assets	9,500	33,070
Other long-term assets (2)	167,907	6
Deferred revenue	—	(43)
Other current liabilities	(16,268)	(351)
Operating lease right-of-use liabilities (Long-term)	(97)	—
Deferred tax liabilities	(12,984)	(8,191)
Other long-term liabilities	(7,579)	—
Redeemable noncontrolling interest (3)	(45,426)	—
Total purchase price allocation	$392,404	$62,801

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
The definite-lived intangible assets acquired during fiscal year 2023 were as follows:

	Noveprim Group	SAMDI Tech, Inc.
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$—	$23,400
Other intangible assets	9,500	9,670
Total definite-lived intangible assets	$9,500	$33,070

Weighted Average Amortization Life	(in years)
Client relationships	—	15
Other intangible assets	7	7
Total definite-lived intangible assets	7	12

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

Timing of Revenue Recognition:	2025	2024	2023
	(in thousands)
RMS
Services and products transferred over time	$389,091	$380,899	$377,947
Services and products transferred at a point in time	456,991	448,478	414,396
Total RMS revenue	846,082	829,377	792,343
DSA
Services and products transferred over time	2,400,414	2,446,751	2,611,564
Services and products transferred at a point in time	2,477	4,529	4,059
Total DSA revenue	2,402,891	2,451,280	2,615,623
Manufacturing
Services and products transferred over time	383,682	407,474	381,942
Services and products transferred at a point in time	382,727	361,858	339,501
Total Manufacturing revenue	766,409	769,332	721,443
Total revenue	$4,015,382	$4,049,989	$4,129,409
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	December 27, 2025	December 28, 2024
	(in thousands)
Assets from contracts with customers
Client receivables	$518,728	$527,705
Unbilled revenue	200,591	211,511
Total	719,319	739,216
Less: Allowance for credit losses	(10,463)	(18,301)
Trade receivables and contract assets, net	$708,856	$720,915

Liabilities from contracts with customers
Current deferred revenue	$210,418	$248,322
Long term deferred revenue (included in Other long-term liabilities)	45,632	34,291
Customer contract deposits (included in Other current liabilities)	106,599	89,446
Approximately 90% of unbilled revenue as of December 28, 2024, which was $212 million, was billed during fiscal year 2025. Approximately 90% of unbilled revenue as of December 30, 2023, which was $228 million, was billed during fiscal year 2024.
Approximately 80% of contract liabilities as of December 28, 2024, which was $283 million were recognized as revenue during fiscal year 2025. Approximately 80% of contract liabilities as of December 30, 2023, which was $273 million, were recognized as revenue during fiscal year 2024.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $43 million and $38 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying consolidated balance sheets as of December 27, 2025 and December 28, 2024, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Fiscal Year
	December 27, 2025	December 28, 2024	December 30, 2023
	(in thousands)
Beginning balance	$18,301	$25,722	$11,278
Provisions	6,062	14,774	18,225
Reductions	(13,900)	(22,195)	(3,781)
Ending balance	$10,463	$18,301	$25,722
Net provision expenses were $3.7 million, $12.9 million, and $18.2 million in fiscal years 2025, 2024, and 2023, respectively and include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 27, 2025. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of December 27, 2025 was $667.1 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.
Other Performance Obligations
As part of the Company’s service offerings, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year, and recorded within service revenue. The Company recognized $48.9 million, $69.0 million, and $93.1 million in lease revenue in fiscal years 2025, 2024, and 2023, respectively. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the consolidated financial statements.
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
The Company’s CODM evaluates the segments operating performance based on operating income (loss). Operating income (loss) is the measure of profit or loss regularly provided to and used by the CODM to assess performance and allocate resources. Operating income (loss) is defined as revenue less costs of revenue; selling, general, and administrative expenses; amortization of intangible assets; goodwill impairments; and intangible asset impairments. For each segment, the CODM uses operating income (loss) in the annual budgeting and quarterly forecasting process when comparing to actual results. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s CODM. The following table presents the results of operations by reportable segment:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year
	December 27, 2025	December 28, 2024	December 30, 2023

RMS
Revenue	$846,082	$829,377	$792,343
Cost of revenue (excluding amortization of intangible assets)	576,250	580,491	509,970
Selling, general and administrative	101,529	110,982	105,965
Amortization of intangible assets	21,736	23,493	21,742
Intangible asset impairment	102,000	—	—
Operating income	$44,567	$114,411	$154,666

DSA
Revenue	$2,402,891	$2,451,280	$2,615,623
Cost of revenue (excluding amortization of intangible assets)	1,686,017	1,697,166	1,675,472
Selling, general and administrative	239,767	249,097	263,770
Amortization of intangible assets	52,552	62,507	70,305
Operating income	$424,555	$442,510	$606,076

Manufacturing
Revenue	$766,409	$769,332	$721,443
Cost of revenue (excluding amortization of intangible assets)	429,840	440,511	441,411
Selling, general and administrative	142,101	132,803	146,311
Amortization of intangible assets	104,778	52,471	45,392
Intangible asset impairment	108,974	—	—
Goodwill impairment	165,000	215,000	—
Operating income (loss)	$(184,284)	$(71,453)	$88,329

Unallocated Corporate (1)
Selling, general and administrative	$259,676	$258,121	$231,810
Operating loss	$(259,676)	$(258,121)	$(231,810)

(1) Operating loss for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year
	December 27, 2025	December 28, 2024	December 30, 2023

Revenue
RMS	$846,082	$829,377	$792,343
DSA	2,402,891	2,451,280	2,615,623
Manufacturing	766,409	769,332	721,443
Total revenue	$4,015,382	$4,049,989	$4,129,409

Operating Income (Loss)
RMS	$44,567	$114,411	$154,666
DSA	424,555	442,510	606,076
Manufacturing	(184,284)	(71,453)	88,329
Segment operating income	284,838	485,468	849,071
Unallocated corporate	(259,676)	(258,121)	(231,810)
Operating income	$25,162	$227,347	$617,261
Other income (expense):
Interest income	4,940	8,575	5,196
Interest expense	(107,029)	(126,288)	(136,710)
Other income (expense), net	(22,576)	(16,520)	95,537
Income (loss) before income taxes	$(99,503)	$93,114	$581,284
Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Fiscal Year
2025	$38,838	$132,959	$41,427	$5,928	$219,152
2024	64,134	128,356	38,500	1,977	232,967
2023	52,819	204,891	58,134	2,684	318,528

Depreciation and amortization (1)
Fiscal Year
2025	$81,075	$174,030	$140,218	$7,989	$403,312
2024	73,812	191,126	89,964	6,839	361,741
2023	55,570	174,719	79,982	3,853	314,124
(1) Depreciation and amortization includes both inventory step up amortization expense and biological assets amortization expense.
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Fiscal Year
2025	$2,141,773	$1,102,696	$501,025	$205,023	$64,865	$4,015,382
2024	2,239,977	1,078,146	482,093	196,952	52,821	4,049,989
2023	2,347,486	1,076,937	487,305	200,833	16,848	4,129,409

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Fiscal Year
2025	$919,236	$468,638	$163,337	$61,814	$42,194	$1,655,219
2024	941,621	412,967	147,039	66,046	36,341	1,604,014
2023	964,176	407,375	157,483	74,605	36,102	1,639,741

(1) The Other category represents operations located in Brazil and Mauritius.
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year
	2025	2024	2023
	(in thousands)
Cash paid for interest	$101,718	$123,452	$132,101
Non-cash investing and financing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$46,144	$43,136	$69,139
Assets acquired under finance leases	40	3,214	—
Cash, cash equivalents and restricted cash is included in the accompanying balance sheets as follows:

	December 27, 2025	December 28, 2024
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$213,770	$194,606
Restricted cash included in Other current assets	666	9,538
Restricted cash included in Other assets	1,561	1,426
Cash, cash equivalents, and restricted cash, end of period	$215,997	$205,570
6. INVENTORY
The composition of inventories is as follows:

	December 27, 2025	December 28, 2024
	(in thousands)
Raw materials and supplies	$40,959	$43,041
Work in process	88,743	51,785
Finished products (1)	169,401	183,718
Inventories	$299,103	$278,544

(1) The inventory balance as of December 28, 2024 is net of a $27 million inventory write down associated with the carrying value of inventory associated with the February 16, 2023, Cambodia-sourced non-human primate matter. See Note 18. Commitments and Contingencies.

Inventory step up amortization expense incurred in fiscal year 2025 and 2024 was $24.5 million and $27.7 million, respectively. In fiscal 2023, the Company did not incur inventory step up amortization expense.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	December 27, 2025	December 28, 2024
	(in thousands)
Land	$72,022	$71,736
Buildings (1)	1,097,572	1,069,667
Machinery and equipment (1)	1,093,556	1,029,424
Leasehold improvements	438,230	438,746
Furniture and fixtures	27,873	30,413
Computer hardware and software (1)	284,913	268,032
Vehicles (1)	7,152	6,800
Construction in progress	171,604	143,306
Total	3,192,922	3,058,124
Less: Accumulated depreciation	(1,537,703)	(1,454,110)
Property, plant and equipment, net	$1,655,219	$1,604,014

(1) These balances include assets under finance leases. See Note 17. Leases.
As of December 27, 2025, the Company included approximately $20 million of certain property, plant and equipment, primarily related to corporate assets, as held for sale within Other assets on the consolidated balance sheets.
Depreciation expense in fiscal years 2025, 2024 and 2023 was $177.6 million, $190.2 million, and $176.7 million, respectively.
Change in estimated useful lives
The Company changed useful life estimates to better reflect the estimated periods during which these assets will remain in service, effective for fiscal 2025. The estimated useful lives of machinery and equipment, which was previously 5 years increased to 7 years, and building improvements which was previously 10 years increased to 15 years. The effect of this change in estimate during fiscal year 2025 reduced depreciation expense by $18.1 million, reduced the net loss available to Charles River Laboratories International, Inc. common shareholders by $14.3 million and reduced the basic and diluted loss per share by approximately $0.29.
8. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	December 27, 2025	December 28, 2024	December 30, 2023
	(in thousands)
Beginning balance	$116,561	$121,158	$129,012
Capital contributions	17,587	22,063	17,410
Distributions	(10,363)	(23,023)	(15,685)
Gains (losses) and (impairments)	(810)	(2,753)	(10,263)
Foreign currency translation	2,721	(884)	684
Ending balance	$125,696	$116,561	$121,158

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	December 27, 2025	December 28, 2024	December 30, 2023
	(in thousands)
Beginning balance	$101,789	$122,653	$182,590
Purchase of investments	4,641	6,421	34,028
Distributions	(2,845)	(6,432)	(9,381)
Gains (losses) and (impairments)	(24,101)	(19,935)	108,090
Reduction for acquisition of entities (1)	—	—	(197,753)
Foreign currency translation	1,792	(918)	5,079
Ending balance	$81,276	$101,789	$122,653

(1) Refer to Note 2 – Acquisitions for further discussion of the 2023 Noveprim and SAMDI acquisitions.
Gains (losses) and (impairments) in fiscal year 2025 and 2024 primarily relate to $17.4 million and $16.1 million of impairments associated with investments, which do not have readily determinable fair value and are accounted for under the measurement alternative.
9. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 27, 2025
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Other assets:
Life insurance policies	—	58,427	—	58,427
Total assets measured at fair value	$—	$58,427	$—	$58,427

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$30,000	$30,000
Total liabilities measured at fair value	$—	$—	$30,000	$30,000

	December 28, 2024
	Level 1	Level 2	Level 3	Total
Current assets measured at fair value:	(in thousands)
Cash equivalents	$—	$30	$—	$30
Other assets:
Life insurance policies	—	48,152	—	48,152
Total assets measured at fair value	$—	$48,182	$—	$48,182

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$25,000	$25,000
Other long-term liabilities measured at fair value:
Contingent consideration	—	—	24,311	24,311
Total liabilities measured at fair value	$—	$—	$49,311	$49,311
During fiscal years 2025 and 2024, there were no transfers between fair value levels.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Fiscal Year
	2025	2024	2023
	(in thousands)
Beginning balance	$49,311	$33,265	$13,431
Additions	—	—	33,265
Payments	(25,000)	—	(15,130)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	5,689	16,046	1,810
Foreign currency translation	—	—	(111)
Ending balance	$30,000	$49,311	$33,265
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, that incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $30 million, the full value of which is accrued as of December 27, 2025. As of December 27, 2025 the weighted average probability of achieving the maximum target is approximately 100%. The average volatility and weighted average cost of capital is approximately 20% and 8%, respectively.
Cash Flow Hedge
The Company is exposed to market fluctuations in interest rates as well as variability in foreign exchange rates. The Company had an interest rate swap with a notional amount of $500 million that matured in fiscal 2024 and was utilized to manage interest rate fluctuation related to floating rate borrowings under the revolving credit facility, at a fixed rate of 4.65%.
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

	December 27, 2025		December 28, 2024
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$493,800	$500,000	$473,750
3.75% Senior Notes due 2029	500,000	483,550	500,000	456,250
4.00% Senior Notes due 2031	500,000	474,050	500,000	441,250

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the changes in the carrying amount of the Company’s goodwill:

	RMS	DSA(1)	Manufacturing (2)	Total
	(in thousands)
December 30, 2023	$497,474	$1,662,434	$935,137	$3,095,045
Acquisitions	—	17,675	—	17,675
Impairment	—	—	(215,000)	(215,000)
Foreign exchange	(734)	(44,458)	(5,920)	(51,112)
December 28, 2024	496,740	1,635,651	714,217	2,846,608
Divestitures	—	(4,000)	—	(4,000)
Impairment	—	—	(165,000)	(165,000)
Foreign exchange	14,104	46,867	25,674	86,645
December 27, 2025	$510,844	$1,678,518	$574,891	$2,764,253
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
(2) Manufacturing includes accumulated impairment losses of $380 million, which were recognized in fiscal years 2024 and 2025.
As of the beginning of fiscal 2025, the Company has combined the Discovery Services and Safety Assessment reporting units into a single reporting unit consistent with recent changes to the DSA integrated operating structure.
The decrease in goodwill during fiscal year 2025 is primarily related to the $165.0 million impairment charge recognized in the Manufacturing reportable segment partially offset by the effect of foreign exchange. The decrease in goodwill during fiscal year 2024 is primarily related to the $215.0 million impairment charge recognized in the Manufacturing reportable segment and foreign exchange impacts; partially offset by measurement period adjustments related to the acquisition of Noveprim in the DSA reportable segment.
Annual Goodwill Impairment Assessment
Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts.
During the fourth quarter ended December 27, 2025, the Company performed the quantitative goodwill impairment test for our reporting units and upon completion, it was determined that the fair value of the Biologics Solutions reporting unit did not exceed its carrying value, resulting in a goodwill impairment charge of $165.0 million within the accompanying consolidated statements of income (loss). This was primarily attributable to a decline in its operating performance, resulting in a reduction to the long-range financial plan of the reporting unit, and evolving market information in the fourth quarter of 2025. The fair value of the Biologics Solutions reporting unit tested for impairment during 2025 was determined using a weighted combination of a discounted cash flow model (an income approach), and sales and earnings multiples based on the guideline public company method, and other market information (a market approach). The discounted cash flow model used to determine the fair value of the Biologics Solutions reporting unit reflected significant assumptions related to future revenue, a long term growth rate, operating income margins, and a discount rate based on a weighted-average cost of capital. Significant assumptions used in the market approach included earnings multiples, sales multiples, and other market information about the value of certain asset groups within the reporting unit. The Biologics Solutions reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs. The Company will continue to closely monitor future performance and any potential impacts on the value of the reporting unit. If the estimated future cash flows decrease below our current expectations, specifically as a result of lower revenue growth rates or operating income margins, or due to an increase of the weighted-average cost of capital, the fair value may further decrease resulting in an incremental material goodwill impairment.
Excluding the impairment charge associated with the Biologics Solutions reporting unit, the fiscal year 2025 annual impairment test indicated that goodwill was not impaired for any other reporting units.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2024 Goodwill Impairment Results from Triggering Events
In fiscal 2024, subsequent to the annual goodwill impairment test, a triggering event was identified for the Biologics Solutions reporting unit (part of the Manufacturing reporting segment) which has goodwill assigned to it. This resulted from a loss of key customers, ultimately resulting in a reduction in Biologics Solutions’ long range financial outlook. In response, management conducted a quantitative impairment test for goodwill to determine if the goodwill in the Biologics Solutions reporting unit was impaired. The fair value of the Biologics Solutions reporting unit was determined by using a weighted combination of a market-based approach and an income approach. Under the market-based approach, the Company utilized entity specific information about the reporting unit as well as publicly available industry information to determine key assumptions including earnings multiples and sales multiples. Under the income approach, fair value was determined based on the estimated future cash flows of the reporting unit which includes key assumptions for future revenue, long term growth rates, and operating income margins, discounted by an estimated weighted-average cost of capital. The Biologics Solutions reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Upon completion of the quantitative impairment test, it was determined that the fair value of the reporting unit did not exceed its carrying value. As a result, the Company recognized a goodwill impairment charge of $215.0 million within the accompanying consolidated statements of income (loss). Excluding the impairment charge associated with the Biologics Solutions reporting unit, the fiscal year 2024 annual impairment test indicated that goodwill was not impaired for any other reporting units.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	December 27, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$1,325,779	$(1,016,198)	$309,581	$1,505,871	$(823,903)	$681,968
Technology	142,084	(124,172)	17,912	139,335	(116,536)	22,799
Trademarks and trade names	8,882	(6,869)	2,013	11,827	(5,630)	6,197
Other	21,052	(10,563)	10,489	39,819	(27,383)	12,436
Intangible assets	$1,497,797	$(1,157,802)	$339,995	$1,696,852	$(973,452)	$723,400
The decrease in intangible assets, net during fiscal year 2025 related primarily to normal amortization over the useful lives, a $211.0 million impairment charge (noted below), and accelerated amortization of certain client relationships (noted below). Amortization expense of definite-lived intangible assets for fiscal years 2025, 2024 and 2023 was $179.1 million, $138.5 million and $137.4 million, respectively.
During the fourth quarter ended December 27, 2025, prior to the annual Goodwill Impairment Assessment, a triggering event was identified impacting the Cell Solutions, CDMO Cell Therapy, and CDMO Gene Therapy asset groups due to a decline in operating performance in fiscal year 2025, resulting in a reduction in the asset groups’ long range financial outlook, and evolving market information about these asset groups identified in the fourth quarter of fiscal year 2025. Cell Solutions is presented within the RMS reportable segment, while CDMO Cell Therapy and CDMO Gene Therapy are presented within the Manufacturing reportable segment. In response, the Company conducted a recoverability test for each asset group, based on an estimate of undiscounted future cash flows for various recoverability scenarios, to determine if the asset groups were impaired. Upon completion of the recoverability test, it was determined that the probability-weighted undiscounted cash flows of the CDMO Cell Therapy asset group exceeded its carrying value. The Cell Solutions and CDMO Gene Therapy asset groups probability-weighted undiscounted cash flows did not exceed their carrying value, resulting in the Company recording an intangible asset impairment charge related to client relationships and trade names of approximately $211.0 million within the accompanying consolidated statements of income (loss). Additionally, the Company recorded impairment charges of approximately $8.0 million to Property, plant, and equipment, net and Operating lease right-of-use assets, net, recognized in the Company’s consolidated statements of income (loss) as a component of selling, general and administrative expenses. The fair value of the Cell Solutions and CDMO Gene Therapy asset groups were determined using a market approach by using other market information about the value of these asset groups.
During the fourth quarter ended December 28, 2024, a triggering event was identified for the CDMO Cell Therapy asset group within the Biologics Solutions business, part of the Manufacturing reportable segment, as there was a loss of key customers, resulting in a significant reduction in cash flows. The Company concluded that there were no impairments to the long-lived asset group, which includes client relationships. However, the remaining useful life of the client relationships was reduced. As a result of the decrease in the remaining useful life, $9.4 million of accelerated amortization was recognized within the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accompanying consolidated statements of income (loss). The remaining value of these client relationships was $75.9 million and was amortized over the remaining useful life of approximately 6 months in fiscal year 2025.
As of December 27, 2025, estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
2026	$70,048
2027	$61,308
2028	$53,705
2029	$49,085
2030	$33,869
11. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	December 27, 2025	December 28, 2024
	(in thousands)
Revolving credit facility	$616,503	$714,948
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	7,842	15,603
Finance leases	27,876	28,444
Total debt and finance leases	2,152,221	2,258,995
Less:
Current portion of long-term debt	166	155
Current portion of finance leases	3,228	2,774
Current portion of long-term debt and finance leases	3,394	2,929
Long-term debt and finance leases	2,148,827	2,256,066
Debt discount and debt issuance costs	(12,467)	(15,861)
Long-term debt, net and finance leases	$2,136,360	$2,240,205
As of December 27, 2025 and December 28, 2024, the weighted average interest rate on the Company’s debt was 4.05% and 4.48%, respectively.
Revolving Credit Facility
In fiscal 2024, the Company modified its revolving credit facility “Credit Facility”. The Credit Facility provides for up to $2.0 billion (reduced from $3.0 billion) and has a maturity date of December 2029 (previously April 2026), with no required scheduled payment before that date. The terms of the Credit Facility are substantially the same with the interest rates equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio.
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness plus principal outstanding in connection with any permitted receivables financing to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.25 to 1.0. As of December 27, 2025, the Company was compliant with all financial covenants under the Credit Facility. The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company concluded that the transaction represented a modification of existing debt and capitalized approximately $5.0 million of debt issuance costs incurred as a reduction to total outstanding debt in fiscal 2024.
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
Principal Maturities
Principal maturities of existing debt for the periods set forth in the table below are as follows:

Fiscal Year	Principal
(in thousands)
2026	$1,334
2027	1,549
2028	501,323
2029	1,117,807
2030	501,167
Thereafter	1,165
Total	$2,124,345
Letters of Credit
As of December 27, 2025 and December 28, 2024, the Company had $22.0 million and $22.4 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EQUITY AND NONCONTROLLING INTERESTS
Earnings (Loss) Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings (loss) per share:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Numerator:
Net income (loss)	$(142,163)	$25,291	$480,370
Less: Net income attributable to noncontrolling interests	2,175	3,088	5,746
Net income (loss) attributable to Charles River Laboratories International, Inc.	$(144,338)	$22,203	$474,624

Calculation of net income (loss) per share attributable to Charles River Laboratories International, Inc. common shareholders
Net income (loss) attributable to Charles River Laboratories International, Inc.	$(144,338)	$22,203	$474,624
Less: Incremental dividends attributed to noncontrolling interest holders (1)	—	11,906	—
Net income (loss) available to Charles River Laboratories International, Inc. common shareholders	$(144,338)	$10,297	$474,624

Denominator:
Weighted-average shares outstanding - Basic	49,564	51,380	51,227
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	—	248	224
Weighted-average shares outstanding - Diluted	49,564	51,628	51,451

Anti-dilutive common stock equivalents (2)(3)	918	530	652
(1) Represents incremental declared dividends attributable to Noveprim noncontrolling interest holders who are entitled to preferential dividends for fiscal year 2024.
(2) Anti-dilutive common stock equivalents represent amounts outstanding related to employee stock options, RSUs and PSUs for all periods presented.
(3) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
In fiscal year 2025, the Company repurchased 2.1 million shares of common stock for $350.0 million under the prior stock repurchase program. On October 29, 2025, the Company’s Board of Directors approved a new stock repurchase authorization of $1.0 billion. This new authorization replaces the prior stock repurchase authorization of $1.0 billion that had $549.3 million remaining on the plan when it was terminated.
As of December 27, 2025, the Company had $1.0 billion remaining on the current authorized stock repurchase program. As of December 28, 2024, the Company had $899.3 million remaining on the prior authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired shares of 0.1 million in fiscal years 2025 and 2024, for $10.1 million and $18.5 million, respectively, from such netting.
Prior to the end of fiscal years 2025, 2024 and 2023, the Company’s Board of Directors approved the cancellation and return to the Company’s authorized and unissued capital stock, reducing treasury stock on the Company’s consolidated balance sheet. The Company allocated the excess of the repurchase price over the par value of shares acquired to reduce both retained earnings and additional paid-in capital.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment(1)	Pension and Other Post-Retirement Benefit Plans	Net Unrealized Gain (Loss) on Cash Flow Hedge	Total
	(in thousands)
December 31, 2022	$(217,785)	$(43,114)	$(1,158)	$(262,057)
Other comprehensive (loss) income before reclassifications	71,851	(5,376)	2,490	68,965
Amounts reclassified from accumulated other comprehensive income (loss)	—	736	—	736
Net current period other comprehensive (loss) income	71,851	(4,640)	2,490	69,701
Income tax (benefit) expense	4,065	(587)	593	4,071
December 30, 2023	(149,999)	(47,167)	739	(196,427)
Other comprehensive loss before reclassifications	(127,261)	(12,190)	(966)	(140,417)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,596	—	1,596
Net current period other comprehensive loss	(127,261)	(10,594)	(966)	(138,821)
Income tax benefit	(15,789)	(1,887)	(227)	(17,903)
December 28, 2024	(261,471)	(55,874)	—	(317,345)
Other comprehensive income before reclassifications	170,337	5,626	—	175,963
Amounts reclassified from accumulated other comprehensive income	—	1,186	—	1,186
Net current period other comprehensive income	170,337	6,812	—	177,149
Income tax expense	29,033	2,554	—	31,587
December 27, 2025	$(120,167)	$(51,616)	$—	$(171,783)
(1) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications was primarily due to the effect of changes in foreign currency exchange rates of the Euro, Great British Pound, Canadian Dollar, Hungarian Forint, Mauritian Rupee, and Chinese Yuan.

Redeemable Noncontrolling Interests
During fiscal years 2025, 2024, and 2023, the Company held several redeemable noncontrolling interests. Since the Company has the right to purchase, and the noncontrolling interest holders have the right to require the Company to purchase the remaining interest, which represents a derivative embedded within the equity instrument, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities.
The redeemable noncontrolling interests are measured at the greater of (i) the redemption amount or (ii) the historical value resulting from the original acquisition date fair value, increased or decreased for the noncontrolling interest’s share of net income (loss), equity capital contributions and distributions. The fair value of the redeemable noncontrolling interest is determined using the income approach, with key assumptions being projected cash flows and discount rates based on market participant’s weighted average cost of capital. To the extent redemption value exceeds carrying value, adjustments are recorded to additional paid-in capital, with any cumulative excess of redemption value over fair value recorded in retained earnings, which impacts net income (loss) available to common shareholders used in the calculation of earnings (loss) per common share.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of December 27, 2025, the redemption value of $41.3 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $6.4 million for the twelve months ended December 27, 2025. As of December 28, 2024, the redemption value of $41.1 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $7.9 million for the twelve months ended December 28, 2024. Additionally, during fiscal year 2024 the 10% noncontrolling interest holders received a dividend disproportionate to their equity ownership, of which the fair value of $8.0 million as of the acquisition date was recorded within the redeemable noncontrolling interest. In fiscal year 2024, incremental dividends based on Noveprim statutory net income attributed to the redeemable noncontrolling interest holders of $11.9 million reduced net income (loss) available to common shareholders used in the calculation of earnings (loss) per common share.
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
Vital River
The Company held a 92% ownership interest in Vital River, a commercial provider of research models and related services in China as of December 31, 2022. The Company had the right to purchase, and the noncontrolling interest holders had the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor. The amount that the Company could be required to pay to purchase the remaining 8% equity interest was not limited. During fiscal year 2023, the Company acquired the remaining 8% and paid $4.8 million of the total $24.4 million due. The remaining purchase price payable of $19.1 million was included in Accrued liabilities within the Company’s consolidated balance sheet as of December 28, 2024 and was paid during the first quarter of fiscal 2025.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying consolidated balance sheets. The activity within the nonredeemable noncontrolling interest (net income less dividends declared) during fiscal years 2025, 2024, and 2023 was not material.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. INCOME TAXES
The components of income from operations before income taxes and the related provision for income taxes are presented below:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Income (loss) before income taxes:
U.S.	$(290,645)	$(290,308)	$185,667
Non-U.S.	191,142	383,422	395,617
Total income (loss) before income taxes	$(99,503)	$93,114	$581,284
Income tax provision (benefit):
Current:
Federal	$10,872	$36,349	$49,090
Foreign	97,428	86,493	85,356
State	9,729	12,175	17,817
Total current	118,029	135,017	152,263
Deferred:
Federal	(40,755)	(50,555)	(42,987)
Foreign	(22,415)	(6,922)	779
State	(12,199)	(9,717)	(9,141)
Total deferred	(75,369)	(67,194)	(51,349)
Total provision for income taxes	$42,660	$67,823	$100,914
Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year
	2025
	(in thousands)
U.S. federal statutory tax rate	(20,896)	21.0%
State and local income taxes, net of federal income tax effect (1)	(4,653)	4.7%
Effect of cross-border tax laws
Global intangible low-taxed income, net of foreign tax credits	6,284	(6.3)%
Other	17	—%
Tax credits
Research and development credit	(2,721)	2.7%
Change in valuation allowance	2,040	(2.1)%
Nontaxable or nondeductible Items
Stock-based compensation	4,468	(4.5)%
Goodwill impairment	8,032	(8.1)%
Nondeductible compensation	4,961	(5.0)%
Impact of acquisition and restructuring	5,541	(5.6)%
Other	3,888	(3.5)%
Foreign tax effects
Canada
Effect of rates different than statutory	(9,790)	9.8%
Tax on unremitted earnings	6,946	(7.0)%
Research and development credit	(23,230)	23.3%
Local income taxes	22,182	(22.3)%
Other	(31)	—%
China

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of rates different than statutory	(3,212)	3.2%
Tax on unremitted earnings	2,320	(2.3)%
Other	765	(0.8)%
France
Effect of rates different than statutory	4,186	(4.2)%
Research and development credit	(2,785)	2.8%
Other	385	(0.4)%
Germany
Local income taxes	2,376	(2.4)%
Other	(118)	0.1%
Ireland
Effect of rates different than statutory	(2,534)	2.5%
Other	1,077	(1.1)%
Luxembourg
Change in valuation allowance	(13,172)	13.2%
Enactment of new tax laws	13,172	(13.2)%
Other	11	—%
Mauritius
Effect of rates different than statutory	(1,875)	1.9%
Enactment of new tax laws	3,154	(3.2)%
Foreign local taxes - Qualified domestic minimum top-up tax	3,514	(3.5)%
Other	(342)	0.3%
United Kingdom
Change in valuation allowance	9,188	(9.2)%
Effect of rates different than statutory	(5,991)	6.0%
Goodwill impairment	31,126	(31.3)%
Impact of acquisition and restructuring	1,847	(1.9)%
Other	(841)	0.8%
Other foreign jurisdictions	33	—%
Changes in unrecognized tax benefits	(2,662)	2.7%
Income tax expense and effective tax rate	42,660	(42.9)%
(1) State and local taxes in Massachusetts, Maryland, Ashland, Ohio and California made up the majority of the tax effect in this category.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year
	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
Foreign tax rate differences	11.1	1.5
State income taxes, net of federal tax benefit	(1.2)	1.7
Nondeductible compensation	5.2	0.8
Research tax credits and enhanced deductions	(29.3)	(5.0)
Stock-based compensation	2.6	(0.1)
Enacted tax rate changes	3.0	(0.1)
Tax on unremitted earnings	10.7	1.7
Impact of tax uncertainties	0.6	(0.3)
Impact of acquisitions and restructuring	1.3	(4.2)
Net operating loss deferred tax asset recognition, net of valuation allowance (NOL DTA)	(0.9)	0.2
Global intangible low-taxed income	6.3	1.5
Foreign-derived intangible income	(7.6)	(1.4)
Goodwill impairment	48.5	—
Foreign local tax	1.6	0.7
Other	(0.1)	(0.6)
Effective income tax rate	72.8%	17.4%
The components of deferred tax assets and liabilities are as follows:

	December 27, 2025	December 28, 2024
	(in thousands)
Deferred tax assets:
Compensation	$37,001	$34,932
Accruals and reserves	11,531	17,523
Net operating loss and credit carryforwards	369,267	348,228
Operating lease liability	121,529	132,388
Capitalized R&D expenditures	27,795	46,247
Other	34,217	25,133
Valuation allowance	(323,325)	(286,771)
Total deferred tax assets	278,015	317,680
Deferred tax liabilities:
Goodwill and other intangibles	(104,863)	(198,103)
Depreciation related	(43,454)	(41,481)
Tax on unremitted earnings	(38,759)	(11,622)
Right-of-use assets	(99,371)	(113,631)
Other	(19,437)	(17,624)
Total deferred tax liabilities	(305,884)	(382,461)
Net deferred taxes	$(27,869)	$(64,781)
The Company has recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. Exceptions primarily relate to deferred tax assets for net operating losses in Luxembourg, U.K., Sweden, China, state research and development tax credits, certain capital losses, and fixed assets in the U.K. and Ireland.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income taxes paid (net of refunds received) in fiscal 2025 are as follows:

Fiscal Year
2025
(in thousands)
Federal	$42,288
State and local
Massachusetts	8,084
All other states	9,989
Foreign
Canada	22,958
Netherlands	6,950
China	8,420
All other	20,955
Total income taxes paid (net of refunds received)	$119,644
Income taxes paid (net of refunds received) in fiscal 2024 and fiscal 2023 were $126.1 million and $90.4 million, respectively.
A reconciliation of the Company’s beginning and ending valuation allowance are as follows:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Beginning balance	$286,771	$304,248	$294,753
Additions (reductions) charged to income tax provision, net	13,106	965	963
Reductions due to divestitures, restructuring	—	(1,877)	—
Enacted tax law changes	(12,937)	—	—
Currency translation and other	36,385	(16,565)	8,532
Ending balance	$323,325	$286,771	$304,248
As of December 27, 2025, the Company had tax-effected deferred tax assets for net operating loss carryforwards of $332.5 million, as compared to $311.7 million as of December 28, 2024. Of this amount, $29.7 million are definite-lived and begin to expire in 2027, and the remainder of $302.8 million can be carried forward indefinitely. The Company has deferred tax assets for tax credit carryforwards of $36.6 million. The entire $36.6 million are definite-lived and begin to expire after 2039. Additionally, the Company records a benefit to operating income for research and development and other credits in Quebec, France, the Netherlands, and the U.K. related to its DSA facilities.
A reconciliation of the Company’s beginning and ending unrecognized income tax benefits is as follows:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Beginning balance	$25,040	$22,702	$23,242
Additions to tax positions for current year	2,342	2,649	3,093
Additions to tax positions for prior years	3,887	852	721
Reductions to tax positions for prior years	(1,352)	(801)	(4,058)
Expiration of statute of limitations	(3,400)	(362)	(296)
Ending balance	$26,517	$25,040	$22,702
The $1.5 million increase in unrecognized income tax benefits during fiscal year 2025 as compared to the corresponding period in fiscal year 2024 is primarily attributable to an additional year of Canadian Scientific Research and Experimental Development (SR&ED) credit additions and unfavorable foreign exchange movement, offset by statute of limitations lapse on tax group termination and R&D credits. The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $21.8 million as of December 27, 2025 and $22.0 million as of December 28, 2024. The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of cumulative accrued interest related to unrecognized income tax benefits as of December 27, 2025 and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2024 was $2.2 million and $2.0 million, respectively. Interest expense recorded as a component of income taxes was immaterial for all periods. There were no accrued penalties related to unrecognized income tax benefits as of December 27, 2025 or as of December 28, 2024.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2020.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, France, Israel, Ireland, Singapore, and India. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.
Prepaid income tax of $119.9 million and $83.0 million has been presented within Other current assets in the accompanying consolidated balance sheets as of December 27, 2025 and December 28, 2024, respectively. Accrued income taxes of $39.0 million and $31.9 million have been presented within Other current liabilities in the accompanying consolidated balance sheets as of December 27, 2025 and December 28, 2024, respectively.
14. EMPLOYEE BENEFIT PLANS
Pension Plans
The Charles River Pension Plan (U.K. Pension Plan) is a defined contribution and defined benefit pension plan covering certain U.K. employees. Benefits are based on participants’ final pensionable salary and years of service. Participants’ rights vest immediately. The plan was previously amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary. Additionally, the U.K. Pension Plan was amended such that the members of the defined benefit section of the plan ceased to accrue additional benefits; however, their benefits continue to be adjusted for changes in their final pensionable salary or a specified inflation index, as applicable. During fiscal 2025, the Company made no contributions to the U.K. Pension Plan. As of fiscal 2025 year-end, this plan was in a funded status of $36.3 million.
In addition, the Company has several defined benefit plans in certain other countries in which it maintains an operating presence, including Canada, France, Germany, Italy, Mauritius, Netherlands, and Japan.
The net periodic benefit cost (income) associated with these plans for fiscal years 2025, 2024 and 2023 totaled $4.2 million, $4.8 million and $2.8 million, respectively.
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
The net periodic benefit cost associated with these plans for fiscal years 2025, 2024 and 2023 totaled $3.4 million, $3.0 million and $2.8 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has invested in several corporate-owned key-person life insurance policies with the intention of using these investments to fund the ESLIRP and the DCP. Participants have no interest in any such investments. As of December 27, 2025 and December 28, 2024, the cash surrender value of these life insurance policies were $66.3 million and $55.8 million, respectively.
The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension, DCP, and ESLIRP plans:

	December 27, 2025	December 28, 2024
	(in thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$215,959	$224,875
Service cost	3,185	2,807
Interest cost	11,198	10,417
Other	29	—
Benefit payments	(7,225)	(8,034)
Curtailment	—	(7)
Settlements	—	(74)
Actuarial gain	(8,313)	(10,667)
Effect of foreign exchange	13,503	(3,358)
Benefit obligation at end of year	$228,336	$215,959
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$182,647	$203,657
Actual return on plan assets	4,839	(15,713)
Employer contributions	1,991	5,496
Settlements	—	(74)
Other	14	—
Benefit payments	(7,225)	(8,034)
Effect of foreign exchange	13,900	(2,685)
Fair value of plan assets at end of year	$196,166	$182,647

Net balance sheet liability	$32,170	$33,312

Amounts recognized in balance sheet:
Noncurrent assets	$37,256	$31,628
Current liabilities	48,006	873
Noncurrent liabilities	21,420	64,067

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Actuarial gains and losses are driven by changes in economic assumptions, principally discount rates. Amounts recognized in accumulated other comprehensive loss related to the Company’s pension, DCP, and ESLIRP plans are as follows:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Net actuarial loss	$63,002	$69,340	$58,855
Net prior service cost (credit)	(129)	(125)	(121)
Net amount recognized	$62,873	$69,215	$58,734
The accumulated benefit obligation and fair value of plan assets for the Company’s pension, DCP, and ESLIRP plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 27, 2025	December 28, 2024
	(in thousands)
Accumulated benefit obligation	$65,240	$59,920
Fair value of plan assets	3,569	2,901
The projected benefit obligation and fair value of plan assets for the Company’s pension, DCP, and ESLIRP plans with projected benefit obligations in excess of plan assets are as follows:

	December 27, 2025	December 28, 2024
	(in thousands)
Projected benefit obligation	$73,765	$68,487
Fair value of plan assets	4,339	3,548
Components of total benefit cost for the Company’s pension, DCP, and ESLIRP plans are as follows:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Service cost	$3,185	$2,807	$2,474
Interest cost	11,198	10,417	9,941
Expected return on plan assets	(8,026)	(7,077)	(7,556)
Amortization of prior service credit	4	4	(464)
Amortization of net loss	1,212	1,632	1,231
Total benefit cost	$7,573	$7,783	$5,626
Assumptions
Weighted-average assumptions used to determine projected benefit obligations are as follows:

	December 27, 2025	December 28, 2024
Discount rate	5.1%	5.2%
Rate of compensation increase	3.1%	3.2%
The discount rate reflects the rate the Company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	December 27, 2025	December 28, 2024	December 30, 2023
Discount rate	5.2%	4.7%	4.8%
Expected long-term return on plan assets	4.4%	3.5%	3.9%
Rate of compensation increase	3.2%	3.1%	3.2%
In fiscal year 2023, new mortality improvement scales were issued in the U.S. and the United Kingdom (U.K.) reflecting a decline in longevity projection from previous releases the Company adopted, which decreased the Company’s benefit

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations by $3.5 million as of December 30, 2023. There were no new mortality improvement scales issued in fiscal 2025 or 2024.
Plan Assets
The Company invests its pension assets with the objective of achieving a total long-term rate of return sufficient to fund future pension obligations and to minimize future pension contributions. The Company is willing to tolerate a commensurate level of risk to achieve this objective. The Company controls its risk by maintaining a diversified portfolio of asset classes. Plan assets did not include any of the Company’s common stock as of December 27, 2025 or December 28, 2024. The weighted-average target asset allocations are 1.5% to equity securities, 93.2% to fixed income securities, and 5.3% to other securities.
The fair value of the Company’s pension plan assets by asset category are as follows:

	December 27, 2025				December 28, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$922	$29	$—	$951	$2,406	$25	$—	$2,431
Equity securities (1)	—	2,927	—	2,927	—	11,962	—	11,962
Debt securities (2)	—	183,758	—	183,758	—	126,965	—	126,965
Mutual funds (3)	7,234	—	—	7,234	8,507	11,080	—	19,587
Other (4)	—	1,296	—	1,296	—	21,645	57	21,702
Total	$8,156	$188,010	$—	$196,166	$10,913	$171,677	$57	$182,647

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
During fiscal year 2025, the Company contributed $0.2 million to the pension plans and expects to make $2.0 million of contributions in fiscal year 2026. During fiscal year 2025, the Company paid $1.8 million directly to certain participants outside of plan assets.
Expected benefit payments are estimated using the same assumptions used in determining the Company’s benefit obligation as of 2025. Benefit payments will depend on future employment and compensation levels, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Subsequent to fiscal year 2025, the Company’s Chief Executive Officer, James C. Foster, announced his retirement. In connection with this announcement, his associated balance within the Company’s DCP will be paid in fiscal 2026.
Estimated future benefit payments during the next five years and in the aggregate for fiscal years 2031 through 2035, are as follows.

Fiscal Year	Pension Plans
(in thousands)
2026	$56,820
2027	7,735
2028	8,435
2029	9,848
2030	11,036
2031-2035	62,882
Charles River Laboratories Employee Savings Plan
The Charles River Laboratories Employee Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all U.S. employees are eligible to participate upon employment. The plan contains a provision whereby the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company matches a percentage of employee contributions. During fiscal years 2025, 2024, and 2023, the costs associated with this defined contribution plan totaled $26.9 million, $30.9 million, and $31.6 million, respectively.
15. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors are granted stock-based awards such as stock options, RSUs, and PSUs.
During fiscal years 2025, 2024, and 2023, the primary share-based awards and their general terms and conditions are as follows:
•Stock options, which entitle the holder to purchase a specified number of shares of common stock at an exercise price equal to the closing market price of common stock on the date of grant; typically vest over 4 years; and typically expire 10 years from date of grant.
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
As of December 27, 2025, approximately 2.2 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards with newly issued shares. The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Cost of revenue	$16,715	$15,658	$15,052
Selling, general and administrative	54,368	54,233	56,996
Stock-based compensation, before income taxes	71,083	69,891	72,048
Provision for income taxes	(11,083)	(10,487)	(10,907)
Stock-based compensation, net of income taxes	$60,000	$59,404	$61,141
No stock-based compensation related costs were capitalized in fiscal years 2025, 2024, and 2023.
Stock Options
The following table summarizes stock option activity under the Company’s stock-based compensation plans:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 28, 2024	710	$231.19
Options granted	21	$135.00
Options exercised	(1)	$179.66
Options canceled	(40)	$235.95
Options outstanding as of December 27, 2025	690	$228.10	6.22	$6,599
Options exercisable as of December 27, 2025	518	$236.41	5.68	$4,699
Options vested and expected to vest as of December 27, 2025	690	$228.10	6.22	$6,599

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year
	2025	2024	2023
Expected life (in years)	5.5	6.0	6.0
Expected volatility	43%	37%	36%
Risk-free interest rate	4.1%	4.4%	3.8%
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of stock options granted was $61.63, $92.21, and $80.98 for fiscal years 2025, 2024, and 2023, respectively.
As of December 27, 2025, the unrecognized compensation cost related to unvested stock options expected to vest was $5.9 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 1.5 years.
The total intrinsic value of options exercised during fiscal years 2025, 2024, and 2023 was less than $0.1 million, $12.8 million, and $18.2 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.
Restricted Stock Units
The following table summarizes the restricted stock units activity for fiscal year 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 28, 2024	494	$211.59
Granted	423	$137.19
Vested	(152)	$221.48
Canceled	(61)	$191.67
December 27, 2025	704	$166.46
As of December 27, 2025, the unrecognized compensation cost related to shares of unvested RSUs expected to vest was $77.8 million, which is expected to be recognized over an estimated weighted-average amortization period of 2.4 years. The total fair value of RSU grants that vested during fiscal years 2025, 2024, and 2023 was $33.7 million, $33.7 million, and $28.4 million, respectively.
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
The Company utilizes a Monte Carlo simulation valuation model to value these awards. Information pertaining to the Company’s PSUs and the related estimated weighted-average assumptions used to calculate their fair value were as follows:

	Fiscal Year
	2025	2024	2023
	(shares in thousands)
PSUs granted	223	136	146
Weighted average grant date fair value	$131.08	$213.99	$204.40
Key assumptions:
Expected volatility	45%	37%	37%
Risk-free interest rate	3.8%	4.7%	4.2%
Expected dividend yield	0%	0%	0%
Total shareholder return of 20-trading day average stock price on grant date	(29.3)%	(5.8)%	(9.8)%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The maximum number of common shares to be issued upon vesting of PSUs is 0.4 million. For fiscal years 2025, 2024, and 2023, the Company recognized stock-based compensation related to PSUs of $24.8 million, $22.4 million, and $28.1 million, respectively. The total fair value of PSUs that vested during fiscal years 2025, 2024, and 2023 was $30.0 million, $19.4 million, and $34.4 million, respectively.
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
The following table presents restructuring costs by reportable segment:

	Fiscal Year
	2025	2024	2023
	(in thousands)
RMS	$18,711	$43,912	$3,479
DSA	51,680	39,344	16,176
Manufacturing	18,256	12,874	9,138
Unallocated corporate	11,167	10,855	889
Total	$99,814	$106,985	$29,682
The following table presents restructuring costs as included within the Company’s consolidated statements of income (loss) for fiscal years 2025, 2024 and 2023:

	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Twelve Months Ended December 27, 2025
Cost of services provided (excluding amortization of intangible assets)	$12,164	$57,112	$69,276
Cost of products sold (excluding amortization of intangible assets)	3,085	9,003	12,088
Selling, general and administrative	13,761	4,689	18,450
Total restructuring costs	$29,010	$70,804	$99,814

Twelve Months Ended December 28, 2024
Cost of services provided (excluding amortization of intangible assets)	$28,348	$26,643	$54,991
Cost of products sold (excluding amortization of intangible assets)	2,786	18,348	21,134
Selling, general and administrative	23,051	7,809	30,860
Total restructuring costs	$54,185	$52,800	$106,985

Twelve Months Ended December 30, 2023
Cost of services provided (excluding amortization of intangible assets)	$7,408	$14,812	$22,220
Cost of products sold (excluding amortization of intangible assets)	1,146	3,262	4,408
Selling, general and administrative	3,054	—	3,054
Total restructuring costs	$11,608	$18,074	$29,682

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Rollforward of Restructuring Activities
The following table provides a rollforward for all of the Company’s severance and transition costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Twelve Months Ended December 30, 2023
Beginning balance	$356	$—	$944	$1,300
Expense	11,608	15,543	2,531	29,682
Payments / utilization	(7,800)	—	(1,843)	(9,643)
Other non-cash adjustments	—	(15,543)	(757)	(16,300)
Foreign currency adjustments	11	—	—	11
Ending Balance	$4,175	$—	$875	$5,050

Twelve Months Ended December 28, 2024
Beginning balance	$4,175	$—	$875	$5,050
Expense	54,185	40,914	11,886	106,985
Payments / utilization	(33,618)	—	(9,721)	(43,339)
Other non-cash adjustments	—	(40,914)	(2,165)	(43,079)
Foreign currency adjustments	(273)	—	—	(273)
Ending Balance	$24,469	$—	$875	$25,344

Twelve Months Ended December 27, 2025
Beginning balance	$24,469	$—	$875	$25,344
Expense	29,010	39,936	30,868	99,814
Payments / utilization	(30,814)	—	(27,651)	(58,465)
Other non-cash adjustments	—	(39,936)	(4,092)	(44,028)
Foreign currency adjustments	340	—	—	340
Ending Balance	$23,005	$—	$—	$23,005
As of December 27, 2025 and December 28, 2024, $23.0 million and $25.3 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

	December 27, 2025	December 28, 2024
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$361,415	$412,490

Other current liabilities	$57,663	$54,159
Operating lease right-of-use liabilities	434,048	483,789
Total operating lease liabilities	$491,711	$537,948

Finance leases
Property, plant and equipment, net	$24,664	$28,900

Current portion of long-term debt and finance leases	$3,228	$2,774
Long-term debt, net and finance leases	24,648	25,670
Total finance lease liabilities	$27,876	$28,444
The following table presents the components of operating and finance lease costs within the Company’s consolidated statements of income (loss):

	Fiscal Year
	2025	2024	2023
	(in thousands)
Operating lease costs	$70,800	$71,058	$65,380
Finance lease costs:
Amortization of right-of-use assets	3,084	3,111	2,745
Interest on lease liabilities	1,391	1,548	1,477
Short-term lease costs	1,322	3,904	3,581
Variable lease costs	40,134	29,192	22,159
Sublease income	(2,804)	(2,156)	(2,067)
Total lease costs	$113,927	$106,657	$93,275

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other information related to leases was as follows:
Supplemental cash flow information

	Fiscal Year
	2025	2024	2023
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78,730	$74,732	$60,239
Operating cash flows from finance leases	1,449	1,529	1,476
Finance cash flows from finance leases	3,591	2,917	2,297

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$10,483	$114,740	$75,987
Right-of-use lease assets obtained in exchange for new finance lease liabilities	40	3,214	—
Lease term and discount rate

	December 27, 2025	December 28, 2024	December 30, 2023
Weighted-average remaining lease term (in years)
Operating lease	8.8	9.5	9.6
Finance lease	10.8	11.4	12.7
Weighted-average discount rate
Operating lease	5.1%	5.1%	4.7%
Finance lease	5.4%	5.3%	5.3%
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
As of December 27, 2025, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2026	$80,710	$4,585
2027	79,099	3,907
2028	72,608	3,903
2029	66,566	3,235
2030	62,808	3,136
Thereafter	258,107	18,222
Total minimum future lease payments	619,898	36,988
Less: Imputed interest	128,187	9,112
Total lease liabilities	$491,711	$27,876
Total minimum future lease payments (relating to an operating lease) of approximately $7 million for a lease that has not commenced as of December 27, 2025, as the Company does not yet control the underlying asset, are not included in the consolidated financial statements. This lease is expected to commence in fiscal year 2026 with a lease term of approximately 13 years.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. COMMITMENTS AND CONTINGENCIES
Insurance
The Company maintains certain insurance policies that maintain large deductibles up to approximately $2 million, some with or without stop-loss limits, depending on market availability. Insurance policies at certain locations are based on a percentage of the insured assets, for which deductibles for certain property may exceed $15.0 million in the event of a catastrophic event. In addition, the Company purchased representation and warranty insurance in support of some acquisitions, in which deductibles could reach $4.4 million.
Litigation
On February 17, 2023, the Company received a grand jury subpoena requesting certain documents related to an investigation by the U.S. Department of Justice (DOJ) and the U.S. Fish and Wildlife Service (USFWS) into the Company’s conduct regarding several shipments of non-human primates from Cambodia in late 2022 and early 2023 (the NHP Shipments). The DOJ also undertook a parallel civil investigation related to the NHP Shipments. Due to a number of factors, including the age of these NHP’s, during the fourth quarter of fiscal year 2024, the Company recorded a charge of $27 million to costs of products sold within the accompanying consolidated statements of income (loss) to reflect the reduction in carrying value of this inventory to zero. In July 2025, the Company was informed that USFWS had determined to clear the NHP Shipments for legal entry into the United States. Furthermore, in August 2025 the Company was advised by the DOJ that both the grand jury investigation and the parallel civil investigation had been closed.
On May 16, 2023, the Company received an inquiry from the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting it to voluntarily provide information, subsequently augmented with a document subpoena and additional inquiries, primarily related to the sourcing of non-human primates and related disclosures, and the Company cooperated with the requests. The Company’s Audit Committee retained counsel to conduct an independent investigation into certain issues raised in the investigations. On November 14, 2025, the SEC’s Division of Enforcement (Division) notified the Company that it concluded its investigation and, based on the information available to the Division, it does not intend to recommend an enforcement action by the SEC against the Company. Similarly, the Company’s independent investigation into these matters has also concluded, with no material findings.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Purchase Obligations
The Company enters into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations exclude agreements that are cancellable at any time without penalty. The aggregate amount of the Company’s unconditional purchase obligations totaled approximately $340 million as of December 27, 2025 and the majority of these obligations are expected to be settled during 2026.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of December 27, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 27, 2025.
The effectiveness of our internal control over financial reporting as of December 27, 2025, has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
During the quarter ended December 27, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
A.    Directors and Compliance with Section 16(a) of the Exchange Act
Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2026 Proxy Statement under the sections captioned “Nominees for Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2026 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.
B.    Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Item 1. Business”
C.    Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2026 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.
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
During fiscal 2025, we did not award options to any named executive officer in the period beginning four business days before and ending one business day after the filing of a Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-k that discloses material nonpublic information.
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
The remainder of the information required by this Item will be included in the 2026 Proxy Statement under the sections captioned “2025 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee,” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2026 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2026 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.

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
Item 15(a)(3) and Item 15(b) Exhibits
We have identified below each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Sixth Amended and Restated By-Laws of Charles River Laboratories International, Inc.		8-K	December 15, 2021	3.1
4.1	Form of Common Stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1/A	June 23, 2000	4.1
4.2	Description of Securities		10-K	February 11, 2020	4.2
4.3	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.3
4.4	Charles River Laboratories International, Inc. Indenture Agreement with MUFG Union Bank, N.A. as Trustee dated April 3, 2018		8-K	April 3, 2018	4.1
4.5	Charles River Laboratories International, Inc. Second Supplemental Indenture, dates as of October 23, 2019, to the Indenture dated as of April 3, 2018		8-K	October 23, 2019	4.1
4.6	Form of Note for 4.250% Senior Notes due 2028		8-K	October 23, 2019	4.2
4.7	Indenture, dated as of March 23, 2021, between Charles River International, Inc. and U.S. Bank National Association, as trustee		8-K	March 23, 2021	4.1
4.8	First Supplemental Indenture, dated as of March 23, 2021, by and among the Charles River Laboratories International, Inc., the Guarantors and U.S. Bank National Association, as trustee		8-K	March 23, 2021	4.2
4.9	Form of Note for 3.750% Senior Notes due 2029 (included with Exhibit 4.12)		8-K	March 23, 2021	4.3
4.10	Form of Note for 4.000% Senior Notes due 2031 (included with Exhibit 4.12)		8-K	March 23, 2021	4.4
4.11	Form of Senior Debt Indenture between Charles River Laboratories International, Inc. and U.S. Bank National Association		S-3	May 4, 2021	4.1
4.12	Form of Subordinated Debt Indenture between Charles River Laboratories International, Inc. and U.S. Bank National Association		S-3	May 4, 2021	4.2
10.1*	Charles River Laboratories International, Inc. 2016 Incentive Plan		10-Q	August 3, 2016	10.1
10.2*	Charles River Laboratories International, Inc. Amended and Restated 2018 Incentive Plan, dated March 20, 2018, as amended November 21, 2023		10-K	February 14, 2024	10.2
10.3*	Charles River Laboratories International, Inc. Form of Stock Option granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.4
10.4*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.7
10.5*	Charles River Laboratories International, Inc. Form of Non-Qualified Stock Option granted under the 2018 Incentive Plan		10-Q	August 5, 2020	10.1
10.6*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2018 Incentive Plan		10-K	February 14, 2024	10.6
10.7*	Charles River Executive Separation Plan dated December 05, 2024		10-K	February 19, 2025	10.7
10.8*	Form of Change in Control Agreement		10-K	February 23, 2009	10.7

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.9*	Charles River Laboratories International, Inc. Non-Employee Directors Deferral Plan dated April 5, 2016		10-Q	May 4, 2016	10.1
10.10*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.11*	Amended and Restated Employment Agreement by and between James C. Foster and Charles River International, Inc., dated May 18, 2021		8-K	May 18, 2021	99.1
10.12*	Amendment to the Amended and Restated Employment Agreement by and between James C. Foster and Charles River International, Inc., dated May 20, 2025		10-Q	August 6, 2025	10.1
10.13*	Amendment No. 2 to the Amended and Restated Employment Agreement by and between James C. Foster and Charles River International, Inc., dated January 6, 2026	X
10.14*	Executive Incentive Compensation Program effective January 1, 2021		10-Q	May 4, 2021	10.2
10.15†	Charles River Laboratories amended and restated Deferred Compensation Plan, as amended		10-K	February 19, 2025	10.13
10.16	Tenth Amended and Restated Credit Agreement, dated as of December 13, 2024, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto		8-K	December 13, 2024	10.1
10.17*	Charles River Laboratories International, Inc. Restricted Stock Unit Award, dated December 25, 2021 granted to Joseph W. LaPlume		8-K	December 27, 2021	10.1
10.18*	Charles River Laboratories International, Inc. Performance Share Unit Award, dated December 25, 2021 granted to Joseph W. LaPlume		8-K	December 27, 2021	10.2
10.19	Cooperation Agreement, by and among the Company and Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P., dated as of May 6, 2025		8-K	May 7, 2025	10.1
10.20*	Letter Agreement by and between Charles River Laboratories International, Inc. and Birgit Girshick, dated as of January 6, 2026	X
19	Insider Trading Policy		10-K	February 14, 2024	19
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
97	Financial Statement Compensation Recoupment Policy		10-K	February 14, 2024	97
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
February 18, 2026	By:	/s/ MICHAEL G. KNELL
Michael G. Knell
Interim Chief Financial Officer, Corporate Senior Vice President, Chief Accounting Officer (duly authorized officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	Chairman, President and Chief Executive Officer	February 18, 2026
James C. Foster

By:	/s/ MICHAEL G. KNELL	Interim Chief Financial Officer, and	February 18, 2026
	Michael G. Knell	Corporate Senior Vice President, Chief Accounting Officer (duly authorized officer and Principal Financial and Accounting Officer)

By:	/s/ NANCY C. ANDREWS	Director	February 18, 2026
Nancy C. Andrews

By:	/s/ STEVEN BARG	Director	February 18, 2026
Steven Barg

By:	/s/ ABRAHAM CEESAY	Director	February 18, 2026
Abraham Ceesay

By:	/s/ MARK ENYEDY	Director	February 18, 2026
Mark Enyedy

By:	/s/ PAUL GRAVES	Director	February 18, 2026
Paul Graves

By:	/s/ RESHEMA KEMPS-POLANCO	Director	February 18, 2026
Reshema Kemps-Polanco

By:	/s/ GEORGE LLADO	Director	February 18, 2026
George Llado

By:	/s/ MARTIN MACKAY	Director	February 18, 2026
Martin Mackay

By:	/s/ CRAIG B. THOMPSON	Director	February 18, 2026
Craig B. Thompson

By:	/s/ VIRGINIA M. WILSON	Director	February 18, 2026
Virginia M. Wilson