Form 10-Q
period 2026-03-28
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2026-05-07
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 28, 2026

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2026, there were 48,167,730 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2026

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the three months ended March 28, 2026 and March 29, 2025	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 28, 2026 and March 29, 2025	4
	Condensed Consolidated Balance Sheets (Unaudited) as of March 28, 2026 and December 27, 2025	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 28, 2026 and March 29, 2025	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three months ended March 28, 2026 and March 29, 2025	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Overview	26
	Results of Operations	28
	Liquidity and Capital Resources	31
	Critical Accounting Policies and Estimates	33
	Recent Accounting Pronouncements	34
3	Quantitative and Qualitative Disclosure About Market Risk	34
4	Controls and Procedures	34
PART II - OTHER INFORMATION
1	Legal Proceedings	35
1A	Risk Factors	35
2	Unregistered Sales of Equity Securities and Use of Proceeds	36
5	Other Information	37
6	Exhibits	38

Signatures		39

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of NHPs and our ability to diversify our non-human primate (NHP) supply chain; the outcome of (1) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, (2) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023, and (3) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that non-human primates we source are purpose-bred; changes and uncertainties in the global economy and financial markets; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; the Company’s plans or prospects, expectations and long-term goals associated with our business; the Company's expectations concerning future financial and operating performance, including the Company's commitment to, and ability to create long-term value for shareholders and to successfully execute on the Board of Directors’ comprehensive strategic review and evaluation of Charles River’s business and prospects; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; our ability to successfully execute our business strategy; our ability to timely build infrastructure to satisfy capacity needs and support business growth, our ability to fund our operations for the foreseeable future; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact, terms, projected timing, pricing, and planned funding; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the nature, timing and impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to study cancellation rates and the impact of such cancellations; our expectations with respect to tax rates and benefits, including the impact of tax legislation on our operations; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; the impact of newly issued accounting pronouncements on our consolidates financial statements and related disclosures and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
Forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2025, under the sections entitled “Our Strategy,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 28, 2026	March 29, 2025
Service revenue	$798,152	$797,923
Product revenue	197,678	186,245
Total revenue	995,830	984,168
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	608,907	577,428
Cost of products sold (excluding amortization of intangible assets)	92,259	89,008
Selling, general and administrative	159,422	177,799
Amortization of intangible assets	15,345	65,264
Operating income	119,897	74,669
Other income (expense)
Interest income	1,033	1,404
Interest expense	(26,742)	(27,884)
Other (expense) income, net	(124,130)	(12,211)
Income (loss) before income taxes	(29,942)	35,978
Provision (benefit) for income taxes	(15,140)	10,100
Net income (loss)	(14,802)	25,878
Less: Net income attributable to noncontrolling interests	41	409
Net income (loss) attributable to common shareholders	$(14,843)	$25,469

Earnings (loss) per common share
Basic	$(0.30)	$0.50
Diluted	$(0.30)	$0.50

Weighted-average number of common shares outstanding
Basic	48,951	50,677
Diluted	48,951	50,853

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net income (loss)	$(14,802)	$25,878
Other comprehensive income (loss):
Foreign currency translation adjustment	(25,180)	60,381
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	894	408
Other comprehensive income (loss), before income taxes	(24,286)	60,789
Less: Income tax expense (benefit) related to items of other comprehensive income	(4,593)	9,548
Comprehensive income (loss), net of income taxes	(34,495)	77,119
Less: Comprehensive loss related to noncontrolling interests, net of income taxes	(393)	(449)
Comprehensive income (loss) attributable to Charles River Laboratories International, Inc., net of income taxes	$(34,102)	$77,568

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 28, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$191,830	$213,770
Trade receivables and contract assets, net of allowances for credit losses of $8,114 and $10,463, respectively	700,251	708,856
Inventories	359,723	299,103
Prepaid assets	102,146	96,108
Other current assets	134,856	129,212
Total current assets	1,488,806	1,447,049
Property, plant and equipment, net	1,510,154	1,655,219
Venture capital and strategic equity investments	209,723	206,972
Operating lease right-of-use assets, net	317,840	361,415
Goodwill	3,040,032	2,764,253
Intangible assets, net	248,989	339,995
Deferred tax assets	88,599	67,334
Other assets	826,165	293,185
Total assets	$7,730,308	$7,135,422
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$133,952	$148,800
Accrued compensation	166,888	268,854
Deferred revenue	194,330	210,418
Accrued liabilities	372,397	270,085
Other current liabilities	226,137	222,158
Total current liabilities	1,093,704	1,120,315
Long-term debt, net and finance leases	2,663,133	2,136,360
Operating lease right-of-use liabilities	393,113	434,048
Deferred tax liabilities	81,399	95,203
Other long-term liabilities	510,646	138,302
Total liabilities	4,741,995	3,924,228
Commitments and contingencies (Notes 2, 12, 14, and 16)
Redeemable noncontrolling interests	41,900	41,263
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,342 shares issued and 48,167 shares outstanding as of March 28, 2026, and 49,217 shares issued and outstanding as of December 27, 2025	493	492
Additional paid-in capital	1,967,356	1,947,301
Retained earnings	1,373,777	1,388,620
Treasury stock, at cost, 1,175 and zero shares, as of March 28, 2026 and December 27, 2025, respectively	(209,990)	—
Accumulated other comprehensive loss	(191,042)	(171,783)
Total Charles River Laboratories International, Inc. equity	2,940,594	3,164,630
Nonredeemable noncontrolling interest	5,819	5,301
Total equity	2,946,413	3,169,931
Total liabilities, redeemable noncontrolling interests and equity	$7,730,308	$7,135,422
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025
Cash flows relating to operating activities
Net income (loss)	$(14,802)	$25,878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,151	120,364
Long-lived asset impairments	15,863	10,576
Stock-based compensation	22,381	13,135
Deferred income taxes	(29,417)	(19,041)
Write down of inventories	1,489	6,762
Losses and impairments on venture capital and strategic equity investments, net	1,138	10,374
Provision for credit losses	47	2,007
(Gain) loss on divestitures, net	117,981	(3,376)
Other, net	(34,675)	3,731
Changes in assets and liabilities:
Trade receivables and contract assets, net	(65,319)	(29,353)
Inventories	26,004	(21,882)
Accounts payable	20,455	25,251
Accrued compensation	(83,758)	15,263
Deferred revenue	5,197	(1,213)
Customer contract deposits	(135)	9,167
Other assets and liabilities, net	(8,523)	4,054
Net cash provided by operating activities	41,077	171,697
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(405,006)	—
Capital expenditures	(55,908)	(59,324)
Purchases of investments and contributions to venture capital investments	(8,492)	(5,302)
Proceeds from sale of investments	2,922	1,602
Proceeds from sale of businesses and assets, net	60,096	17,441
Other, net	(1,457)	104
Net cash used in investing activities	(407,845)	(45,479)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	912,462	416,341
Payments on long-term debt, revolving credit facility, and finance lease obligations	(355,676)	(149,394)
Proceeds from exercises of stock options	1,223	—
Purchase of treasury stock	(208,285)	(353,132)
Purchase of remaining equity interest of other redeemable noncontrolling interests	—	(19,140)
Other, net	(2,000)	—
Net cash provided by (used in) financing activities	347,724	(105,325)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,248	5,265
Net change in cash, cash equivalents, and restricted cash	(17,796)	26,158
Cash, cash equivalents, and restricted cash, beginning of period	215,997	205,570
Cash, cash equivalents, and restricted cash, end of period	$198,201	$231,728

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 27, 2025	$41,263	49,217	$492	$1,947,301	$1,388,620	$(171,783)	—	$—	$3,164,630	$5,301	$3,169,931
Net income (loss)	(477)	—	—	—	(14,843)	—	—	—	(14,843)	518	(14,325)
Other comprehensive income (loss), net of tax	(434)	—	—	—	—	(19,259)	—	—	(19,259)	—	(19,259)
Dividends declared to noncontrolling interests	(2,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	3,548	—	—	(3,548)	—	—	—	—	(3,548)	—	(3,548)
Issuance of stock under employee compensation plans	—	125	1	1,222	—	—	—	—	1,223	—	1,223
Purchase of treasury shares	—	—	—	—	—	—	1,175	(208,285)	(208,285)	—	(208,285)
Share repurchase excise tax	—	—	—	—	—	—	—	(1,705)	(1,705)	—	(1,705)
Stock-based compensation	—	—	—	22,381	—	—	—	—	22,381	—	22,381
March 28, 2026	$41,900	49,342	$493	$1,967,356	$1,373,777	$(191,042)	1,175	$(209,990)	$2,940,594	$5,819	$2,946,413

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 28, 2024	$41,126	51,141	$511	$1,966,237	$1,812,100	$(317,345)	—	$—	$3,461,503	$5,449	$3,466,952
Net income	75	—	—	—	25,469	—	—	—	25,469	334	25,803
Other comprehensive income (loss), net of tax	(858)	—	—	—	—	52,099	—	—	52,099	—	52,099
Adjustment of redeemable noncontrolling interests to redemption value	1,320	—	—	(1,320)	—	—	—	—	(1,320)	—	(1,320)
Issuance of stock under employee compensation plans	—	60	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	2,086	(353,132)	(353,132)	—	(353,132)
Share repurchase excise tax	—	—	—	—	—	—	—	(3,419)	(3,419)	—	(3,419)
Stock-based compensation	—	—	—	13,135	—	—	—	—	13,135	—	13,135
March 29, 2025	$41,663	51,201	$512	$1,978,052	$1,837,569	$(265,246)	2,086	$(356,551)	$3,194,336	$5,783	$3,200,119

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2025 as filed with the SEC on February 18, 2026. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
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
Newly Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivables and Contract Assets.” ASU 2025-05 provides a practical expedient to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset if the expected credit losses were estimated under the reasonable and supportable approach. The ASU was effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption was permitted, and if practical expedient is elected, the amendments in this update should be applied on a prospective basis. The Company’s adoption of this standard on a prospective basis in the three months ended March 28, 2026 did not have a significant impact on the unaudited condensed consolidated financial statements and the related disclosures.
Newly Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350 - 40) - Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including the methods that entities may use to develop software in the future. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted, and the amendments in this ASU may be adopted using either a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company is currently evaluating the impact this new standard will have on the condensed consolidated financial statements and the related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40)” which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. This new guidance is effective for the Company for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. The Company is currently evaluating the method of adoption and the impact this new standard will have on the related disclosures in the condensed consolidated financial statements.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2025 as filed with the SEC on February 18, 2026.
Consolidation
The Company’s unaudited condensed consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income attributable to noncontrolling interests in its unaudited condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
in such entities by the respective noncontrolling parties. Redeemable noncontrolling interests, where the noncontrolling interest holders have the ability to require the Company to purchase the remaining interests, are classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. Intercompany balances and transactions are eliminated in consolidation.
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
2. ACQUISITIONS AND DIVESTITURES.
Fiscal 2026 Acquisitions
PathoQuest SAS
On April 17, 2026, the Company completed the acquisition of an additional 79% equity interest in PathoQuest SAS (PathoQuest), a provider of next-generation sequencing solutions for manufacturing quality-control testing for biopharmaceutical companies, resulting in a 100% controlling interest. The preliminary purchase price for PathoQuest was €51.6 million (or approximately $60.0 million based on current exchange rates), subject to customary closing adjustments. The acquisition was funded through a combination of available cash and proceeds from the Credit Facility. This business will be reported as part of the Company’s Manufacturing reportable segment. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed. The Company incurred transaction and integration costs in connection with the acquisition of $0.6 million for the three months ended March 28, 2026, which was included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income (loss).
K.F. Cambodia
On January 14, 2026, the Company completed the acquisition of certain assets of K.F. Cambodia Ltd (Cambodian NHP Supplier), a leading supplier of non-human primates (NHPs) located in Cambodia. The preliminary purchase price for the Cambodian NHP Supplier was $507.3 million, consisting of $335.0 million paid at closing and $172.3 million representing the acquisition date fair value of deferred consideration, which is payable upon the satisfaction of certain post-close conditions. As of March 28, 2026 $105.0 million of deferred consideration remains to be paid which is recorded in Accrued liabilities on the unaudited condensed consolidated balance sheets. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. The Company incurred transaction and integration costs in connection with the acquisition of $6.5 million for the three months ended March 28, 2026, which was included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income (loss). Pro forma financial information as well as the disclosure of actual revenue

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and operating income (loss) have not been included because the Cambodian NHP Supplier’s financial results are not significant when compared to the Company’s consolidated financial results.
Purchase price information
The preliminary purchase price allocation was as follows:

Cambodian NHP Supplier(1)
January 14, 2026
(in thousands)
Inventories	$108,106
Property, plant and equipment	9,858
Goodwill (2)	340,985
Other long-term assets (3)	283,048
Other current liabilities	(2,414)
Other long-term liabilities (4)	(232,324)
Total purchase price allocation	$507,259

(1) Purchase price allocation is preliminary and subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

(2) The goodwill resulting from this transaction is primarily attributable to synergies to be realized from acquiring an internal supplier servicing the DSA business and the assembled workforce. Goodwill of $108.7 million of the Cambodian NHP Supplier is deductible for tax purposes upon making the remaining deferred payments.

(3) Other long-term assets acquired include $283.0 million of biological assets, which will be amortized over an estimated eleven year useful life.
(4) Other long-term liabilities include pre acquisition uncertain tax positions of the seller associated with the acquired assets.
Divestitures
The Company routinely evaluates the strategic fit and fundamental performance of its global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, the Company determined that certain capital could be better deployed in other long-term growth opportunities.
Divestiture of Certain European Discovery Services Businesses
On February 25, 2026, the Company signed an agreement to sell certain European Discovery Services businesses (European Discovery Divestiture) to IQVIA Inc. (IQVIA) for $145.0 million in cash, subject to certain customary closing conditions, and future contingent payments up to $10.0 million based on future performance. The results of the European Discovery Services businesses were reported in the Company’s DSA reportable segment. During the three months ended March 28, 2026, the disposal group and the related assets and liabilities met the criteria for held-for-sale and were classified on the unaudited condensed consolidated balance sheets within Other assets and Other long-term liabilities, respectively. No changes were made to the prior period. The proposed transaction is expected to close in the second quarter of fiscal year 2026.
Divestiture of CDMO and Cell Solutions
On May 6, 2026, the Company completed the sale of its CDMO and Cell Solutions businesses (CDMO and Cell Solutions Divestiture) to GI Partners (GI) for future contingent performance-based payments up to $50.0 million, subject to certain customary closing adjustments. Additionally, the Company may be required to fund up to $45.0 million of future EBITDA losses and capital expenditures of the divested businesses over a four year period. The results of the CDMO and Cell Solutions businesses’ were reported in the Company’s Manufacturing reportable segment and RMS reportable segment, respectively. During the three months ended March 28, 2026, these businesses and the related assets and liabilities met the criteria for held-for-sale, resulting in a pre-tax loss of $118.0 million, which represents the excess of its carrying value over the fair value less cost to sell. As the loss taken cannot exceed the fair value of the long-lived assets, any excess of the carrying value over the fair value less cost to sell will be recorded upon disposal. The loss is recognized within Other (expense) income within the unaudited condensed consolidated statements of income (loss). The assets and liabilities are reported on the unaudited condensed consolidated balance sheets within Other assets and Other long-term liabilities, respectively. No changes were made to the prior period. The Company will complete its analysis related to the transaction, including determining the final loss on sale, which will be recognized in the second quarter of fiscal year 2026.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of the major classes of assets and liabilities associated with the European Discovery Divestiture and CDMO and Cell Solutions Divestiture were as follows:

	March 28, 2026
	European Discovery Divestiture	CDMO and Cell Solutions Divestiture

Assets
Current assets	$43,437	$61,611
Property, plant, and equipment, net	49,034	—
Operating lease right-of-use assets, net	20,252	—
Goodwill	46,653	—
Intangible assets, net	52,849	—
Other assets	1,800	12,626
Assets held for sale (Other assets)	$214,025	$74,237

Liabilities
Current liabilities	36,477	31,048
Operating lease right-of-use liabilities	18,325	23,594
Long-term liabilities	32,002	2,760
Liabilities held for sale (Other long-term liabilities)	$86,804	$57,402
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$94,203	$97,004
Services and products transferred at a point in time	114,164	116,069
Total RMS revenue	208,367	213,073
DSA
Services and products transferred over time	596,233	591,520
Services and products transferred at a point in time	690	1,089
Total DSA revenue	596,923	592,609
Manufacturing
Services and products transferred over time	90,893	91,467
Services and products transferred at a point in time	99,647	87,019
Total Manufacturing revenue	190,540	178,486
Total revenue	$995,830	$984,168

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	March 28, 2026	December 27, 2025
	(in thousands)
Assets from contracts with customers
Client receivables	$512,743	$518,728
Unbilled revenue	195,622	200,591
Total	708,365	719,319
Less: Allowance for credit losses	(8,114)	(10,463)
Trade receivables and contract assets, net	$700,251	$708,856

Liabilities from contracts with customers
Current deferred revenue	$194,330	$210,418
Long-term deferred revenue (included in Other long-term liabilities)	47,063	45,632
Customer contract deposits (included in Other current liabilities)	104,746	106,599
Approximately 75% of unbilled revenue as of December 27, 2025, which was $201 million, was billed during the three months ended March 28, 2026. Approximately 70% of unbilled revenue as of December 28, 2024, which was $212 million, was billed during the three months ended March 29, 2025.
Approximately 55% of contract liabilities as of December 27, 2025, which was $256 million, were recognized as revenue during the three months ended March 28, 2026. Approximately 60% of contract liabilities as of December 28, 2024, which was $283 million, were recognized as revenue during the three months ended March 29, 2025.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $44 million and $43 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of March 28, 2026 and December 27, 2025, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Beginning balance	$10,463	$18,301
Provisions	47	2,007
Reductions	(2,396)	(4,050)
Ending balance	$8,114	$16,258
Net recoveries were $0.5 million during the three months ended March 28, 2026, while net provision expenses were $1.5 million during the three months ended March 29, 2025. These amounts include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 28, 2026. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases”. The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of March 28, 2026 was $702.2 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Performance Obligations
As part of the Company’s service offerings, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year, and recorded within service revenue. The Company recognized $12.2 million and $11.6 million in lease revenue during the three months ended March 28, 2026 and March 29, 2025. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.
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

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
RMS
Revenue	$208,367	$213,073
Cost of revenue (excluding amortization of intangible assets)	153,963	139,296
Selling, general and administrative	1,595	24,206
Amortization of intangible assets	3,036	5,966
Operating income	$49,773	$43,605

DSA
Revenue	$596,923	$592,609
Cost of revenue (excluding amortization of intangible assets)	435,160	420,143
Selling, general and administrative	47,524	65,293
Amortization of intangible assets	10,364	13,221
Operating income	$103,875	$93,952

Manufacturing
Revenue	$190,540	$178,486
Cost of revenue (excluding amortization of intangible assets)	112,043	106,997
Selling, general and administrative	29,713	34,032
Amortization of intangible assets	1,945	46,077
Operating income (loss)	$46,839	$(8,620)

Unallocated Corporate (1)
Selling, general and administrative	$80,590	$54,268
Operating loss	$(80,590)	$(54,268)

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Revenue
RMS	$208,367	$213,073
DSA	596,923	592,609
Manufacturing	190,540	178,486
Total revenue	$995,830	$984,168

Operating Income (Loss)
RMS	$49,773	$43,605
DSA	103,875	93,952
Manufacturing	46,839	(8,620)
Segment operating income	200,487	128,937
Unallocated Corporate	(80,590)	(54,268)
Operating income	$119,897	$74,669
Other income (expense):
Interest income	1,033	1,404
Interest expense	(26,742)	(27,884)
Other (expense) income, net	(124,130)	(12,211)
Income (loss) before income taxes	$(29,942)	$35,978

Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
March 28, 2026	$11,568	$37,509	$6,274	$557	$55,908
March 29, 2025	7,286	34,521	17,279	238	59,324

Depreciation and amortization (1)
Three Months Ended:
March 28, 2026	$16,140	$39,914	$8,399	$2,698	$67,151
March 29, 2025	21,761	42,084	54,623	1,896	120,364
(1) Depreciation and amortization includes both inventory step up amortization expense and biological assets amortization expense.
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Three Months Ended:
March 28, 2026	$543,809	$277,577	$109,567	$55,481	$9,396	$995,830
March 29, 2025	536,955	263,250	125,353	41,942	16,668	984,168

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Long-lived assets
March 28, 2026	$794,015	$450,338	$162,414	$60,906	$42,481	$1,510,154
December 27, 2025	919,236	468,638	163,337	61,814	42,194	1,655,219
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Cash paid for income taxes	$1,727	$17,324
Cash paid for interest	28,993	29,088
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$20,796	$22,391
Assets acquired under finance leases	1,910	—
Cash, cash equivalents and restricted cash are included in the accompanying unaudited condensed consolidated balance sheets as follows:

	March 28, 2026	March 29, 2025
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$191,830	$229,356
Cash classified as held for sale in Other assets	2,840	—
Restricted cash included in Other current assets	1,929	904
Restricted cash included in Other assets	1,602	1,468
Cash, cash equivalents, and restricted cash, end of period	$198,201	$231,728
6. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of other assets included in the accompanying unaudited condensed consolidated balance sheets is as follows:

	March 28, 2026	December 27, 2025
	(in thousands)
Bearer biological assets	$406,254	$135,647
Assets held for sale	288,262	21,223
Life insurance policies	64,383	66,318
Restricted cash	1,602	1,561
Long-term pension assets	36,989	37,256
Other long-term assets	28,675	31,180
Other assets	$826,165	$293,185

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The composition of other long-term liabilities included in the accompanying unaudited condensed consolidated balance sheets is as follows:

	March 28, 2026	December 27, 2025
	(in thousands)
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	$66,302	$68,440
Long term tax liability	201,569	15,339
Liabilities held for sale	144,206	—
Deferred revenue	47,063	45,632
Other	51,506	8,891
Other long-term liabilities	$510,646	$138,302
7. INVENTORY
Inventories
The composition of inventories is as follows:

	March 28, 2026	December 27, 2025
	(in thousands)
Raw materials and supplies	$30,937	$40,959
Work in process	53,335	88,743
Finished products	275,451	169,401
Inventories	$359,723	$299,103
For the three months ended March 28, 2026, the Company did not incur inventory step up amortization expense. Inventory step up amortization expense for the three months ended March 29, 2025 was $6.2 million.
8. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	March 28, 2026	December 27, 2025
	(in thousands)
Land	$73,192	$72,022
Buildings (1)	1,074,802	1,097,572
Machinery and equipment (1)	973,729	1,093,556
Leasehold improvements	341,013	438,230
Furniture and fixtures	23,309	27,873
Computer hardware and software (1)	281,770	284,913
Vehicles (1)	6,543	7,152
Construction in progress	167,348	171,604
Total	2,941,706	3,192,922
Less: Accumulated depreciation	(1,431,552)	(1,537,703)
Property, plant and equipment, net	$1,510,154	$1,655,219

(1) These balances include assets under finance leases.
In March 2026, the Company completed the sale of certain assets at the Wilmington, Massachusetts site. The assets consisted of office, laboratory and mixed-use buildings within our RMS segment and unallocated corporate, and was sold to an unrelated third party for cash consideration of $60.1 million, net of costs to sell. In conjunction with the sale, the Company has entered into a long-term operating lease for certain buildings to support RMS and unallocated corporate operations. Upon meeting the criteria for sale leaseback, the Company derecognized the book value of $21.6 million and recognized a pre-tax gain of $38.5 million. The gain was recognized within the RMS reportable segment and unallocated corporate for $23.2 million and $15.3 million, respectively, and is included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income (loss). As of December 27, 2025, the Company included the above assets as held for sale

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
within Other assets on the unaudited condensed consolidated balance sheets.
Depreciation expense in the three months ended March 28, 2026 and March 29, 2025 was $41.3 million and $43.4 million, respectively.
9. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Beginning balance	$125,696	$116,561
Capital contributions	6,402	5,216
Distributions	(2,988)	(2,653)
Gains (losses) and impairments	481	(8,634)
Foreign currency translation	(172)	551
Ending balance	$129,419	$111,041
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Beginning balance	$81,276	$101,790
Purchase of investments	2,000	2,241
Distributions	(1,059)	—
Gains (losses) and impairments	(1,619)	(1,740)
Foreign currency translation	(294)	694
Ending balance	$80,304	$102,985
10. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 28, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Other assets measured at fair value:
Life insurance policies	$—	$56,482	$—	$56,482
Total assets measured at fair value	$—	$56,482	$—	$56,482

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$30,000	$30,000
Total liabilities measured at fair value	$—	$—	$30,000	$30,000
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 28, 2026, there were no transfers between levels.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Other assets measured at fair value:
Life insurance policies	$—	$58,427	$—	$58,427
Total assets measured at fair value	$—	$58,427	$—	$58,427

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$30,000	$30,000
Total liabilities measured at fair value	$—	$—	$30,000	$30,000
During the year ended December 27, 2025, there were no transfers between levels.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions.

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Beginning balance	$30,000	$49,311
Adjustment of previously recorded contingent liability	—	909
Ending balance	$30,000	$50,220
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $30.0 million, the full value of which is accrued as of March 28, 2026. As of March 28, 2026, the weighted average probability of achieving the maximum target is approximately 100%. The volatility and weighted average cost of capital is approximately 20% and 8%, respectively.
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

	March 28, 2026		December 27, 2025
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$483,550	$500,000	$493,800
3.75% Senior Notes due 2029	500,000	470,600	500,000	483,550
4.00% Senior Notes due 2031	500,000	462,500	500,000	474,050

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing (2)	Total
	(in thousands)
December 27, 2025	$510,844	$1,678,518	$574,891	$2,764,253
Acquisitions	—	340,985	—	340,985
Divestitures (3)	—	(46,653)	—	(46,653)
Foreign exchange	257	(14,376)	(4,434)	(18,553)
March 28, 2026	$511,101	$1,958,474	$570,457	$3,040,032
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
(2) Manufacturing includes an accumulated impairment losses of $380 million, which was recognized in fiscal years 2024 and 2025.
(3) DSA divestiture balance represents balances transferred to assets held for sale in connection with the European Discovery Divestiture.
The increase in goodwill during the three months ended March 28, 2026 is primarily related to the acquisition of the Cambodian NHP Supplier in the DSA reportable segment; partially offset by the European Discovery Divestiture in the DSA reportable segment and the effect of foreign exchange.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	March 28, 2026			December 27, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$896,978	$(668,985)	$227,993	$1,325,779	$(1,016,198)	$309,581
Technology	116,729	(106,606)	10,123	142,084	(124,172)	17,912
Trademarks and trade names	4,724	(3,288)	1,436	8,882	(6,869)	2,013
Other	18,398	(8,961)	9,437	21,052	(10,563)	10,489
Intangible assets	$1,036,829	$(787,840)	$248,989	$1,497,797	$(1,157,802)	$339,995
The decrease in intangible assets for the three months ended March 28, 2026 related primarily to the reclassification of certain intangible assets to assets held for sale included within Other assets associated with the European Discovery Divestiture and CDMO and Cell Solutions Divestiture, and to a lesser extent normal amortization over the useful lives.
Amortization expense of definite-lived intangible assets for three months ended March 28, 2026 and March 29, 2025 was $15.3 million and $65.3 million, respectively. Amortization expense for the three months ended March 29, 2025 includes $35.5 million of accelerated amortization expense as a result of a decrease in the remaining useful life of certain CDMO client relationships due to a loss of key customers in 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consists of the following:

	March 28, 2026	December 27, 2025
	(in thousands)
Revolving facility	$1,165,073	$616,503
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	7,335	7,842
Finance leases	10,629	27,876
Total debt and finance leases	2,683,037	2,152,221
Less:
Current portion of long-term debt	6,699	166
Current portion of finance leases	1,587	3,228
Current portion of long-term debt and finance leases	8,286	3,394
Long-term debt and finance leases	2,674,751	2,148,827
Debt discount and debt issuance costs	(11,618)	(12,467)
Long-term debt, net and finance leases	$2,663,133	$2,136,360
As of March 28, 2026 and December 27, 2025, the weighted average interest rate on the Company’s debt was 3.95% and 4.05%, respectively.
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
Letters of Credit
As of March 28, 2026 and December 27, 2025, the Company had $22.0 million in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. EQUITY AND NONCONTROLLING INTERESTS
Earnings (Loss) Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Numerator:
Net income (loss)	$(14,802)	$25,878
Less: Net income attributable to noncontrolling interests	41	409
Net income (loss) attributable to common shareholders	(14,843)	25,469

Denominator:
Weighted-average shares outstanding - Basic	48,951	50,677
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	—	176
Weighted-average shares outstanding - Diluted	48,951	50,853

Anti-dilutive common stock equivalents (1)(2)	615	958

(1) Anti-dilutive common stock equivalents represent amounts outstanding related to employee stock options, RSUs and PSUs for all periods presented.
(2) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
On October 29, 2025, the Company’s Board of Directors approved a stock repurchase program of $1.0 billion. During the three months ended March 28, 2026, the Company repurchased 1.1 million shares of common stock for $200.0 million under the stock repurchase program. As of March 28, 2026, the Company had $800.0 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired less than 0.1 million shares during the three months ended March 28, 2026 and March 29, 2025, for $8.3 million and $3.1 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 27, 2025	$(120,167)	$(51,616)	$(171,783)
Other comprehensive income (loss)	(24,746)	894	(23,852)
Net current period other comprehensive income (loss)	(24,746)	894	(23,852)
Income tax (benefit) expense	(4,817)	224	(4,593)
March 28, 2026	$(140,096)	$(50,946)	$(191,042)
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The redeemable noncontrolling interests are measured at the greater of (i) the redemption amount or (ii) the historical value resulting from the original acquisition date fair value, increased or decreased for the noncontrolling interest’s share of net income (loss), equity capital contributions and distributions. The fair value of the redeemable noncontrolling interest is determined using the income approach, with key assumptions being projected cash flows and discount rates based on market participant’s weighted average cost of capital. To the extent redemption value exceeds carrying value, adjustments are recorded to additional paid-in capital, with any cumulative excess of redemption value over fair value recorded in retained earnings, which impacts net income (loss) attributable to common shareholders used in the calculation of earnings (loss) per common share.
Noveprim
The Company holds a 90% ownership interest in Noveprim. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of March 28, 2026, the redemption value of $41.9 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $3.5 million for the three months ended March 28, 2026. As of March 29, 2025, the redemption value of $41.7 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $1.3 million.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not material during the three months ended March 28, 2026 and March 29, 2025.
14. INCOME TAXES
The Company’s effective tax rates for the three months ended March 28, 2026 and March 29, 2025 were 50.6% and 28.1%, respectively.

	March 28, 2026	March 29, 2025
	(in thousands, except percentages)
Income (loss) before income taxes	$(29,942)	$35,978
Provision (benefit) for income taxes	(15,140)	10,100
Effective tax rate	50.6%	28.1%
The difference in the effective tax rate for the three months ended March 28, 2026 compared to the corresponding prior year period was primarily attributable to the tax effects of the $118.0 million loss on assets held for sale in connection with the CDMO and Cell Solutions Divestiture, as well as accrued interest relating to acquired uncertain tax positions during the three months ended March 28, 2026.
For the three months ended March 28, 2026, the Company’s unrecognized tax benefits increased by $131.6 million to $158.1 million, primarily as a result of acquisitions. For the three months ended March 28, 2026, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $131.4 million to $153.2 million for the same reasons discussed above. The accrued interest and penalties on unrecognized tax benefits were $30.2 million and $32.7 million, respectively, as of March 28, 2026.
The Company’s prepaid and accrued tax positions are as follows:

	March 28, 2026	December 27, 2025	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$125,244	$119,903	Other current assets
Accrued income taxes	48,739	39,016	Other current liabilities

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
15. RESTRUCTURING AND ASSET IMPAIRMENTS
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
The following table presents restructuring costs by reportable segment:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
RMS	$17,632	$1,424
DSA	6,880	17,542
Manufacturing	462	3,711
Unallocated corporate	6,606	1,168
Total	$31,580	$23,845
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	March 28, 2026			March 29, 2025
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$4,791	$21,194	$25,985	$7,698	$13,173	$20,871
Cost of products sold (excluding amortization of intangible assets)	1,199	1,191	2,390	263	1,233	1,496
Selling, general and administrative	228	2,977	3,205	453	1,025	1,478
Total restructuring costs	$6,218	$25,362	$31,580	$8,414	$15,431	$23,845

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of Restructuring Activities
The following table provides a rollforward for the Company’s accrued restructuring costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Three Months Ended March 28, 2026
Beginning balance	$23,005	$—	$—	$23,005
Expense	6,218	15,561	9,801	31,580
Payments / utilization	(8,231)	—	(9,073)	(17,304)
Other non-cash adjustments	—	(15,561)	(728)	(16,289)
Foreign currency adjustments	(284)	—	—	(284)
Ending Balance	$20,708	$—	$—	$20,708

Three Months Ended March 29, 2025
Beginning balance	$24,469	$—	$875	$25,344
Expense	8,414	10,306	5,125	23,845
Payments / utilization	(9,052)	—	(5,268)	(14,320)
Other non-cash adjustments	—	(10,306)	143	(10,163)
Foreign currency adjustments	93	—	—	93
Ending Balance	$23,924	$—	$875	$24,799
As of March 28, 2026 and December 27, 2025, $20.7 million and $23.0 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.
16. COMMITMENTS AND CONTINGENCIES
Litigation
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2025, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. On August 15, 2025, the U.S. Court of Appeals for the First Circuit reversed in part the district court’s dismissal on the pleadings of the securities fraud claims. The case returned to U.S. District Court for the District of Massachusetts. On October 16, 2025, the plaintiff filed a motion to withdraw the State Teachers Retirement System of Ohio as lead plaintiff, due to lack of statutory standing, and substitute Oklahoma Firefighters Pension and Retirement System. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2025 as filed with the SEC on February 18, 2026. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” included elsewhere within this Form 10-Q. Certain percentage changes may not recalculate due to rounding.
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
Global Market Environment
We are continuing to see a cautious spending environment from our client base, principally within our DSA segment as the challenging demand environment experienced in the recent prior quarters has persisted. As we continue to navigate these challenges in the current macroeconomic environment, DSA backlog held consistent at $1.9 billion as of March 28, 2026 and December 27, 2025, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
In response to recent trends, we continue to implement cost savings initiatives focused on driving greater efficiencies, as well as restructuring actions that have been implemented over the past three years that were focused on workforce right-sizing and site optimization. More recently, efficiency initiatives have targeted incremental savings through process improvements, procurement synergies, and implementation of a global business services model. Collectively, these actions are expected to generate approximately $300 million in cumulative, annualized cost savings by the end of 2026, of which more than $175 million benefitted fiscal year 2025. Workforce right-sizing actions resulted in severance and transition costs while costs related to the consolidation of facilities to optimize our global footprint and drive greater operating efficiency across the company resulted in asset impairments, accelerated depreciation, and other site consolidation charges. We incurred restructuring charges of $31.6 million during the three months ended March 28, 2026, and $99.8 million and $107.0 million during the fiscal years 2025 and 2024, respectively.
Recent Acquisitions
We make strategic acquisitions designed to expand our portfolio of products and services to support the drug discovery and development continuum. We maintain an acquisition strategy that focuses on augmenting internal growth of existing businesses with complementary acquisitions. Our recent transactions are described below.
On April 17, 2026, we completed the acquisition of an additional 79% equity interest in PathoQuest SAS (PathoQuest), a France-based biotechnology company that provides viral and microbial safety testing services using next-generation sequencing and bioinformatics to support biopharmaceutical product development and manufacturing, resulting in a 100% controlling interest. The preliminary purchase price for PathoQuest was €51.6 million (or approximately $60.0 million based on current exchange rates), subject to customary closing adjustments. This business will be reported as part of our Manufacturing reportable segment.
On January 14, 2026, we completed the acquisition of certain assets of K.F. Cambodia Ltd (Cambodian NHP Supplier), a leading supplier of non-human primates (NHPs) located in Cambodia. The preliminary purchase price for the Cambodian NHP Supplier was $507.3 million, consisting of $335.0 million paid at closing and $172.3 million representing the acquisition date fair value of deferred consideration, which is payable upon the satisfaction of certain post-close conditions. This business is reported as part of our DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers.
Recent Divestitures
The Company routinely evaluates the strategic fit and fundamental performance of its global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, the Company determined that certain capital could be better deployed in other long-term growth opportunities.
On February 25, 2026, we signed an agreement to sell certain European Discovery Services businesses (European Discovery Divestiture) to IQVIA Inc. (IQVIA) for $145.0 million in cash, subject to certain customary closing conditions, and future contingent payments up to $10.0 million based on future performance. The proposed transaction is expected to close in the second quarter of fiscal year 2026.
On May 6, 2026, we completed the sale of our CDMO and Cell solutions businesses (CDMO and Cell Solutions Divestiture) to GI Partners (GI) for future contingent performance-based payments up to $50.0 million, subject to certain customary closing adjustments. Additionally, we may be required to fund up to $45.0 million of future EBITDA losses and capital expenditures of the divested businesses over a four year period. During the three months ended March 28, 2026, we recognized a pre-tax loss of $118.0 million, which represents the excess carrying value over the fair value less cost to sell. The loss is recognized within Other (expense) income within the unaudited condensed consolidated statements of income (loss). We will complete our analysis related to the transaction, including determining the final loss on sale, which will be recognized in the second quarter of fiscal year 2026.
In March 2026, we completed the sale of certain assets located at our Wilmington, Massachusetts site. The assets consisted of office, laboratory and mixed-use buildings within our RMS segment and unallocated corporate, and was sold to an unrelated third party for cash consideration of $60.1 million, net of costs to sell. In conjunction with the sale, we entered into a long-term operating lease for certain buildings to support RMS and unallocated corporate operations. Upon meeting the criteria for sale leaseback, we derecognized the book value of $21.6 million and recognized a pre-tax gain of approximately $38.5 million. The gain was recognized within our RMS reportable segment and unallocated corporate for $23.2 million and $15.3 million, respectively, and is included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income (loss).

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for three months ended March 28, 2026 increased $11.7 million, or 1.2%, to $995.8 million compared to $984.2 million in the corresponding period in 2025, primarily due to an increase in Manufacturing revenue, driven by our Microbial Solutions business, and to a lesser extent DSA revenue; partially offset by a decrease in RMS revenue, due to decreased large and small model product revenue.
For the three months ended March 28, 2026, our operating income and operating income as a percentage of revenue were $119.9 million and 12.0% respectively, compared to $74.7 million and 7.6% respectively, in the corresponding period of 2025. The increases in operating income and operating income as a percentage of revenue for the three months ended March 28, 2026 were primarily driven by the gain on sale of certain assets at our Wilmington, Massachusetts site, the absence of accelerated amortization expense, certain third-party legal costs incurred in fiscal year 2025, and the increase in revenue described above; partially offset by higher acquisition, integration and divestiture costs, when compared to the corresponding period in 2025.
Net loss attributable to Charles River Laboratories International, Inc., common shareholders was $14.8 million in the three months ended March 28, 2026, compared to Net income attributable to Charles River Laboratories International Inc, common shareholders of $25.5 million in the corresponding period of 2025. The decrease of $40.3 million for the three months ended March 28, 2026 was due principally to the loss on assets held for sale related to the CDMO and Cell Solutions Divestiture of $118.0 million, partially offset by the increase in operating income described above, compared to the corresponding period in 2025.
During the three months ended March 28, 2026, our cash flows from operations were $41.1 million compared with $171.7 million for the same period in 2025. The decrease was primarily related to higher payments of variable compensation, specifically annual incentive based bonuses paid during the first quarter.
Three Months Ended March 28, 2026 Compared to Three Months Ended March 29, 2025
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change
	(in thousands, except percentages)
Service revenue	$798,152	$797,923	$229	—%
Product revenue	197,678	186,245	11,433	6.1%
Total revenue	$995,830	$984,168	$11,662	1.2%

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$208,367	$213,073	$(4,706)	(2.2)%	3.3%
DSA	596,923	592,609	4,314	0.7%	2.2%
Manufacturing	190,540	178,486	12,054	6.8%	3.9%
Total revenue	$995,830	$984,168	$11,662	1.2%	2.8%
The following table presents operating income by reportable segment:

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change(1)	Impact of FX(1)
	(in thousands, except percentages)
RMS	$49,773	$43,605	$6,168	14.1%	7.3%
DSA	103,875	93,952	9,923	10.6%	(2.2)%
Manufacturing	46,839	(8,620)	55,459	NM	NM
Unallocated corporate	(80,590)	(54,268)	(26,322)	48.5%	1.5%
Total operating income	$119,897	$74,669	$45,228	60.6%	3.7%
Operating income % of revenue	12.0%	7.6%		440 bps
(1) “NM” indicates that the percentage change is not meaningful due to the magnitude of the increase or (decrease).

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$208,367	$213,073	$(4,706)	(2.2)%	3.3%
Cost of revenue (excluding amortization of intangible assets)	153,963	139,296	14,667	10.5%
Selling, general and administrative	1,595	24,206	(22,611)	(93.4)%
Amortization of intangible assets	3,036	5,966	(2,930)	(49.1)%
Operating income	$49,773	$43,605	$6,168	14.1%	7.3%
Operating income % of revenue	23.9%	20.5%		340 bps
RMS revenue decreased $4.7 million primarily driven by decreases in large research model product revenue, and small model product revenue in North America, and to a lesser extent Cell Supply product revenue and GEMS service revenue; partially offset by increased revenue for small research models in China and the effect of changes in foreign currency exchange rates.
RMS operating income increased $6.2 million compared to the corresponding period in 2025. RMS operating income as a percentage of revenue for the three months ended March 28, 2026 was 23.9%, an increase of 340 bps from 20.5% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to lower site consolidation charges and the gain on sale of certain assets at our Wilmington, Massachusetts site recognized within Selling, general and administrative expenses; partially offset by an increase in asset impairments recognized within Cost of revenue, and the lower revenue described above, compared to the corresponding period in 2025.
DSA

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$596,923	$592,609	$4,314	0.7%	2.2%
Cost of revenue (excluding amortization of intangible assets)	435,160	420,143	15,017	3.6%
Selling, general and administrative	47,524	65,293	(17,769)	(27.2)%
Amortization of intangible assets	10,364	13,221	(2,857)	(21.6)%
Operating income	$103,875	$93,952	$9,923	10.6%	(2.2)%
Operating income % of revenue	17.4%	15.9%		150 bps
DSA revenue increased $4.3 million primarily due to effect of changes in foreign currency exchange rates, partially offset by lower volume principally driven by previous site consolidation activities.
DSA operating income increased $9.9 million compared to the corresponding period in 2025. DSA operating income as a percentage of revenue for the three months ended March 28, 2026 was 17.4%, an increase of 150 bps from 15.9% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to the absence of certain third-party legal costs in fiscal year 2025 associated with the investigations by the U.S. government into the non-human primate supply chain, lower restructuring activities, including asset impairments recognized within Cost of revenue, as compared to the corresponding period in 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Manufacturing

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change(1)	Impact of FX(1)
	(in thousands, except percentages)
Revenue	$190,540	$178,486	$12,054	6.8%	3.9%
Cost of revenue (excluding amortization of intangible assets)	112,043	106,997	5,046	4.7%
Selling, general and administrative	29,713	34,032	(4,319)	(12.7)%
Amortization of intangible assets	1,945	46,077	(44,132)	(95.8)%
Operating income (loss)	$46,839	$(8,620)	$55,459	NM	NM
Operating income (loss) % of revenue	24.6%	(4.8)%		2,940 bps
(1) “NM” indicates that the percentage change is not meaningful due to the magnitude of the increase or (decrease).
Manufacturing revenue increased $12.1 million primarily due to increased revenue in our Microbial Solutions business driven by higher endotoxin product revenue and the effect of changes in foreign currency exchange rates; partially offset by decreased demand for CDMO services.
Manufacturing operating income increased $55.5 million compared to the corresponding period in 2025. Manufacturing operating income as a percentage of revenue for the three months ended March 28, 2026 was 24.6%, an increase of 2,940 bps from (4.8)% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to lower amortization expense within the CDMO business principally due to the absence of accelerated amortization expense as a result of a decrease in the remaining useful life of certain client relationships due to a loss of key customers in fiscal year 2025, and due to the increased revenue described above, compared to the corresponding period in 2025.
Unallocated Corporate

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$80,590	$54,268	$26,322	48.5%	1.5%
Unallocated corporate % of revenue	8.1%	5.5%		260 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $26.3 million, or 48.5%, compared to the corresponding period in 2025 is primarily due to higher acquisition, integration and divestiture costs primarily associated with our previously discussed activities, increased stock-based compensation expense related to our recently announced transition of executives, higher professional services fees related to enterprise-wide efficiency initiatives; partially offset by the gain on sale of certain assets at our Wilmington, Massachusetts site. Costs as a percentage of revenue for the three months ended March 28, 2026 were 8.1%, an increase of 260 bps from 5.5% for the corresponding period in 2025.
Other Income (Expense)

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$1,033	$1,404	$(371)	(26.4)%
Interest expense	(26,742)	(27,884)	1,142	(4.1)%
Other (expense) income, net	(124,130)	(12,211)	(111,919)	916.5%
Total other expense, net	$(149,839)	$(38,691)	$(111,148)	287.3%
Interest income for the three months ended March 28, 2026 was $1.0 million, a decrease of $0.4 million, or 26.4%, driven primarily from lower interest earning asset balances.
Interest expense for the three months ended March 28, 2026 was $26.7 million, a decrease of $1.1 million, or 4.1%, compared to $27.9 million in the corresponding period in 2025 due primarily to lower average interest rates on our debt balances within our revolving credit facility.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Other expense, net for the three months ended March 28, 2026 was $124.1 million compared to $12.2 million for the corresponding period in 2025 due principally to the loss on assets held for sale of $118.0 million in connection with the CDMO and Cell Solutions Divestiture and venture capital and strategic equity investment losses and impairments of $1.1 million as compared to $10.4 million in 2025.
Income Taxes

	Three Months Ended
	March 28, 2026	March 29, 2025	$ change	% change
	(in thousands, except percentages)
Income (loss) before income taxes	$(29,942)	$35,978	$(65,920)	(183.2)%
Provision (benefit) for income taxes	(15,140)	10,100	(25,240)	(249.9)%
Effective tax rate	50.6%	28.1%		2,250 bps
Income tax benefit for the three months ended March 28, 2026 was $15.1 million, compared to income tax expense of $10.1 million for the corresponding period in 2025. Our effective tax rate was 50.6% for the three months ended March 28, 2026 compared to 28.1% for the corresponding period in 2025. The difference in our effective tax rate in the three months ended March 28, 2026 compared to the corresponding period in 2025 was primarily attributable to the tax effects of the $118.0 million loss on assets held for sale in connection with the CDMO and Cell Solutions Divestiture, as well accrued interest relating to acquired uncertain tax positions during the three months ended March 28, 2026.
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
The following table presents our cash, cash equivalents and short-term investments:

	March 28, 2026	December 27, 2025
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$1,406	$4,514
Held in non-U.S. entities	190,424	209,256
Total cash and cash equivalents	$191,830	$213,770
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Net income (loss)	$(14,802)	$25,878
Adjustments to reconcile net income to net cash provided by operating activities	161,958	144,532
Changes in assets and liabilities	(106,079)	1,287
Net cash provided by operating activities	$41,077	$171,697
Net cash provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, goodwill impairment, debt financing costs, deferred income taxes, write downs of inventories, provisions of credit losses, long-lived asset impairment changes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, changes in fair value of contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
During the three months ended March 28, 2026, our cash flows from operations were $41.1 million compared with $171.7 million for the same period in 2025. The decrease was primarily related to higher payments of variable compensation, specifically annual incentive based bonuses paid during the first quarter.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
The following table presents our net cash used in investing activities:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$(405,006)	$—
Capital expenditures	(55,908)	(59,324)
Investments, net	(5,570)	(3,700)
Proceeds from sale of businesses and assets, net	60,096	17,441
Other, net	(1,457)	104
Net cash used in investing activities	$(407,845)	$(45,479)
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions, periodically offset by cash from divestitures.
For the three months ended March 28, 2026, cash used in investing activities was primarily driven by the acquisition of the Cambodian NHP Supplier coupled with capital expenditures partially offset by proceeds from the sale of certain assets at our Wilmington, Massachusetts site.
For the three months ended March 29, 2025, cash used in investing activities was primarily driven by capital expenditures partially offset by proceeds from divestitures of certain site and business assets.
The following table presents our net cash provided by financing activities:

	Three Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$912,462	$416,341
Payments on long-term debt, revolving credit facility, and finance lease obligations	(355,676)	(149,394)
Proceeds from exercises of stock options	1,223	—
Purchase of treasury stock	(208,285)	(353,132)
Purchase of remaining equity interest of other redeemable noncontrolling interest	—	(19,140)
Other, net	(2,000)	—
Net cash provided by (used in) financing activities	$347,724	$(105,325)
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises.
For the three months ended March 28, 2026, net cash provided by financing activities was primarily driven by the following activity:
•Net proceeds of $557.7 million from our Credit Facility
•Treasury stock purchases of $200.0 million associated with our stock repurchase program and $8.3 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
For the three months ended March 29, 2025, net cash used in financing activities was primarily driven by the following activity:
•Net proceeds of $267.5 million from our Credit Facility
•Treasury stock purchases of $350.0 million associated with our stock repurchase program and $3.1 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $19.1 million for the remaining 8% equity interest in an other redeemable noncontrolling interest

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	March 28, 2026	December 27, 2025
	(in thousands)
Revolving facility	$1,165,073	$616,503
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,665,073	$2,116,503
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
Our off-balance sheet commitments related to our outstanding letters of credit as of March 28, 2026 and December 27, 2025 were $22.0 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, British Pound, and Canadian Dollar. During the three months ended March 28, 2026, the most significant drivers of foreign currency translation adjustment we recorded as part of Other comprehensive income (loss) were the British Pound, Canadian Dollar, Mauritian Rupee, Euro, Chinese Yuan, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income (loss) as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended March 28, 2026, our revenue would have decreased by $45.2 million, and our operating income would have decreased by $12.0 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
On October 29, 2025, our Board of Directors approved a stock repurchase program of $1.0 billion. During the three months ended March 28, 2026, we repurchased 1.1 million shares of common stock for $200.0 million under the stock repurchase program. As of March 28, 2026, we had $800.0 million remaining on the authorized $1.0 billion stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended March 28, 2026, we acquired less than 0.1 million shares for $8.3 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2025 as filed with the SEC on February 18, 2026. There have been no changes in the Company’s critical accounting policies during the three months ended March 28, 2026.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended March 28, 2026 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025 as filed with the SEC on February 18, 2026. Our interest rate and currency exchange rate risks are fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for fiscal year 2025 and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” herein.
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of March 28, 2026, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 28, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2025, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2025 as filed with the SEC on February 18, 2026, except as disclosed below.
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
In response to past cybersecurity incidents, we have implemented additional security safeguards and continually work to enhance existing safeguards; however, such efforts may not be successful, in which case we could suffer significant harm.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
We are at risk of being targeted, and we have in the past been victim to, business email compromise fraud, which results in payments being made to illegitimate bank accounts. Although these instances have not resulted in our incurring material losses, if similar instances occur in the future, we may incur such losses.
We have recently become aware of unauthorized access to certain information systems of the Company. The incident involved a social engineering attack in which a threat actor impersonated a trusted party and obtained employee access credentials from a small number of employees. We identified the incident and immediately activated our cyber incident response plan to contain the intrusion, assess and investigate the incident and implement remedial measures. Based on the information reviewed to date, we believe the unauthorized activity has been contained and did not result in any material disruption to our information systems. We are currently in the process of ascertaining what, if any, information was exfiltrated, including whether there was any compromise of sensitive and/or personal identifiable information contained within the accessed information systems. As of the date hereof, the Company believes that this cybersecurity incident has not had a material impact on the Company’s financial systems, operations or financial condition due in part to the Company’s previously implemented security safeguards.
As a result of this or any cybersecurity incident, we may be subject to business disruptions or governmental investigations, private litigation or other claims, which could result in fines, other monetary relief, or injunctive relief that could materially increase our data security costs, adversely impact how we operate our systems and collect and use personal information. If, as a result of any such governmental investigation, other investigation or claim, we are found to be in violation of applicable laws and regulations including, without limitation, any applicable data privacy and information security laws or regulations, we could be subject to legal risk, including governmental enforcement action and civil litigation, which could adversely affect our business, reputation, financial condition or results of operations. Defending any such litigation claim or enforcement action, regardless of merit, and whether successful or unsuccessful, and cooperating with regulatory investigations, could be expensive and time-consuming and adversely affect our business, reputation, results of operations or financial condition. In addition, we may be adversely impacted by reputational harm or a loss of confidence in the security and integrity of our information systems among customers, employees and business partners. There can be no assurance, however, that this cybersecurity incident or any future cybersecurity incidents will not have a material impact on the Company’s future operations, financial systems or financial condition.
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
For information regarding our processes and practices related to information and cybersecurity, please see our Annual Report on Form 10-K for fiscal year 2025 as filed with the SEC on February 18, 2026, specifically Section 1C “Cybersecurity”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended March 28, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
December 28, 2025 to January 24, 2026	158	$200.95	—	$1,000,000
January 25, 2026 to February 21, 2026	38,961	211.68	—	1,000,000
February 22, 2026 to March 28, 2026	1,135,552	176.13	1,135,516	800,000
Total	1,174,671		1,135,516
On October 29, 2025, our Board of Directors approved, in aggregate, a stock repurchase program of $1.0 billion. During the three months ended March 28, 2026, we repurchased 1.1 million shares of common stock for $200.0 million under the stock

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
repurchase program. As of March 28, 2026, we had $800.0 million remaining on the authorized $1.0 billion stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended March 28, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:
•On March 4, 2026, Shannon Parisotto, our Corporate Executive Vice President Global Discovery and Safety Assessment, entered into a Rule 10b5-1 trading arrangement for the sale of up to 16,131 shares of common stock. The arrangement’s expiration date is January 31, 2027.
•On March 6, 2026, James Foster, one of our directors, terminated a Rule 10b5-1 trading arrangement, dated March 6, 2025, for the sale of up to 168,463 shares of common stock. Mr. Foster did not sell any shares pursuant to such plan, which, absent such termination, would have expired on August 21, 2027.
•On March 6, 2026, Mr. Foster entered into a Rule 10b5-1 trading arrangement for the sale of up to 193,463 shares of common stock. The arrangement’s expiration date is June 7, 2028.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 7, 2026	/s/ BIRGIT GIRSHICK
Birgit Girshick Chief Executive Officer

May 7, 2026	/s/ GLENN COLEMAN
Glenn Coleman Corporate Executive Vice President and Chief Financial Officer