Form 10-Q
period 2026-06-27
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2026-08-05
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 27, 2026

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2026, there were 47,738,872 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2026

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the three and six months ended June 27, 2026 and June 28, 2025	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 27, 2026 and June 28, 2025	4
	Condensed Consolidated Balance Sheets (Unaudited) as of June 27, 2026 and December 27, 2025	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 27, 2026 and June 28, 2025	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three and six months ended June 27, 2026 and June 28, 2025	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	Overview	29
	Results of Operations	32
	Liquidity and Capital Resources	39
	Critical Accounting Policies and Estimates	41
	Recent Accounting Pronouncements	41
3	Quantitative and Qualitative Disclosure About Market Risk	42
4	Controls and Procedures	42
PART II - OTHER INFORMATION
1	Legal Proceedings	43
1A	Risk Factors	43
2	Unregistered Sales of Equity Securities and Use of Proceeds	44
5	Other Information	44
6	Exhibits	45

Signatures		46

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
Forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2025 (2025 Form 10-K), under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and in our other filings with the Securities and Exchange Commission. Except to the extent required by applicable law, we do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Service revenue	$808,287	$840,836	$1,606,439	$1,638,759
Product revenue	195,791	191,299	393,469	377,544
Total revenue	1,004,078	1,032,135	1,999,908	2,016,303
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	552,007	584,876	1,160,914	1,162,304
Cost of products sold (excluding amortization of intangible assets)	88,697	90,192	180,956	179,200
Selling, general and administrative	228,897	191,549	388,319	369,348
Amortization of intangible assets	14,589	65,384	29,934	130,648
Operating income	119,888	100,134	239,785	174,803
Other income (expense)
Interest income	1,032	1,097	2,065	2,501
Interest expense	(30,340)	(29,967)	(57,082)	(57,851)
Other (expense) income, net	(37,410)	154	(161,540)	(12,057)
Income before income taxes	53,170	71,418	23,228	107,396
Provision for income taxes	53,930	18,725	38,790	28,825
Net income (loss)	(760)	52,693	(15,562)	78,571
Less: Net income attributable to noncontrolling interests	722	367	763	776
Net income (loss) attributable to common shareholders	$(1,482)	$52,326	$(16,325)	$77,795

Earnings (loss) per common share
Basic	$(0.03)	$1.06	$(0.34)	$1.56
Diluted	$(0.03)	$1.06	$(0.34)	$1.55

Weighted-average number of common shares outstanding
Basic	48,021	49,149	48,486	49,913
Diluted	48,021	49,316	48,486	50,089

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (loss)	$(760)	$52,693	$(15,562)	$78,571
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,516)	121,220	(34,696)	181,601
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	893	457	1,787	865
Other comprehensive income (loss), before income taxes	(8,623)	121,677	(32,909)	182,466
Less: Income tax expense (benefit) related to items of other comprehensive income	(3,122)	20,371	(7,715)	29,919
Comprehensive income (loss), net of income taxes	(6,261)	153,999	(40,756)	231,118
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	168	2,894	(225)	2,445
Comprehensive income (loss) attributable to Charles River Laboratories International, Inc., net of income taxes	$(6,429)	$151,105	$(40,531)	$228,673

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 27, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$192,025	$213,770
Trade receivables and contract assets, net of allowances for credit losses of $8,715 and $10,463, respectively	711,755	708,856
Inventories	346,260	299,103
Prepaid assets	100,409	96,108
Other current assets	178,657	129,212
Total current assets	1,529,106	1,447,049
Property, plant and equipment, net	1,494,914	1,655,219
Venture capital and strategic equity investments	206,470	206,972
Operating lease right-of-use assets, net	330,247	361,415
Goodwill	3,076,851	2,764,253
Intangible assets, net	253,174	339,995
Deferred tax assets	53,827	67,334
Other assets	587,556	293,185
Total assets	$7,532,145	$7,135,422
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$140,983	$148,800
Accrued compensation	187,835	268,854
Deferred revenue	203,035	210,418
Accrued liabilities	380,101	270,085
Other current liabilities	222,792	222,158
Total current liabilities	1,134,746	1,120,315
Long-term debt, net and finance leases	2,619,985	2,136,360
Operating lease right-of-use liabilities	407,708	434,048
Deferred tax liabilities	78,668	95,203
Other long-term liabilities	402,511	138,302
Total liabilities	4,643,618	3,924,228
Commitments and contingencies (Notes 2, 12, 14, and 16)
Redeemable noncontrolling interests	42,537	41,263
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,550 shares issued and 47,728 shares outstanding as of June 27, 2026, and 49,217 shares issued and outstanding as of December 27, 2025	496	492
Additional paid-in capital	1,986,023	1,947,301
Retained earnings	1,372,295	1,388,620
Treasury stock, at cost, 1,822 and zero shares, as of June 27, 2026 and December 27, 2025, respectively	(323,189)	—
Accumulated other comprehensive loss	(195,989)	(171,783)
Total Charles River Laboratories International, Inc. equity	2,839,636	3,164,630
Nonredeemable noncontrolling interest	6,354	5,301
Total equity	2,845,990	3,169,931
Total liabilities, redeemable noncontrolling interests and equity	$7,532,145	$7,135,422
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash flows relating to operating activities
Net income (loss)	$(15,562)	$78,571
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,441	239,871
Long-lived asset impairments	26,279	31,203
Stock-based compensation	42,162	30,184
Deferred income taxes	12,077	(41,030)
Write down of inventories	3,165	11,067
(Gains) losses and impairments on venture capital and strategic equity investments, net	(6,936)	12,899
Gain on sale of assets	(38,484)	—
Provision for credit losses	1,124	2,191
(Gain) loss on divestitures, net	181,386	(3,376)
Other, net	(12,595)	2,266
Changes in assets and liabilities:
Trade receivables and contract assets, net	(87,135)	(18,490)
Inventories	43,747	(13,953)
Accounts payable	21,276	16,241
Accrued compensation	(64,858)	38,990
Deferred revenue	5,593	11,306
Customer contract deposits	(4,543)	568
Other assets and liabilities, net	(20,335)	(22,208)
Net cash provided by operating activities	220,802	376,300
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(467,254)	—
Capital expenditures	(87,013)	(94,622)
Purchases of investments and contributions to venture capital investments	(11,805)	(8,090)
Proceeds from sale of investments	11,059	2,106
Proceeds from sale of businesses and assets, net	176,563	17,441
Other, net	(1,298)	347
Net cash used in investing activities	(379,748)	(82,818)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,265,258	963,363
Payments on long-term debt, revolving credit facility, and finance lease obligations	(745,927)	(887,706)
Proceeds from exercises of stock options	1,620	1
Purchase of treasury stock	(323,881)	(360,484)
Payments of contingent consideration	(11,400)	(21,822)
Purchase of remaining equity interests of other redeemable noncontrolling interest	—	(19,140)
Other, net	(2,607)	(6,458)
Net cash provided by (used in) financing activities	183,063	(332,246)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	467	17,934
Net change in cash, cash equivalents, and restricted cash	24,584	(20,830)
Cash, cash equivalents, and restricted cash, beginning of period	215,997	205,570
Cash, cash equivalents, and restricted cash, end of period	$240,581	$184,740

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 27, 2025	$41,263	49,217	$492	$1,947,301	$1,388,620	$(171,783)	—	$—	$3,164,630	$5,301	$3,169,931
Net income (loss)	(477)	—	—	—	(14,843)	—	—	—	(14,843)	518	(14,325)
Other comprehensive income (loss), net of tax	(434)	—	—	—	—	(19,259)	—	—	(19,259)	—	(19,259)
Dividends declared to noncontrolling interests	(2,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	3,548	—	—	(3,548)	—	—	—	—	(3,548)	—	(3,548)
Issuance of stock under employee compensation plans	—	125	1	1,222	—	—	—	—	1,223	—	1,223
Purchase of treasury shares	—	—	—	—	—	—	1,175	(208,285)	(208,285)	—	(208,285)
Share repurchase excise tax	—	—	—	—	—	—	—	(1,705)	(1,705)	—	(1,705)
Stock-based compensation	—	—	—	22,381	—	—	—	—	22,381	—	22,381
March 28, 2026	$41,900	49,342	$493	$1,967,356	$1,373,777	$(191,042)	1,175	$(209,990)	$2,940,594	$5,819	$2,946,413
Net income (loss)	187	—	—	—	(1,482)	—	—	—	(1,482)	535	(947)
Other comprehensive loss, net of tax	(554)	—	—	—	—	(4,947)	—	—	(4,947)	—	(4,947)
Dividends declared to noncontrolling interests	(606)	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	1,610	—	—	(1,610)	—	—	—	—	(1,610)	—	(1,610)
Issuance of stock under employee compensation plans	—	208	3	496	—	—	—	—	499	—	499
Purchase of treasury shares	—	—	—	—	—	—	647	(112,437)	(112,437)	—	(112,437)
Share repurchase excise tax	—	—	—	—	—	—	—	(762)	(762)	—	(762)
Stock-based compensation	—	—	—	19,781	—	—	—	—	19,781	—	19,781
June 27, 2026	42,537	49,550	496	1,986,023	1,372,295	(195,989)	1,822	(323,189)	2,839,636	6,354	2,845,990

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 28, 2024	$41,126	51,141	$511	$1,966,237	$1,812,100	$(317,345)	—	$—	$3,461,503	$5,449	$3,466,952
Net income	75	—	—	—	25,469	—	—	—	25,469	334	25,803
Other comprehensive income (loss), net of tax	(858)	—	—	—	—	52,099	—	—	52,099	—	52,099
Adjustment of redeemable noncontrolling interests to redemption value	1,320	—	—	(1,320)	—	—	—	—	(1,320)	—	(1,320)
Issuance of stock under employee compensation plans	—	60	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	2,086	(353,132)	(353,132)	—	(353,132)
Share repurchase excise tax	—	—	—	—	—	—	—	(3,419)	(3,419)	—	(3,419)
Stock-based compensation	—	—	—	13,135	—	—	—	—	13,135	—	13,135
March 29, 2025	$41,663	51,201	$512	$1,978,052	$1,837,569	$(265,246)	2,086	$(356,551)	$3,194,336	$5,783	$3,200,119
Net income (loss)	(159)	—	—	—	52,326	—	—	—	52,326	526	52,852
Other comprehensive income, net of tax	2,527	—	—	—	—	98,779	—	—	98,779	—	98,779
Adjustment of redeemable noncontrolling interest to redemption value	2,383	—	—	(2,383)	—	—	—	—	(2,383)	—	(2,383)
Dividends declared to noncontrolling interests	(6,458)	—	—	—	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	—	143	1	—	—	—	—	—	1	—	1
Purchase of treasury shares	—	—	—	—	—	—	50	(6,787)	(6,787)	—	(6,787)
Stock-based compensation	—	—	—	17,049	—	—	—	—	17,049	—	17,049
June 28, 2025	39,956	51,344	513	1,992,718	1,889,895	(166,467)	2,136	(363,338)	3,353,321	6,309	3,359,630

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
Newly Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivables and Contract Assets.” ASU 2025-05 provides a practical expedient to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset if the expected credit losses were estimated under the reasonable and supportable approach. The ASU was effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption was permitted, and if practical expedient is elected, the amendments in this update should be applied on a prospective basis. The Company’s adoption of this standard on a prospective basis in the three and six month periods ended June 27, 2026 did not have a significant impact on the unaudited condensed consolidated financial statements and the related disclosures.
Newly Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350 - 40) - Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including the methods that entities may use to develop software in the future. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU may be adopted using either a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company is currently evaluating the impact this new standard will have on the condensed consolidated financial statements and the related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40)” which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. The Company is currently evaluating the impact this new standard will have on the related disclosures in the condensed consolidated financial statements.
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
The Company’s RMS reportable segment includes products and services offered within Research Models, Research Model Services, and Cell Solutions. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of clients’ research operations (including recruitment, training, staffing, and management services) within the clients’ facilities and utilizing the Charles River Accelerator and Development Lab (CRADL™) offerings, which provide vivarium space to clients, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models. In May 2026, the Company sold the Cell Solutions business, reported in the RMS segment, which supplied controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow as well as cells from disease state donors.
The Company’s DSA reportable segment includes discovery and safety assessment services. The Company provides regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro (non-animal), in vivo (in research models) and in silico studies, laboratory support services, including bioanalytical and strategic non-clinical consulting and program management to support product development. In May 2026, the Company sold certain European Discovery Services businesses.
The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro lot-release testing products, microbial detection products, and species identification services and Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions). In May 2026, the Company sold the contract development and manufacturing products and services (CDMO) business, reported in the Manufacturing segment.
2. ACQUISITIONS AND DIVESTITURES.
Fiscal 2026 Acquisitions
PathoQuest SAS
On April 17, 2026, the Company completed the acquisition of an additional 79% equity interest in PathoQuest SAS (PathoQuest), a provider of next-generation sequencing solutions for manufacturing quality-control testing for biopharmaceutical companies, resulting in a 100% controlling interest. The total consideration for the PathoQuest acquisition was $67.6 million, net of $0.5 million acquired cash. This amount consists of $62.3 million of cash consideration, $5.6 million representing the fair value for the 21% strategic equity interest previously owned by the Company, and an offsetting estimated post-closing adjustment for working capital of $0.3 million. The acquisition was funded through a combination of cash on hand and borrowings under the Credit Facility. PathoQuest’s results are reported within the Company’s Manufacturing reportable segment. The Company incurred transaction and integration costs in connection with the acquisition of $1.3 million and $1.9 million for the three and six months ended June 27, 2026, respectively, which was included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income (loss). Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been presented separately because PathoQuest financial results are not significant to the Company’s consolidated financial results.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
K.F. Cambodia
On January 14, 2026, the Company completed the acquisition of certain assets of K.F. Cambodia Ltd (Cambodian NHP Supplier), a leading supplier of non-human primates (NHPs) located in Cambodia. The preliminary purchase price for the Cambodian NHP Supplier was $507.3 million, consisting of $335.0 million paid at closing and $172.3 million representing the acquisition date fair value of deferred consideration, which is payable upon the satisfaction of certain post-close conditions. As of June 27, 2026, $105.0 million of deferred consideration remains to be paid which is recorded in Accrued liabilities on the unaudited condensed consolidated balance sheets. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. The Company incurred transaction and integration costs in connection with the acquisition of $6.0 million and $12.5 million for the three and six months ended June 27, 2026, respectively, which was included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income (loss). Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been presented separately because the Cambodian NHP Supplier’s financial results are not significant when compared to the Company’s consolidated financial results.
Purchase Price Information
The preliminary purchase price allocations were as follows:

	PathoQuest SAS(1)	Cambodian NHP Supplier(1)
	April 17, 2026	January 14, 2026
	(in thousands)
Trade receivables	$866	$—
Inventories	841	114,688
Other current assets (excluding cash)	2,034	—
Property, plant and equipment, net	2,223	9,858
Operating lease right-of-use asset, net	1,941	—
Goodwill (2)	41,574	335,906
Intangible assets, net	20,033	—
Other assets (3)	8,598	282,517
Deferred revenue	(881)	—
Other current liabilities	(6,259)	(2,414)
Operating lease right-of-use liabilities	(1,954)	—
Other long-term liabilities (4)	(1,455)	(233,296)
Total purchase price allocation	$67,561	$507,259

(1) Purchase price allocation is preliminary and subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

(2) The goodwill resulting from these transactions is primarily attributable to the potential growth of the Company’s segments from new customers introduced to the acquired businesses or synergies to be realized from acquiring an internal supplier servicing the DSA business and the assembled workforce of the acquirees. With the exception of $102.6 million of goodwill related to the Cambodian NHP Supplier, which will be deductible for tax purposes upon making the remaining deferred payments, goodwill is not deductible for tax purposes.

(3) Other assets acquired resulting from Cambodian NHP Supplier include $283.0 million of biological assets, which will be amortized over an estimated eleven year useful life.
(4) Cambodian NHP Supplier other long-term liabilities include pre-acquisition uncertain tax positions of the seller associated with the acquired assets.
Measurement period adjustments recorded during the period, as well as the related effects on current period earnings, were immaterial.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The definite-lived intangible assets acquired were as follows:

PathoQuest SAS
Definite-Lived Intangible Assets	(in thousands)
Client relationships	$5,085
Developed technology	14,948
Total definite-lived intangible assets	$20,033

Weighted Average Amortization Life
Client relationships	13
Developed technology	13
Total definite-lived intangible assets	13

Divestitures
The Company routinely evaluates the strategic fit and fundamental performance of its global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, the Company determined that certain capital could be better deployed in other long-term growth opportunities.
Divestiture of Certain European Discovery Services Businesses
On May 22, 2026, the Company sold certain European Discovery Services businesses (European Discovery Divestiture) to IQVIA Inc. (IQVIA) for a preliminary purchase price of $125.2 million in cash, net of costs to sell and subject to certain customary closing adjustments. The Company may also earn up to $10.0 million of contingent payments, which are tied to future performance. The contingent payments have been valued at $2.8 million using a discounted probability weighted model. The results of the European Discovery Services businesses were reported in the Company’s DSA reportable segment. During the three and six months ended June 27, 2026, the Company recorded a pre-tax gain on the divestiture of $0.3 million within Other (expense) income, net on the unaudited condensed consolidated statements of income (loss).
Divestiture of CDMO and Cell Solutions
On May 6, 2026, the Company sold its CDMO and Cell Solutions businesses (CDMO and Cell Solutions Divestiture) to GI Partners (GI) for net cash paid to the buyer of $12.4 million, net of costs to sell and subject to certain customary closing adjustments. Additionally, the Company may be required to fund up to $45.0 million of future EBITDA losses and capital expenditures of the divested businesses to GI over a four-year period, which is expected to be fully used by GI. Conversely, the Company may also earn up to $50.0 million of contingent payments, which are tied to future performance and achievement of milestones. The contingent payments receivable have been valued at $15.7 million using a discounted probability weighted model. The results of the CDMO and Cell Solutions businesses were reported in the Company’s Manufacturing reportable segment and RMS reportable segment, respectively. During the three and six months ended June 27, 2026, the Company recorded a pre-tax loss on the divestiture of $63.7 million and $181.7 million, respectively, within Other (expense) income, net on the unaudited condensed consolidated statements of income (loss). These businesses and the related assets and liabilities met the criteria for held-for-sale as of March 28, 2026, resulting in a pre-tax loss of $118.0 million recognized for the three months ended March 28, 2026, which represents the excess of its carrying value over the fair value less cost to sell.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As a result of the divestitures, the Company derecognized the net assets of the European Discovery Divestiture and CDMO and Cell Solutions Divestiture as follows:

	European Discovery Divestiture	CDMO and Cell Solutions Divestiture
	May 22, 2026	May 6, 2026
	(in thousands)
Assets
Current assets	$50,464	$67,330
Property, plant, and equipment, net	49,522	294
Operating lease right-of-use assets, net	19,083	—
Goodwill	37,701	—
Intangible assets, net	53,502	—
Other assets	1,268	14,285
Total assets	$211,540	$81,909

Liabilities
Current liabilities	37,177	33,709
Operating lease right-of-use liabilities	17,769	23,316
Long-term liabilities	31,671	2,925
Total liabilities	$86,617	$59,950

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$94,370	$97,748	$188,573	$194,752
Services and products transferred at a point in time	115,105	115,523	229,269	231,592
Total RMS revenue	209,475	213,271	417,842	426,344
DSA
Services and products transferred over time	605,935	617,865	1,202,168	1,209,385
Services and products transferred at a point in time	572	164	1,262	1,253
Total DSA revenue	606,507	618,029	1,203,430	1,210,638
Manufacturing
Services and products transferred over time	84,904	106,617	175,797	198,084
Services and products transferred at a point in time	103,192	94,218	202,839	181,237
Total Manufacturing revenue	188,096	200,835	378,636	379,321
Total revenue	$1,004,078	$1,032,135	$1,999,908	$2,016,303

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	June 27, 2026	December 27, 2025
	(in thousands)
Assets from contracts with customers
Client receivables	$524,810	$518,728
Unbilled revenue	195,660	200,591
Total	720,470	719,319
Less: Allowance for credit losses	(8,715)	(10,463)
Trade receivables and contract assets, net	$711,755	$708,856

Liabilities from contracts with customers
Current deferred revenue	$203,035	$210,418
Long-term deferred revenue (included in Other long-term liabilities)	48,137	45,632
Customer contract deposits (included in Other current liabilities)	100,447	106,599
Approximately 85% of unbilled revenue as of December 27, 2025, which was $201 million, was billed during the six months ended June 27, 2026. Approximately 85% of unbilled revenue as of December 28, 2024, which was $212 million, was billed during the six months ended June 28, 2025.
Approximately 70% of contract liabilities as of December 27, 2025, which was $256 million, were recognized as revenue during the six months ended June 27, 2026. Approximately 70% of contract liabilities as of December 28, 2024, which was $283 million, were recognized as revenue during the six months ended June 28, 2025.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $50 million and $43 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of June 27, 2026 and December 27, 2025, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Six Months Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Beginning balance	$10,463	$18,301
Provisions	1,124	2,191
Reductions	(2,872)	(7,654)
Ending balance	$8,715	$12,838
Net recoveries were $0.2 million during the six months ended June 27, 2026, while net provision expenses were $1.0 million during the six months ended June 28, 2025. These amounts include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 27, 2026. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases.” The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of June 27, 2026 was $699.9 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 50% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Performance Obligations
As part of the Company’s service offerings, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year, and recorded within service revenue. The Company recognized $8.7 million and $12.1 million in lease revenue during the three months ended June 27, 2026 and June 28, 2025. The Company recognized $20.9 million and $23.6 million in lease revenue during the six months ended June 27, 2026 and June 28, 2025. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.

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
The Company’s CODM evaluates the segments’ operating performance based on operating income. Operating income is the measure of profit or loss regularly provided to and used by the CODM to assess performance and allocate resources. Operating income is defined as revenue less costs of revenue; selling, general, and administrative expenses; and amortization of intangible assets. For each segment, the CODM uses operating income in the annual budgeting and quarterly forecasting process when comparing to actual results. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s CODM. The following table presents the results of operations by reportable segment:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)
RMS
Revenue	$209,475	$213,271	$417,842	$426,344
Cost of revenue (excluding amortization of intangible assets)	143,825	143,135	297,788	282,431
Selling, general and administrative	26,498	28,369	28,093	52,575
Amortization of intangible assets	2,875	5,981	5,911	11,947
Operating income	$36,277	$35,786	$86,050	$79,391

DSA
Revenue	$606,507	$618,029	$1,203,430	$1,210,638
Cost of revenue (excluding amortization of intangible assets)	412,340	421,907	847,500	842,050
Selling, general and administrative	60,115	60,270	107,639	125,563
Amortization of intangible assets	9,653	13,071	20,017	26,292
Operating income	$124,399	$122,781	$228,274	$216,733

Manufacturing
Revenue	$188,096	$200,835	$378,636	$379,321
Cost of revenue (excluding amortization of intangible assets)	84,539	110,026	196,582	217,023
Selling, general and administrative	35,890	32,416	65,603	66,448
Amortization of intangible assets	2,061	46,332	4,006	92,409
Operating income (loss)	$65,606	$12,061	$112,445	$3,441

Unallocated Corporate (1)
Selling, general and administrative	$106,394	$70,494	$186,984	$124,762
Operating loss	$(106,394)	$(70,494)	$(186,984)	$(124,762)

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)
Revenue
RMS	$209,475	$213,271	$417,842	$426,344
DSA	606,507	618,029	1,203,430	1,210,638
Manufacturing	188,096	200,835	378,636	379,321
Total revenue	$1,004,078	$1,032,135	$1,999,908	$2,016,303

Operating Income (Loss)
RMS	$36,277	$35,786	$86,050	$79,391
DSA	124,399	122,781	228,274	216,733
Manufacturing	65,606	12,061	112,445	3,441
Segment operating income	226,282	170,628	426,769	299,565
Unallocated Corporate	(106,394)	(70,494)	(186,984)	(124,762)
Operating income	$119,888	$100,134	$239,785	$174,803
Other income (expense):
Interest income	1,032	1,097	2,065	2,501
Interest expense	(30,340)	(29,967)	(57,082)	(57,851)
Other (expense) income, net	(37,410)	154	(161,540)	(12,057)
Income (loss) before income taxes	$53,170	$71,418	$23,228	$107,396

Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	RMS	DSA	Manufacturing	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
June 27, 2026	$4,989	$20,433	$5,634	$49	$31,105
June 28, 2025	3,640	18,500	11,161	1,997	35,298
Six Months Ended:
June 27, 2026	$16,557	$57,942	$11,908	$606	$87,013
June 28, 2025	10,926	53,021	28,440	2,235	94,622

Depreciation and amortization (1)
Three Months Ended:
June 27, 2026	$15,733	$41,633	$7,389	$2,535	$67,290
June 28, 2025	19,710	42,575	55,343	1,879	119,507
Six Months Ended:
June 27, 2026	$31,873	$81,547	$15,788	$5,233	$134,441
June 28, 2025	41,471	84,659	109,966	3,775	239,871
(1) Depreciation and amortization includes both inventory step up amortization expense and biological assets amortization expense.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Three Months Ended:
June 27, 2026	$539,861	$263,074	$127,508	$60,517	$13,118	$1,004,078
June 28, 2025	549,860	281,859	135,585	54,503	10,328	1,032,135

Six Months Ended:
June 27, 2026	$1,083,670	$540,651	$237,075	$115,998	$22,514	$1,999,908
June 28, 2025	1,086,815	545,109	260,938	96,445	26,996	2,016,303

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Property, plant and equipment, net
June 27, 2026	$836,050	$396,869	$159,070	$60,569	$42,356	$1,494,914
December 27, 2025	919,236	468,638	163,337	61,814	42,194	1,655,219
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Cash paid for income taxes	$17,777	$73,988
Cash paid for interest	53,199	55,115
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$23,001	$25,367
Assets acquired under finance leases	2,298	13
Cash, cash equivalents and restricted cash are included in the accompanying unaudited condensed consolidated balance sheets as follows:

	June 27, 2026	June 28, 2025
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$192,025	$182,824
Restricted cash included in Other current assets	24,427	398
Restricted cash included in Other assets	24,129	1,518
Cash, cash equivalents, and restricted cash, end of period	$240,581	$184,740

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of other assets included in the accompanying unaudited condensed consolidated balance sheets is as follows:

	June 27, 2026	December 27, 2025
	(in thousands)
Bearer biological assets	$391,609	$135,647
Assets held for sale	—	21,223
Life insurance policies	83,273	66,318
Restricted cash	24,129	1,561
Long-term pension assets	36,984	37,256
Other long-term assets	51,561	31,180
Other assets	$587,556	$293,185
Subsequent to June 27, 2026, the Company surrendered certain company-owned life insurance policies. In connection with these transactions, the Company received aggregate proceeds of approximately $58.1 million. The carrying value of these policies at June 27, 2026 was $59.5 million, resulting in an immaterial pre-tax loss which will be recognized in the third quarter.
The composition of other long-term liabilities included in the accompanying unaudited condensed consolidated balance sheets is as follows:

	June 27, 2026	December 27, 2025
	(in thousands)
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	$71,943	$68,440
Long term tax liability	211,137	15,339
Deferred revenue	48,137	45,632
Other	71,294	8,891
Other long-term liabilities	$402,511	$138,302
7. INVENTORY
Inventories
The composition of inventories is as follows:

	June 27, 2026	December 27, 2025
	(in thousands)
Raw materials and supplies	$32,094	$40,959
Work in process	60,056	88,743
Finished products	254,110	169,401
Inventories	$346,260	$299,103
Inventory step up amortization expense for the three months ended June 27, 2026 and June 28, 2025 was $1.5 million and $4.2 million, respectively. Inventory step up amortization expense for the six months ended June 27, 2026 and June 28, 2025 was $1.5 million and $10.4 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	June 27, 2026	December 27, 2025
	(in thousands)
Land	$72,702	$72,022
Buildings (1)	1,096,562	1,097,572
Machinery and equipment (1)	984,500	1,093,556
Leasehold improvements	348,871	438,230
Furniture and fixtures	23,528	27,873
Computer hardware and software (1)	287,586	284,913
Vehicles (1)	5,904	7,152
Construction in progress	135,503	171,604
Total	2,955,156	3,192,922
Less: Accumulated depreciation	(1,460,242)	(1,537,703)
Property, plant and equipment, net	$1,494,914	$1,655,219

(1) These balances include assets under finance leases.
In March 2026, the Company completed the sale of certain assets at the Wilmington, Massachusetts site. The assets consisted of office, laboratory and mixed-use buildings within our RMS segment and unallocated corporate, and was sold to an unrelated third party for cash consideration of $60.1 million, net of costs to sell. In conjunction with the sale, the Company has entered into a long-term operating lease for certain buildings to support RMS and unallocated corporate operations. Upon meeting the criteria for sale leaseback, the Company derecognized the book value of $21.6 million and recognized a pre-tax gain of $38.5 million. The gain was recognized within the RMS reportable segment and unallocated corporate for $23.2 million and $15.3 million, respectively, and is included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income (loss). As of December 27, 2025, the Company included the above assets as held for sale within Other assets on the unaudited condensed consolidated balance sheets.
Depreciation expense in the three months ended June 27, 2026 and June 28, 2025 was $39.3 million and $44.3 million, respectively. Depreciation expense in the six months ended June 27, 2026 and June 28, 2025 was $80.6 million and $87.7 million, respectively.
9. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Six Months Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Beginning balance	$125,696	$116,561
Capital contributions	9,716	8,000
Distributions	(11,649)	(3,868)
Gains (losses) and impairments	9,961	(8,952)
Foreign currency translation	(351)	2,290
Ending balance	$133,373	$114,031

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Six Months Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Beginning balance	$81,276	$101,789
Purchase of investments	2,000	2,241
Distributions	(1,062)	—
Gains (losses) and impairments	(3,025)	(3,947)
Foreign currency translation	(470)	1,959
Reduction for acquisition of entities	(5,622)	—
Ending balance	$73,097	$102,042
10. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 27, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Other assets measured at fair value:
Life insurance policies	$—	$75,331	$—	$75,331
Total assets measured at fair value	$—	$75,331	$—	$75,331

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$22,500	$22,500
Other long-term liabilities measured at fair value:
Contingent consideration	$—	$—	$22,500	$22,500
Total liabilities measured at fair value	$—	$—	$45,000	$45,000
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 27, 2026, there were no transfers between levels.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions and divestitures.

	Six Months Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Beginning balance	$30,000	$49,311
Additions	45,000	—
Payments	(30,000)	(25,000)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	—	1,819
Ending balance	$45,000	$26,130
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $45.0 million, the full value of which is accrued as of June 27, 2026.
Debt Instruments
The book value of the Company’s revolving loans are variable rate loans carried at amortized cost which approximates the fair value. The fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, and is deemed to be Level 2 within the fair value hierarchy.
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

	June 27, 2026		December 27, 2025
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$488,850	$500,000	$493,800
3.75% Senior Notes due 2029	500,000	478,000	500,000	483,550
4.00% Senior Notes due 2031	500,000	467,150	500,000	474,050
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	RMS	DSA (1)	Manufacturing (2)	Total
	(in thousands)
December 27, 2025	$510,844	$1,678,518	$574,891	$2,764,253
Acquisitions	—	335,906	39,786	375,692
Divestitures	—	(37,701)	—	(37,701)
Foreign exchange	(551)	(19,320)	(5,522)	(25,393)
June 27, 2026	$510,293	$1,957,403	$609,155	$3,076,851
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
(2) Manufacturing includes accumulated impairment losses of $380 million, which were recognized in fiscal years 2024 and 2025.
The increase in goodwill during the six months ended June 27, 2026 is primarily related to the acquisition of the Cambodian NHP Supplier in the DSA reportable segment; partially offset by the European Discovery Divestiture in the DSA reportable segment and the effect of foreign exchange.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	June 27, 2026			December 27, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$899,325	$(679,409)	$219,916	$1,325,779	$(1,016,198)	$309,581
Technology	130,650	(107,075)	23,575	142,084	(124,172)	17,912
Trademarks and trade names	4,703	(3,367)	1,336	8,882	(6,869)	2,013
Other	18,164	(9,817)	8,347	21,052	(10,563)	10,489
Intangible assets	$1,052,842	$(799,668)	$253,174	$1,497,797	$(1,157,802)	$339,995
The decrease in intangible assets for the six months ended June 27, 2026 related primarily to the derecognition of certain intangible assets associated with the European Discovery Divestiture and CDMO and Cell Solutions Divestiture, and to a lesser extent normal amortization over the useful lives.
The following table details amortization expense of definite-lived intangible assets:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)
Amortization expense	$14,589	$65,384	$29,934	$130,648
Amortization expense for the three and six months ended June 28, 2025 includes $35.5 million and $71.0 million of accelerated amortization expense as a result of a decrease in the remaining useful life of certain CDMO client relationships due to a loss of key customers in 2025.
12. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consist of the following:

	June 27, 2026	December 27, 2025
	(in thousands)
Revolving facility	$1,120,293	$616,503
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	7,240	7,842
Finance leases	9,848	27,876
Total debt and finance leases	2,637,381	2,152,221
Less:
Current portion of long-term debt	5,460	166
Current portion of finance leases	1,166	3,228
Current portion of long-term debt and finance leases	6,626	3,394
Long-term debt and finance leases	2,630,755	2,148,827
Debt discount and debt issuance costs	(10,770)	(12,467)
Long-term debt, net and finance leases	$2,619,985	$2,136,360
As of June 27, 2026 and December 27, 2025, the weighted average interest rate on the Company’s debt was 4.08% and 4.05%, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revolving Credit Facility
The Company has a revolving credit facility (Credit Facility) that provides for up to $2.0 billion of multi-currency revolving credit. The Credit Facility has a maturity date of December 2029, with no required scheduled payment before that date. The interest rates applicable to the Credit Facility are equal to (A) for revolving loans denominated in U.S. dollars, at the Company’s option, either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted SOFR rate plus 1.0%) or the adjusted SOFR rate, (B) for revolving loans denominated in euros, the adjusted EURIBOR rate and (C) for revolving loans denominated in sterling, the daily simple SONIA rate, in each case, plus an interest rate margin based upon the Company’s leverage ratio.
Letters of Credit
As of June 27, 2026 and December 27, 2025, the Company had $21.7 million and $22.0 million, respectively, in outstanding letters of credit.
13. EQUITY AND NONCONTROLLING INTERESTS
Earnings (Loss) Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)
Numerator:
Net income (loss)	$(760)	$52,693	$(15,562)	$78,571
Less: Net income attributable to noncontrolling interests	722	367	763	776
Net income (loss) attributable to common shareholders	(1,482)	52,326	(16,325)	77,795

Denominator:
Weighted-average shares outstanding - Basic	48,021	49,149	48,486	49,913
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	—	167	—	176
Weighted-average shares outstanding - Diluted	48,021	49,316	48,486	50,089

Anti-dilutive common stock equivalents (1)(2)	858	1,128	637	1,003

(1) Anti-dilutive common stock equivalents represent amounts outstanding related to employee stock options, RSUs and PSUs for all periods presented.
(2) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
On October 29, 2025, the Company’s Board of Directors approved a stock repurchase program of $1.0 billion. During the six months ended June 27, 2026, the Company repurchased 1.7 million shares of common stock for $300.0 million under the stock repurchase program. As of June 27, 2026, the Company had $700.0 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired 0.1 million shares during the six months ended June 27, 2026 and 0.1 million shares in the six months ended June 28, 2025, for $20.7 million and $9.9 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 27, 2025	$(120,167)	$(51,616)	$(171,783)
Other comprehensive income (loss)	(33,708)	1,787	(31,921)
Net current period other comprehensive income (loss)	(33,708)	1,787	(31,921)
Income tax (benefit) expense	(8,132)	417	(7,715)
June 27, 2026	$(145,743)	$(50,246)	$(195,989)
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
Noveprim
The Company holds a 90% ownership interest in Noveprim Group (Noveprim). The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of June 27, 2026, the redemption value of $42.5 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $5.2 million for the six months ended June 27, 2026. As of June 28, 2025, the redemption value of $40.0 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $3.7 million for the six months ended June 28, 2025.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not material during the three and six months ended June 27, 2026 and June 28, 2025.
14. INCOME TAXES
The Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands, except percentages)
Income before income taxes	$53,170	$71,418	$23,228	$107,396
Provision for income taxes	53,930	18,725	38,790	28,825
Effective tax rate	101.4%	26.2%	167.0%	26.8%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The difference in the effective tax rate for the three and six months ended June 27, 2026 compared to the corresponding prior year period was primarily attributable to the tax effects of the European Discovery and CDMO and Cell Solutions Divestitures, non-deductible transaction costs, and higher accrued interest relating to acquired uncertain tax positions.

For the three months ended June 27, 2026, the Company’s unrecognized tax benefits increased by $0.1 million to $158.2 million, primarily due to increases from acquisitions, offset by decreases from divestitures. For the three months ended June 27, 2026, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.1 million to $153.3 million for the same reasons discussed above. The accrued interest and penalties on unrecognized tax benefits were $32.7 million and $34.2 million, respectively, as of June 27, 2026.
The Company’s prepaid and accrued tax positions are as follows:

	June 27, 2026	December 27, 2025	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$141,913	$119,903	Other current assets
Accrued income taxes	45,027	39,016	Other current liabilities
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2022.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, France, Ireland, the U.K., and India. The Company does not anticipate resolution of these audits will have a material impact on its unaudited condensed consolidated financial statements.
15. RESTRUCTURING AND ASSET IMPAIRMENTS
The Company has undertaken restructuring actions within each of its reportable segments which include right-sizing the infrastructure, optimizing operations, and driving efficiency. This includes workforce right-sizing actions resulting in severance and transition costs; and costs related to the consolidation of facilities resulting in long-lived asset impairments (principally property, plant, and equipment and right-of-use assets), accelerated depreciation charges, and certain other costs. Generally, these actions are in response to recent macroeconomic impacts on the Company.
The following table presents restructuring costs by reportable segment:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)
RMS	$7,748	$7,419	$25,380	$8,843
DSA	7,007	16,076	13,887	33,618
Manufacturing	717	7,444	1,179	11,155
Unallocated corporate	7,585	1,261	14,191	2,429
Total	$23,057	$32,200	$54,637	$56,045

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	June 27, 2026			June 28, 2025
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$1,436	$13,699	$15,135	$(1,308)	$26,451	$25,143
Cost of products sold (excluding amortization of intangible assets)	(24)	528	504	(95)	1,425	1,330
Selling, general and administrative	841	6,577	7,418	5,130	597	5,727
Total restructuring costs	$2,253	$20,804	$23,057	$3,727	$28,473	$32,200

Six Months Ended
Cost of services provided (excluding amortization of intangible assets)	$6,227	$34,893	$41,120	$6,390	$39,624	$46,014
Cost of products sold (excluding amortization of intangible assets)	1,175	1,719	2,894	168	2,658	2,826
Selling, general and administrative	1,069	9,554	10,623	5,583	1,622	7,205
Total restructuring costs	$8,471	$46,166	$54,637	$12,141	$43,904	$56,045
Rollforward of Restructuring Activities
The following table provides a rollforward for the Company’s accrued restructuring costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Six Months Ended June 27, 2026
Beginning balance	$23,005	$—	$—	$23,005
Expense	8,471	26,086	20,080	54,637
Payments / utilization	(15,794)	—	(16,408)	(32,202)
Other non-cash adjustments	—	(26,086)	(3,672)	(29,758)
Foreign currency adjustments	(114)	—	—	(114)
Ending Balance	$15,568	$—	$—	$15,568

Six Months Ended June 28, 2025
Beginning balance	$24,469	$—	$875	$25,344
Expense	12,141	31,062	12,842	56,045
Payments / utilization	(20,020)	—	(12,458)	(32,478)
Other non-cash adjustments	—	(31,062)	(1,259)	(32,321)
Foreign currency adjustments	474	—	—	474
Ending Balance	$17,064	$—	$—	$17,064
As of June 27, 2026 and December 27, 2025, $15.6 million and $23.0 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. COMMITMENTS AND CONTINGENCIES
Litigation
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the then current Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2024, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. On August 15, 2025, the U.S. Court of Appeals for the First Circuit reversed in part the district court’s dismissal on the pleadings of the securities fraud claims. The case returned to U.S. District Court for the District of Massachusetts. On October 16, 2025, the plaintiff filed a motion to withdraw the State Teachers Retirement System of Ohio as lead plaintiff, due to lack of statutory standing, and substitute Oklahoma Firefighters Pension and Retirement System. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the then current Chief Executive Officer; David R. Smith, a former Chief Financial Officer; and Flavia Pease, the then current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the Company’s Code of Business Conduct and Ethics. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. Both of these lawsuits are currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
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
Our client base includes major global pharmaceutical companies; many biotechnology companies; agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions, and government agencies around the world.
Segment Reporting
Our three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Solutions (Manufacturing).
Our RMS reportable segment includes the products and services offered within Research Models, Research Model Services, and Cell Solutions. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services) within our clients’ facilities as well as our own vivarium space, utilizing our Charles River Accelerator and Development Lab (CRADL™) offerings, Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; and Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models. In May 2026, we sold the Cell Solutions business, reported in the RMS segment, which provided controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood and bone marrow as well as cells from disease state donors.
Our DSA segment is comprised of Discovery and Safety Assessment services. We provide regulated and non-regulated DSA services to support the discovery, development, and regulatory-required safety testing of potential new drugs, including in vitro (non-animal), in vivo (in research models) and in silico studies, laboratory support services, including bioanalytical and strategic non-clinical consulting and program management to support product development. In May 2026, we sold certain European Discovery Services businesses.
Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro lot-release testing products, microbial detection products, and species identification services and Biologics Solutions (Biologics), which performs specialized testing of biologics (Biologics Testing Solutions). In May 2026, we sold the contract development and manufacturing products and services (CDMO) business, reported in the Manufacturing segment.
Fiscal Quarters
Our fiscal year is typically based on 52 weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week in the fourth quarter of the fiscal year is occasionally necessary to align with a December 31 calendar year-end.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Global Market Environment
We are continuing to see a cautious, but improving, spending environment from our client base, principally within our DSA segment as the challenging demand environment experienced in the recent prior quarters has persisted. As we continue to navigate these challenges in the current macroeconomic environment, DSA backlog increased slightly to $2.0 billion as of June 27, 2026 from $1.9 billion as of December 27, 2025.
In response to recent trends, we continue to implement cost savings initiatives focused on driving greater efficiencies, as well as restructuring actions that have been implemented over the past three years that were focused on workforce right-sizing and site optimization. More recently, efficiency initiatives have targeted incremental savings through process improvements, procurement synergies, and implementation of a global business services model. Collectively, these actions are expected to generate approximately $300 million in cumulative, annualized cost savings by the end of 2026, of which more than $175 million benefitted fiscal year 2025. Workforce right-sizing actions resulted in severance and transition costs while costs related to the consolidation of facilities to optimize our global footprint and drive greater operating efficiency across the company resulted in asset impairments, accelerated depreciation, and other site consolidation charges. We incurred restructuring charges of $23.1 million and $54.6 million during the three and six months ended June 27, 2026, and $99.8 million and $107.0 million during the fiscal years 2025 and 2024, respectively.
Recent Acquisitions
We make strategic acquisitions designed to expand our portfolio of products and services to support the drug discovery and development continuum. We maintain an acquisition strategy that focuses on augmenting internal growth of existing businesses with complementary acquisitions. Our recent transactions are described below.
On April 17, 2026, we completed the acquisition of an additional 79% equity interest in PathoQuest SAS (PathoQuest), for $67.6 million. The acquisition was funded through a combination of available cash and proceeds from the Credit Facility. This business is reported as part of our Manufacturing reportable segment. For more details, please see Note 2 – Acquisitions and Divestitures in Part I, Item 1.
On January 14, 2026, we completed the acquisition of certain assets of K.F. Cambodia Ltd (Cambodian NHP Supplier), a leading supplier of non-human primates (NHPs) located in Cambodia. The preliminary purchase price for the Cambodian NHP Supplier was $507.3 million, consisting of $335.0 million paid at closing and $172.3 million representing the acquisition date fair value of deferred consideration, which is payable upon the satisfaction of certain post-close conditions. As of June 27, 2026, $105.0 million of deferred consideration remains to be paid which is recorded in Accrued liabilities on the unaudited condensed consolidated balance sheets. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. For more details, please see Note 2 – Acquisitions and Divestitures in Part I, Item 1.
Recent Divestitures
We routinely evaluate the strategic fit and fundamental performance of our global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, we determined that certain capital could be better deployed in other long-term growth opportunities.
On May 22, 2026, we sold certain European Discovery Services businesses (European Discovery Divestiture) to IQVIA Inc. (IQVIA) for a preliminary purchase price of $125.2 million in cash, net of costs to sell and subject to certain customary closing adjustments. We may also earn up to $10.0 million of contingent payments, which are tied to future performance. The contingent payments have been valued at $2.8 million using a discounted probability weighted model. The results of the European Discovery Services businesses were reported in our DSA reportable segment. During the three and six months ended June 27, 2026, we recorded a gain on the divestiture of $0.3 million within Other (expense) income, net on the unaudited condensed consolidated statements of income (loss).
On May 6, 2026, we sold our CDMO and Cell Solutions businesses (CDMO and Cell Solutions Divestiture) to GI Partners (GI) for net cash paid to the buyer of $12.4 million, net of costs to sell and subject to certain customary closing adjustments. Additionally, we may be required to fund up to $45.0 million of future EBITDA losses and capital expenditures of the divested businesses over a four year period, which is expected to be fully used by GI. Conversely, we may also earn up to $50.0 million of contingent payments, which are tied to future performance and achievement of milestones. The contingent payments receivable have been valued at $15.7 million using a discounted probability weighted model. The results of the CDMO and Cell Solutions businesses were reported in our Manufacturing reportable segment and RMS reportable segment, respectively. During the three and six months ended June 27, 2026, we recorded a loss on the divestiture of $63.7 million and $181.7 million, respectively, within Other (expense) income, net on the unaudited condensed consolidated statements of income (loss).

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for the three months ended June 27, 2026 decreased $28.1 million, or 2.7%, to $1,004.1 million compared to $1,032.1 million in the corresponding period in 2025. Revenue for the six months ended June 27, 2026 decreased $16.4 million, or 0.8%, to $1,999.9 million compared to $2,016.3 million in the corresponding period in 2025. The decrease in revenue for both the three and six months ended June 27, 2026 was primarily due to a decrease in Manufacturing revenue driven by the sale of our CDMO business and DSA revenue driven by the European Discovery Divestiture, and to a lesser extent RMS revenue, due to decreased cell supply revenue, compared to the corresponding period in 2025.
For the three months ended June 27, 2026, our operating income and operating income as a percentage of revenue were $119.9 million and 11.9% respectively, compared to $100.1 million and 9.7% respectively, in the corresponding period of 2025. For the six months ended June 27, 2026, our operating income and operating income as a percentage of revenue were $239.8 million and 12.0% respectively, compared to $174.8 million and 8.7% respectively, in the corresponding period of 2025. The increases in operating income and operating income as a percentage of revenue for the three and six months ended June 27, 2026 were primarily driven by the gain on sale of certain assets at our Wilmington, Massachusetts site in the first quarter of 2026, lower accelerated amortization expense, and certain third-party legal costs incurred in fiscal year 2025; partially offset by the decrease in revenue described above and higher acquisition, integration and divestiture costs, when compared to the corresponding period in 2025.
Net loss attributable to Charles River Laboratories International, Inc., common shareholders was $1.5 million in the three months ended June 27, 2026, compared to Net income attributable to Charles River Laboratories International Inc., common shareholders of $52.3 million in the corresponding period of 2025. Net loss attributable to Charles River Laboratories International, Inc., common shareholders was $16.3 million in the six months ended June 27, 2026, compared to Net income attributable to Charles River Laboratories International Inc., common shareholders of $77.8 million in the corresponding period of 2025. The decrease of $53.8 million for the three months ended June 27, 2026 was due principally to the CDMO and Cell Solutions Divestiture loss of $63.7 million recognized in the second quarter of 2026, partially offset by the increase in operating income described above, compared to the corresponding period in 2025. The decrease of $94.1 million for the six months ended June 27, 2026 was due principally to the CDMO and Cell Solutions Divestiture loss of $181.7 million recognized in the first half of 2026, partially offset by the increase in operating income described above, compared to the corresponding period in 2025.
During the six months ended June 27, 2026, our cash flows from operations were $220.8 million compared with $376.3 million for the same period in 2025. The decrease was primarily related to higher payments of variable compensation, specifically annual incentive based bonuses paid during the first quarter, as well as higher acquisition, integration and divestiture-related payments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change
	(in thousands, except percentages)
Service revenue	$808,287	$840,836	$(32,549)	(3.9)%
Product revenue	195,791	191,299	4,492	2.3%
Total revenue	$1,004,078	$1,032,135	$(28,057)	(2.7)%

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$209,475	$213,271	$(3,796)	(1.8)%	1.6%
DSA	606,507	618,029	(11,522)	(1.9)%	0.4%
Manufacturing	188,096	200,835	(12,739)	(6.3)%	1.1%
Total revenue	$1,004,078	$1,032,135	$(28,057)	(2.7)%	0.8%
The following table presents operating income by reportable segment:

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$36,277	$35,786	$491	1.4%	4.5%
DSA	124,399	122,781	1,618	1.3%	(0.3)%
Manufacturing	65,606	12,061	53,545	444.0%	6.6%
Unallocated corporate	(106,394)	(70,494)	(35,900)	50.9%	0.2%
Total operating income	$119,888	$100,134	$19,754	19.7%	1.8%
Operating income % of revenue	11.9%	9.7%		220 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$209,475	$213,271	$(3,796)	(1.8)%	1.6%
Cost of revenue (excluding amortization of intangible assets)	143,825	143,135	690	0.5%
Selling, general and administrative	26,498	28,369	(1,871)	(6.6)%
Amortization of intangible assets	2,875	5,981	(3,106)	(51.9)%
Operating income	$36,277	$35,786	$491	1.4%	4.5%
Operating income % of revenue	17.3%	16.8%		50 bps
RMS revenue decreased $3.8 million primarily driven by the divestiture of the Cell Solutions business, a decrease in service revenue and small research model product revenue in North America; partially offset by increases in small research model product revenue in China, and the effect of changes in foreign currency exchange rates compared to the corresponding period in 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
RMS operating income increased $0.5 million compared to the corresponding period in 2025. RMS operating income as a percentage of revenue for the three months ended June 27, 2026 was 17.3%, an increase of 50 bps from 16.8% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to a decrease in amortization of intangible assets related to the sale of the Cell Solutions business; partially offset with a decrease in revenue described above, specifically due to lower sales volume and an unfavorable geographic mix, compared to the corresponding period in 2025.
DSA

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$606,507	$618,029	$(11,522)	(1.9)%	0.4%
Cost of revenue (excluding amortization of intangible assets)	412,340	421,907	(9,567)	(2.3)%
Selling, general and administrative	60,115	60,270	(155)	(0.3)%
Amortization of intangible assets	9,653	13,071	(3,418)	(26.1)%
Operating income	$124,399	$122,781	$1,618	1.3%	(0.3)%
Operating income % of revenue	20.5%	19.9%		60 bps
DSA revenue decreased $11.5 million due primarily to the sale of certain European Discovery Services businesses; partially offset by higher revenue for regulated safety assessment services and the effect of changes in foreign currency exchange rates compared to the corresponding period in 2025.
DSA operating income increased $1.6 million during the three months ended June 27, 2026 compared to the corresponding period in 2025. DSA operating income as a percentage of revenue for the three months ended June 27, 2026 was 20.5%, an increase of 60 bps from 19.9% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to the decrease in amortization of intangible assets related to the European Discovery Divestiture, lower third-party legal costs associated with the investigations by the U.S. government into the NHP supply chain, and lower asset impairments recognized within Cost of revenue; partially offset with the decrease in revenue described above, compared to the corresponding period in 2025.
Manufacturing

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$188,096	$200,835	$(12,739)	(6.3)%	1.1%
Cost of revenue (excluding amortization of intangible assets)	84,539	110,026	(25,487)	(23.2)%
Selling, general and administrative	35,890	32,416	3,474	10.7%
Amortization of intangible assets	2,061	46,332	(44,271)	(95.6)%
Operating income	$65,606	$12,061	$53,545	444.0%	6.6%
Operating income % of revenue	34.9%	6.0%		2,890 bps
Manufacturing revenue decreased $12.7 million primarily due to the sale of the CDMO business; partially offset by increased revenue in our Microbial Solutions business driven primarily by higher endotoxin product revenue and the effect of changes in foreign currency exchange rates, compared to the corresponding period in 2025.
Manufacturing operating income increased $53.5 million during the three months ended June 27, 2026 compared to the corresponding period in 2025. Manufacturing operating income as a percentage of revenue for the three months ended June 27, 2026 was 34.9%, an increase of 2,890 bps from 6.0% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to the benefit from the divestiture of the CDMO business.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$106,394	$70,494	$35,900	50.9%	0.2%
Unallocated corporate % of revenue	10.6%	6.8%		380 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $35.9 million, or 50.9%, compared to the corresponding period in 2025 is primarily due to higher acquisition, integration and divestiture costs primarily associated with our previously discussed activities, and higher professional services fees related to enterprise-wide efficiency initiatives. Costs as a percentage of revenue for the three months ended June 27, 2026 was 10.6%, an increase of 380 bps from 6.8% for the corresponding period in 2025.
Other Income (Expense)

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$1,032	$1,097	$(65)	(5.9)%
Interest expense	(30,340)	(29,967)	(373)	1.2%
Other (expense) income, net	(37,410)	154	(37,564)	(24,392.2)%
Total other expense, net	$(66,718)	$(28,716)	$(38,002)	132.3%
Interest income for the three months ended June 27, 2026 was $1.0 million, a decrease of $0.1 million, or 5.9%, driven primarily from lower interest earning asset balances.
Interest expense for the three months ended June 27, 2026 was $30.3 million, an increase of $0.4 million, or 1.2%, compared to $30.0 million in the corresponding period in 2025 primarily due to non-cash interest expense recognized from the accretion of deferred purchase consideration associated with the Cambodian NHP Supplier acquisition; partially offset by lower average interest rates on our debt balances within our revolving credit facility.
Other expense, net for the three months ended June 27, 2026 was $37.4 million compared to Other income, net of $0.2 million for the corresponding period in 2025 primarily due to the loss of $63.7 million in connection with the CDMO and Cell Solutions Divestiture recognized in the second quarter of 2026; partially offset by a $18.9 million gain in the fair value of life insurance policies in the second quarter of 2026 compared to a $5.4 million gain in 2025 as well as $9.5 million of venture capital and strategic equity investment gains, net of impairments, in the second quarter of 2026 compared to $0.3 million of venture capital and strategic equity investment losses and impairments in 2025.
Income Taxes

	Three Months Ended
	June 27, 2026	June 28, 2025	$ change	% change
	(in thousands, except percentages)
Income before income taxes	$53,170	$71,418	$(18,248)	(25.6)%
Provision for income taxes	$53,930	$18,725	$35,205	188.0%
Effective tax rate	101.4%	26.2%		7,520 bps
Income tax expense for the three months ended June 27, 2026 was $53.9 million, an increase of $35.2 million compared to $18.7 million for the corresponding period in 2025. Our effective tax rate was 101.4% for the three months ended June 27, 2026 compared to 26.2% for the corresponding period in 2025. The increase in our effective tax rate in the three months ended June 27, 2026 compared to the corresponding period in 2025 was primarily attributable to the tax effects of the European Discovery and CDMO and Cell Solutions Divestitures, non-deductible transaction costs, and higher accrued interest relating to acquired uncertain tax positions.
Six Months Ended June 27, 2026 Compared to Six Months Ended June 28, 2025

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change
	(in thousands, except percentages)
Service revenue	$1,606,439	$1,638,759	$(32,320)	(2.0)%
Product revenue	393,469	377,544	15,925	4.2%
Total revenue	$1,999,908	$2,016,303	$(16,395)	(0.8)%

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
RMS	$417,842	$426,344	$(8,502)	(2.0)%	2.4%
DSA	1,203,430	1,210,638	(7,208)	(0.6)%	1.3%
Manufacturing	378,636	379,321	(685)	(0.2)%	2.4%
Total revenue	$1,999,908	$2,016,303	$(16,395)	(0.8)%	1.8%
The following table presents operating income by reportable segment:

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change(1)	Impact of FX(1)
	(in thousands, except percentages)
RMS	$86,050	$79,391	$6,659	8.4%	6.1%
DSA	228,274	216,733	11,541	5.3%	(1.2)%
Manufacturing	112,445	3,441	109,004	NM	NM
Unallocated corporate	(186,984)	(124,762)	(62,222)	49.9%	0.8%
Total operating income	$239,785	$174,803	$64,982	37.2%	2.6%
Operating income % of revenue	12.0%	8.7%		330 bps
(1) “NM” indicates that the percentage change is not meaningful due to the magnitude of the increase or (decrease).
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$417,842	$426,344	$(8,502)	(2.0)%	2.4%
Cost of revenue (excluding amortization of intangible assets)	297,788	282,431	15,357	5.4%
Selling, general and administrative	28,093	52,575	(24,482)	(46.6)%
Amortization of intangible assets	5,911	11,947	(6,036)	(50.5)%
Operating income	$86,050	$79,391	$6,659	8.4%	6.1%
Operating income % of revenue	20.6%	18.6%		200 bps
RMS revenue decreased $8.5 million primarily driven by the divestiture of the Cell Solutions business as well as a decrease in service revenue, large research model product revenue, and small research model product revenue in North America; partially offset by an increase in small research model product revenue in China and the effect of changes in foreign currency exchange rates compared to the corresponding period in 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
RMS operating income increased $6.7 million compared to the corresponding period in 2025. RMS operating income as a percentage of revenue for the six months ended June 27, 2026 was 20.6%, an increase of 200 bps from 18.6% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to lower site consolidation charges and the gain on sale of certain assets at our Wilmington, Massachusetts site recognized within Selling, general and administrative expenses and a decrease in amortization of intangible assets related to the sale of the Cell Solutions business; partially offset by an increase in asset impairments recognized within Cost of revenue and the lower revenue described above, compared to the corresponding period in 2025.
DSA

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$1,203,430	$1,210,638	$(7,208)	(0.6)%	1.3%
Cost of revenue (excluding amortization of intangible assets)	847,500	842,050	5,450	0.6%
Selling, general and administrative	107,639	125,563	(17,924)	(14.3)%
Amortization of intangible assets	20,017	26,292	(6,275)	(23.9)%
Operating income	$228,274	$216,733	$11,541	5.3%	(1.2)%
Operating income % of revenue	19.0%	17.9%		110 bps
DSA revenue decreased $7.2 million primarily due to the sale of certain European Discovery Services businesses; partially offset by higher revenue for regulated safety assessment services and the effect of changes in foreign currency exchange rates, compared to the corresponding period in 2025.
DSA operating income increased $11.5 million during the six months ended June 27, 2026 compared to the corresponding period in 2025. DSA operating income as a percentage of revenue for the six months ended June 27, 2026 was 19.0%, an increase of 110 bps from 17.9% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to lower third-party legal costs associated with the investigations by the U.S. government into the NHP supply chain, and lower restructuring activities, including asset impairments recognized within Cost of revenue; partially offset with the decrease in revenue described above, compared to the corresponding period in 2025.
Manufacturing

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change(1)	Impact of FX(1)
	(in thousands, except percentages)
Revenue	$378,636	$379,321	$(685)	(0.2)%	2.4%
Cost of revenue (excluding amortization of intangible assets)	196,582	217,023	(20,441)	(9.4)%
Selling, general and administrative	65,603	66,448	(845)	(1.3)%
Amortization of intangible assets	4,006	92,409	(88,403)	(95.7)%
Operating income (loss)	$112,445	$3,441	$109,004	NM	NM
Operating income (loss) % of revenue	29.7%	0.9%		2,880 bps
(1) “NM” indicates that the percentage change is not meaningful due to the magnitude of the increase or (decrease).
Manufacturing revenue decreased $0.7 million primarily due to the sale of the CDMO business; partially offset by increased revenue in our Microbial Solutions business driven primarily by higher endotoxin product revenue and the effect of changes in foreign currency exchange rates, compared to the corresponding period in 2025.
Manufacturing operating income increased $109.0 million during the six months ended June 27, 2026 compared to the corresponding period in 2025. Manufacturing operating income as a percentage of revenue for the six months ended June 27, 2026 was 29.7%, an increase of 2,880 bps from 0.9% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to the benefit from the divestiture of the CDMO business.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$186,984	$124,762	$62,222	49.9%	0.8%
Unallocated corporate % of revenue	9.3%	6.2%		310 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $62.2 million, or 49.9%, compared to the corresponding period in 2025 is primarily due to higher acquisition, integration and divestiture costs primarily associated with our previously discussed activities and higher professional services fees related to enterprise-wide efficiency initiatives; partially offset by the $15.3 million gain on sale of certain assets at our Wilmington, Massachusetts site. Costs as a percentage of revenue for the six months ended June 27, 2026 were 9.3%, an increase of 310 bps from 6.2% for the corresponding period in 2025.
Other Income (Expense)

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$2,065	$2,501	$(436)	(17.4)%
Interest expense	(57,082)	(57,851)	769	(1.3)%
Other (expense) income, net	(161,540)	(12,057)	(149,483)	1,239.8%
Total other expense, net	$(216,557)	$(67,407)	$(149,150)	221.3%
Interest income for the six months ended June 27, 2026 was $2.1 million, a decrease of $0.4 million, or 17.4%, driven primarily by lower interest earning asset balances.
Interest expense for the six months ended June 27, 2026 was $57.1 million, a decrease of $0.8 million, or 1.3%, compared to $57.9 million in the corresponding period in 2025 primarily due to lower average interest rates on our debt balances within our revolving credit facility; partially offset by non-cash interest expense recognized from the accretion of deferred purchase consideration associated with the Cambodian NHP Supplier acquisition.
Other expense, net for the six months ended June 27, 2026 was $161.5 million compared to $12.1 million for the corresponding period in 2025 due principally to the loss of $181.7 million in connection with the CDMO and Cell Solutions Divestiture; partially offset by a $16.9 million gain in the fair value of life insurance policies in 2026 compared to a $3.3 million gain in 2025, as well as $10.0 million of venture capital and strategic equity investment gains, net of impairments, in 2026 compared to $9.0 million of venture capital and strategic equity investment losses and impairments in 2025.
Income Taxes

	Six Months Ended
	June 27, 2026	June 28, 2025	$ change	% change
	(in thousands, except percentages)
Income before income taxes	$23,228	$107,396	$(84,168)	(78.4)%
Provision for income taxes	38,790	28,825	9,965	34.6%
Effective tax rate	167.0%	26.8%		14,020 bps
Income tax expense for the six months ended June 27, 2026 was $38.8 million, compared to $28.8 million for the corresponding period in 2025. Our effective tax rate was 167.0% for the six months ended June 27, 2026 compared to 26.8% for the corresponding period in 2025. The difference in our effective tax rate in the six months ended June 27, 2026 compared to the corresponding period in 2025 was primarily attributable to the tax effects of the European Discovery and CDMO and Cell Solutions Divestitures, non-deductible transaction costs, and higher accrued interest relating to acquired uncertain tax positions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Liquidity and Capital Resources
Liquidity and Cash Flows
In general, we require cash to fund our working capital needs, capital expansion, acquisitions, debt payments, lease payments, venture capital and strategic equity investments, restructuring initiatives, and pension obligations. Our principal sources of liquidity have been our cash flows from operations supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and short-term investments:

	June 27, 2026	December 27, 2025
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$14,460	$4,514
Held in non-U.S. entities	177,565	209,256
Total cash and cash equivalents	$192,025	$213,770
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Net income (loss)	$(15,562)	$78,571
Adjustments to reconcile net income to net cash provided by operating activities	342,619	285,275
Changes in assets and liabilities	(106,255)	12,454
Net cash provided by operating activities	$220,802	$376,300
Net cash provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, goodwill impairment, debt financing costs, deferred income taxes, write downs of inventories, provisions of credit losses, long-lived asset impairment changes, gains and/or losses on venture capital and strategic equity investments, gains and/or losses on divestitures, and changes in fair value of contingent consideration, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.
During the six months ended June 27, 2026, our cash flows from operations were $220.8 million compared with $376.3 million for the same period in 2025. The decrease was primarily related to higher payments of variable compensation, specifically annual incentive based bonuses paid during the first quarter, as well as higher acquisition, integration and divestiture-related payments.
The following table presents our net cash used in investing activities:

	Six Months Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$(467,254)	$—
Capital expenditures	(87,013)	(94,622)
Investments, net	(746)	(5,984)
Proceeds from sale of businesses and assets, net	176,563	17,441
Other, net	(1,298)	347
Net cash used in investing activities	$(379,748)	$(82,818)
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions, periodically offset by cash from divestitures.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
For the six months ended June 27, 2026, cash used in investing activities was primarily driven by the acquisition of the Cambodian NHP Supplier and PathoQuest coupled with capital expenditures; partially offset by proceeds from the sale of the European Discovery Services businesses and the sale of certain assets at our Wilmington, Massachusetts site.
For the six months ended June 28, 2025, cash used in investing activities was primarily driven by capital expenditures; partially offset by proceeds from divestitures of certain site and business assets.
The following table presents our net cash provided by (used in) financing activities:

	Six Months Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$1,265,258	$963,363
Payments on long-term debt, revolving credit facility, and finance lease obligations	(745,927)	(887,706)
Proceeds from exercises of stock options	1,620	1
Purchase of treasury stock	(323,881)	(360,484)
Payment of contingent consideration	(11,400)	(21,822)
Purchase of remaining equity interest of other redeemable noncontrolling interest	—	(19,140)
Other, net	(2,607)	(6,458)
Net cash provided by (used in) financing activities	$183,063	$(332,246)
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises.
For the six months ended June 27, 2026, net cash provided by financing activities was primarily driven by the following activity:
•Net proceeds of $519.3 million, primarily from our Credit Facility
•Treasury stock purchases of $300.0 million associated with our stock repurchase program and $20.7 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $11.4 million associated with contingent consideration related to the acquisition of Noveprim
For the six months ended June 28, 2025, net cash used in financing activities was primarily driven by the following activity:
•Net proceeds of $75.7 million, of which $85.7 million was from our Credit Facility
•Treasury stock purchases of $350.0 million associated with our stock repurchase program and $9.9 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $21.8 million associated with contingent consideration related to the acquisition of Noveprim
•Payment of $19.1 million for the remaining 8% equity interest in another redeemable noncontrolling interest
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	June 27, 2026	December 27, 2025
	(in thousands)
Revolving facility	$1,120,293	$616,503
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,620,293	$2,116,503

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
Our off-balance sheet commitments related to our outstanding letters of credit as of June 27, 2026 and December 27, 2025 were $21.7 million and $22.0 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, Canadian Dollar, and British Pound. During the six months ended June 27, 2026, the most significant drivers of foreign currency translation adjustment we recorded as part of Other comprehensive income (loss) were the British Pound, Canadian Dollar, Mauritian Rupee, Euro, Chinese Yuan, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income (loss) as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the six months ended June 27, 2026, our revenue would have decreased by $91.6 million, and our operating income would have decreased by $21.6 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
On October 29, 2025, our Board of Directors approved a stock repurchase program of $1.0 billion. During the six months ended June 27, 2026, we repurchased 1.7 million shares of common stock for $300.0 million under the stock repurchase program. As of June 27, 2026, we had $700.0 million remaining on the authorized $1.0 billion stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the six months ended June 27, 2026, we acquired 0.1 million shares for $20.7 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2025 as filed with the SEC on February 18, 2026. There have been no changes in our critical accounting policies during the six months ended June 27, 2026.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the six months ended June 27, 2026 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
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
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of June 27, 2026, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 27, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the then current Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2024, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. On August 15, 2025, the U.S. Court of Appeals for the First Circuit reversed in part the district court’s dismissal on the pleadings of the securities fraud claims. The case returned to U.S. District Court for the District of Massachusetts. On October 16, 2025, the plaintiff filed a motion to withdraw the State Teachers Retirement System of Ohio as lead plaintiff, due to lack of statutory standing, and substitute Oklahoma Firefighters Pension and Retirement System. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the then current Chief Executive Officer; David R. Smith, a former Chief Financial Officer; and Flavia Pease, the then current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the Company’s Code of Business Conduct and Ethics. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. Both of these lawsuits are currently stayed by agreement of the parties pending further developments in the Securities Class Action pending in the United States Court of Appeals for the First Circuit. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2026 (Q1 10-Q) which could materially affect our business, financial condition, and/or future results. The risks described in our 2025 Form 10-K and in our Q1 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Except for the risk factor disclosed in Part II, Item 1A of the Q1 10-Q, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors since the 2025 Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended June 27, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
March 29, 2026 to April 25, 2026	—	$—	—	$800,000
April 26, 2026 to May 23, 2026	—	—	—	800,000
May 24, 2026 to June 27, 2026	647,660	173.57	576,059	700,000
Total	647,660		576,059
On October 29, 2025, our Board of Directors approved, in aggregate, a stock repurchase program of $1.0 billion. During the three months ended June 27, 2026, we repurchased 0.6 million shares of common stock for $100.0 million under the stock repurchase program. As of June 27, 2026, we had $700.0 million remaining on the authorized $1.0 billion stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended June 27, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:
•On May 18, 2026, Birgit Girshick, our Chief Executive Officer, adopted a 10b5-1 trading plan. The adoption of such 10b5-1 trading plan occurred during an open trading window and complied with the Company’s policies on insider trading. The first trade will not occur until September 1, 2026, at the earliest. Ms. Girshick’s plan is for the sale of up to (i) 14,000 shares of our common stock and (ii) 17,314 shares of common stock underlying stock options, based on limit orders at a specified price in accordance with the plan and terminates on the earlier of the date all the shares under the plan are sold or September 1, 2027.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 6. Exhibits

(a) Exhibits	Description of Exhibits	Filed with this Form 10-Q	Incorporation by Reference
			Form	Filing Date	Exhibit No.
10.1*	Charles River Laboratories International, Inc. 2026 Long-term Incentive Plan		8-K	May 11, 2026	10.1
10.2*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2026 Long-Term Incentive Plan - United States	X
10.3*	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2026 Long-Term Incentive Plan - United States	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

* Management contract or compensatory plan, contract or arrangement
+ Furnished herein.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

August 5, 2026	/s/ BIRGIT GIRSHICK
Birgit Girshick Chief Executive Officer

August 5, 2026	/s/ GLENN COLEMAN
Glenn Coleman Corporate Executive Vice President and Chief Financial Officer