Form 10-Q
period 2026-09-26
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2026-11-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 26, 2026

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2026, there were 47,917,467 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2026

TABLE OF CONTENTS

Item		Page
PART I - FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 26, 2026 and September 27, 2025	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 26, 2026 and September 27, 2025	4
	Condensed Consolidated Balance Sheets (Unaudited) as of September 26, 2026 and December 27, 2025	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 26, 2026 and September 27, 2025	6
	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests (Unaudited) for the three and nine months ended September 26, 2026 and September 27, 2025	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	Overview	29
	Results of Operations	32
	Liquidity and Capital Resources	39
	Critical Accounting Policies and Estimates	41
	Recent Accounting Pronouncements	42
3	Quantitative and Qualitative Disclosure About Market Risk	42
4	Controls and Procedures	42
PART II - OTHER INFORMATION
1	Legal Proceedings	43
1A	Risk Factors	43
2	Unregistered Sales of Equity Securities and Use of Proceeds	44
5	Other Information	44
6	Exhibits	45

Signatures		46

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
For example, we may use forward-looking statements when addressing topics such as: our expectations regarding the availability of non-human primates (NHPs) and our ability to diversify our NHP supply chain; the outcome of (1) the putative securities class action lawsuit filed against us and certain current/former officers on May 19, 2023, (2) the derivative lawsuit filed against members of the Board of Directors and certain current/former officers on November 8, 2023, and (3) the derivative lawsuit filed against certain current/former members of the Board of Directors and certain current/former officers on August 2, 2024; the timing and impact of the development and implementation of enhanced procedures to reasonably ensure that NHPs we source are purpose-bred; changes and uncertainties in the global economy and financial markets; client demand, particularly future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations with respect to our ability to meet financial targets; the Company’s plans or prospects, expectations and long-term goals associated with our business; the Company's expectations concerning future financial and operating performance, including the Company's commitment to, and ability to create long-term value for shareholders and to successfully execute on our business strategy; our expectations regarding stock repurchases; our ability to timely build infrastructure to satisfy capacity needs and support business growth; our ability to fund our operations for the foreseeable future; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends and the impact of those conditions, including on our allowances for credit losses; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; our expectations regarding our acquisitions and divestitures, including their impact, terms, projected timing, pricing, and planned funding; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the nature, timing and impact of our Create the FutureTM and specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including actions to optimize our global footprint, and gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose and the impact of operations and restructuring actions (including as estimated on an annualized basis); our expectations with respect to study cancellation rates and the impact of such cancellations; our expectations with respect to tax rates and benefits, including the impact of tax legislation on our operations; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; our liquidity; the impact of newly issued accounting pronouncements on our consolidated financial statements and related disclosures; and the impact of litigation, including our ability to successfully defend litigation against us. In addition, these statements include the impact of economic and market conditions on us and our clients, the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
Forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2025 (2025 Form 10-K), under the sections entitled “Our Strategy,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and in our other filings with the Securities and Exchange Commission. Except to the extent required by applicable law, we do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service revenue	$780,341	$808,042	$2,386,780	$2,446,801
Product revenue	202,391	196,810	595,860	574,354
Total revenue	982,732	1,004,852	2,982,640	3,021,155
Costs and expenses
Cost of services provided (excluding amortization of intangible assets)	522,836	572,635	1,683,750	1,734,939
Cost of products sold (excluding amortization of intangible assets)	102,026	93,425	282,982	272,625
Selling, general and administrative	140,591	177,589	528,910	546,937
Amortization of intangible assets	14,641	27,404	44,575	158,052
Operating income	202,638	133,799	442,423	308,602
Other income (expense)
Interest income	958	1,422	3,023	3,923
Interest expense	(28,525)	(25,403)	(85,607)	(83,254)
Other expense, net	(4,414)	(22,618)	(165,954)	(34,675)
Income before income taxes	170,657	87,200	193,885	194,596
Provision (benefit) for income taxes	(163,787)	31,644	(124,997)	60,469
Net income	334,444	55,556	318,882	134,127
Less: Net income attributable to noncontrolling interests	1,377	1,134	2,140	1,910
Net income attributable to common shareholders	$333,067	$54,422	$316,742	$132,217

Earnings per common share
Basic	$6.97	$1.11	$6.56	$2.66
Diluted	$6.86	$1.10	$6.48	$2.65

Weighted-average number of common shares outstanding
Basic	47,803	49,213	48,258	49,680
Diluted	48,584	49,426	48,899	49,866

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$334,444	$55,556	$318,882	$134,127
Other comprehensive income (loss):
Foreign currency translation adjustment	4,599	(26,962)	(30,097)	154,639
Amortization of net loss, settlement losses, and prior service benefit included in total cost for pension and other post-retirement benefit plans	895	462	2,682	1,327
Other comprehensive income (loss), before income taxes	5,494	(26,500)	(27,415)	155,966
Less: Income tax expense (benefit) related to items of other comprehensive income	114	(952)	(7,601)	28,967
Comprehensive income, net of income taxes	339,824	30,008	299,068	261,126
Less: Comprehensive income related to noncontrolling interests, net of income taxes	1,459	735	1,234	3,180
Comprehensive income attributable to Charles River Laboratories International, Inc., net of income taxes	$338,365	$29,273	$297,834	$257,946

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 26, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$200,381	$213,770
Trade receivables and contract assets, net of allowances for credit losses of $10,511 and $10,463, respectively	735,305	708,856
Inventories	319,638	299,103
Prepaid assets	97,265	96,108
Other current assets	182,439	129,212
Total current assets	1,535,028	1,447,049
Property, plant and equipment, net	1,497,335	1,655,219
Venture capital and strategic equity investments	194,521	206,972
Operating lease right-of-use assets, net	332,330	361,415
Goodwill	3,084,112	2,764,253
Intangible assets, net	238,662	339,995
Deferred tax assets	67,467	67,334
Other assets	502,052	293,185
Total assets	$7,451,507	$7,135,422
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$144,507	$148,800
Accrued compensation	225,937	268,854
Deferred revenue	204,204	210,418
Accrued liabilities	285,737	270,085
Other current liabilities	228,873	222,158
Total current liabilities	1,089,258	1,120,315
Long-term debt, net and finance leases	2,443,461	2,136,360
Operating lease right-of-use liabilities	405,351	434,048
Deferred tax liabilities	81,815	95,203
Other long-term liabilities	156,356	138,302
Total liabilities	4,176,241	3,924,228
Commitments and contingencies (Notes 2, 12, 14, and 16)
Redeemable noncontrolling interests	43,173	41,263
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,699 shares issued and 47,876 shares outstanding as of September 26, 2026, and 49,217 shares issued and outstanding as of December 27, 2025	497	492
Additional paid-in capital	2,035,124	1,947,301
Retained earnings	1,705,362	1,388,620
Treasury stock, at cost, 1,823 and zero shares, as of September 26, 2026 and December 27, 2025, respectively	(323,281)	—
Accumulated other comprehensive loss	(190,691)	(171,783)
Total Charles River Laboratories International, Inc. equity	3,227,011	3,164,630
Nonredeemable noncontrolling interest	5,082	5,301
Total equity	3,232,093	3,169,931
Total liabilities, redeemable noncontrolling interests and equity	$7,451,507	$7,135,422
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows relating to operating activities
Net income	$318,882	$134,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,701	325,035
Long-lived asset impairments	27,171	36,185
Stock-based compensation	62,929	53,451
Deferred income taxes	(4,089)	(15,122)
Reversal of an unrecognized tax benefit reserve and related interest and penalties	(245,638)	—
Write down of inventories	4,033	10,697
(Gains) losses and impairments on venture capital and strategic equity investments, net	(4,897)	33,955
(Gain) loss on sale of assets	(37,776)	982
Provision for credit losses	1,935	4,559
(Gain) loss on divestitures, net	180,300	(3,376)
Other, net	(8,538)	2,324
Changes in assets and liabilities:
Trade receivables and contract assets, net	(110,271)	8,106
Inventories	64,440	(45,280)
Accounts payable	25,601	40,747
Accrued compensation	(26,898)	81,870
Deferred revenue	6,227	(12,319)
Customer contract deposits	12,681	(533)
Other assets and liabilities, net	2,094	(65,282)
Net cash provided by operating activities	474,887	590,126
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(467,254)	—
Capital expenditures	(133,823)	(130,202)
Purchases of investments and contributions to venture capital investments	(14,718)	(12,544)
Proceeds from sale of investments	18,876	5,637
Proceeds from surrender of life insurance policies	58,127	—
Proceeds from sale of businesses and assets, net	176,563	17,441
Other, net	(7,292)	3,154
Net cash used in investing activities	(369,521)	(116,514)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,420,223	1,070,861
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,081,266)	(1,141,500)
Proceeds from exercises of stock options	29,733	3
Purchase of treasury stock	(324,105)	(360,577)
Payment of contingent consideration and deferred acquisition consideration	(111,394)	(21,822)
Purchase of remaining equity interests of other redeemable noncontrolling interest	—	(19,140)
Other, net	(4,274)	(12,687)
Net cash used in financing activities	(71,083)	(484,862)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,199)	14,900
Net change in cash, cash equivalents, and restricted cash	33,084	3,650
Cash, cash equivalents, and restricted cash, beginning of period	215,997	205,570
Cash, cash equivalents, and restricted cash, end of period	$249,081	$209,220

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Charles River Laboratories, Inc. Equity	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 27, 2025	$41,263	49,217	$492	$1,947,301	$1,388,620	$(171,783)	—	$—	$3,164,630	$5,301	$3,169,931
Net income (loss)	(477)	—	—	—	(14,843)	—	—	—	(14,843)	518	(14,325)
Other comprehensive income (loss), net of tax	(434)	—	—	—	—	(19,259)	—	—	(19,259)	—	(19,259)
Dividends declared to noncontrolling interests	(2,000)	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value	3,548	—	—	(3,548)	—	—	—	—	(3,548)	—	(3,548)
Issuance of stock under employee compensation plans	—	125	1	1,222	—	—	—	—	1,223	—	1,223
Purchase of treasury shares	—	—	—	—	—	—	1,175	(208,285)	(208,285)	—	(208,285)
Share repurchase excise tax	—	—	—	—	—	—	—	(1,705)	(1,705)	—	(1,705)
Stock-based compensation	—	—	—	22,381	—	—	—	—	22,381	—	22,381
March 28, 2026	$41,900	49,342	$493	$1,967,356	$1,373,777	$(191,042)	1,175	$(209,990)	$2,940,594	$5,819	$2,946,413
Net income (loss)	187	—	—	—	(1,482)	—	—	—	(1,482)	535	(947)
Other comprehensive loss, net of tax	(554)	—	—	—	—	(4,947)	—	—	(4,947)	—	(4,947)
Dividends declared to noncontrolling interests	(606)	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	1,610	—	—	(1,610)	—	—	—	—	(1,610)	—	(1,610)
Issuance of stock under employee compensation plans	—	208	3	496	—	—	—	—	499	—	499
Purchase of treasury shares	—	—	—	—	—	—	647	(112,437)	(112,437)	—	(112,437)
Share repurchase excise tax	—	—	—	—	—	—	—	(762)	(762)	—	(762)
Stock-based compensation	—	—	—	19,781	—	—	—	—	19,781	—	19,781
June 27, 2026	42,537	49,550	496	1,986,023	1,372,295	(195,989)	1,822	(323,189)	2,839,636	6,354	2,845,990
Net income	879	—	—	—	333,067	—	—	—	333,067	498	333,565
Other comprehensive (loss) income, net of tax	82	—	—	—	—	5,298	—	—	5,298	—	5,298
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,770)	(1,770)
Adjustment of redeemable noncontrolling interest to redemption value	(325)	—	—	325	—	—	—	—	325	—	325
Issuance of stock under employee compensation plans	—	149	1	28,009	—	—	—	—	28,010	—	28,010
Purchase of treasury shares	—	—	—	—	—	—	1	(92)	(92)	—	(92)
Share repurchase excise tax	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	20,767	—	—	—	—	20,767	—	20,767
September 26, 2026	$43,173	49,699	$497	$2,035,124	$1,705,362	$(190,691)	1,823	$(323,281)	$3,227,011	$5,082	$3,232,093

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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Newly Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivables and Contract Assets.” ASU 2025-05 provides a practical expedient to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset if the expected credit losses were estimated under the reasonable and supportable approach. The ASU was effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, and if the practical expedient was elected, the amendments in this update should be applied on a prospective basis. The Company’s adoption of this standard on December 28, 2025 on a prospective basis did not have a significant impact on the unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 26, 2026 or the related disclosures.
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
Segment Reporting
The Company reports its results in three reportable segments: Discovery and Safety Assessment (DSA), Manufacturing Solutions (Manufacturing), and Research Models and Services (RMS).
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
The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro lot-release testing products, microbial detection products, and species identification services and Biologics Testing (Biologics), which performs specialized testing of biologics. In May 2026, the Company sold the contract development and manufacturing products and services (CDMO) business, reported in the Manufacturing segment.
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
2. ACQUISITIONS AND DIVESTITURES.
Fiscal 2026 Acquisitions
PathoQuest SAS
On April 17, 2026, the Company completed the acquisition of an additional 79% equity interest in PathoQuest SAS (PathoQuest), a provider of next-generation sequencing solutions for manufacturing quality-control testing for biopharmaceutical companies, resulting in a 100% controlling interest. The total consideration for the PathoQuest acquisition was $67.4 million, net of $0.5 million acquired cash. This amount consists of $62.3 million of cash consideration, $5.6 million representing the fair value for the 21% strategic equity interest previously owned by the Company, and an offsetting estimated post-closing adjustment for working capital of $0.5 million. The acquisition was funded through a combination of cash on hand and borrowings under the Credit Facility. PathoQuest’s results are reported within the Company’s Manufacturing reportable segment. The Company incurred transaction and integration costs in connection with the acquisition of $1.6 million and $3.5 million for the three and nine months ended September 26, 2026, respectively, which was included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income. Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been presented separately because PathoQuest financial results are not significant to the Company’s consolidated financial results.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
K.F. Cambodia
On January 14, 2026, the Company completed the acquisition of certain assets of K.F. Cambodia Ltd (Cambodian NHP Supplier), a leading supplier of non-human primates (NHPs) located in Cambodia. The preliminary purchase price for the Cambodian NHP Supplier was $507.3 million, consisting of $335.0 million paid at closing and $172.3 million representing the acquisition date fair value of deferred consideration, which is payable upon the satisfaction of certain post-close conditions. During the three and nine months ended September 26, 2026, the Company paid $100.0 million and $170.0 million of deferred consideration, respectively, with the remaining balance of $5 million to be paid as of September 26, 2026. The acquisition was funded through a combination of available cash and proceeds from the Company’s Credit Facility. This business is reported as part of the Company’s DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. The Company incurred transaction and integration costs in connection with the acquisition of $0.8 million and $13.3 million for the three and nine months ended September 26, 2026, respectively, which was included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income. Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been presented separately because the Cambodian NHP Supplier’s financial results are not significant when compared to the Company’s consolidated financial results.
Purchase Price Information
The preliminary purchase price allocations were as follows:

	PathoQuest SAS(1)	Cambodian NHP Supplier(1)
	April 17, 2026	January 14, 2026
	(in thousands)
Trade receivables	$866	$—
Inventories	841	114,688
Other current assets (excluding cash)	2,034	—
Property, plant and equipment, net	2,223	9,858
Operating lease right-of-use asset, net	1,941	—
Goodwill (2)	46,998	335,906
Intangible assets, net	20,033	—
Other assets (3)	2,979	282,517
Deferred revenue	(881)	—
Other current liabilities	(6,259)	(2,414)
Operating lease right-of-use liabilities	(1,954)	—
Other long-term liabilities (4)	(1,455)	(233,296)
Total purchase price allocation	$67,366	$507,259

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
(4) Cambodian NHP Supplier other long-term liabilities include pre-acquisition uncertain tax positions of the seller associated with the acquired assets. In the third quarter of 2026, the acquired reserves, which increased to $246 million after accumulated interest and penalties, were reversed due to a newly enacted tax law clarifying the Company’s legal obligations and completion of certain tax requirements. For the three and nine months ended September 26, 2026, this resulted in recognition of a $201 million tax benefit in Provision (benefit) for income taxes (refer to Note 14 – Income Taxes for further details) and a $45 million benefit in Selling, general and administrative for non-income tax reserves within the unaudited condensed consolidated statements of income.

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
Divestiture of Certain European Discovery Services Businesses
On May 22, 2026, the Company sold certain European Discovery Services businesses (European Discovery Divestiture) to IQVIA Inc. (IQVIA) for a purchase price of $126.4 million in cash, net of costs to sell and subject to certain customary closing adjustments. The Company may also earn up to $10.0 million of contingent payments, which are tied to future performance. The contingent payments have been valued at $2.8 million using a discounted probability weighted model. The results of the European Discovery Services businesses were reported in the Company’s DSA reportable segment. During the three and nine months ended September 26, 2026, the Company recorded a pre-tax gain on the divestiture of $1.1 million and $1.4 million, respectively, within Other expense, net on the unaudited condensed consolidated statements of income.
Divestiture of CDMO and Cell Solutions
On May 6, 2026, the Company sold its CDMO and Cell Solutions businesses (CDMO and Cell Solutions Divestiture) to GI Partners (GI) for net cash paid to the buyer of $12.4 million, net of costs to sell and subject to certain customary closing adjustments. Additionally, the Company may be required to fund up to $45.0 million of future EBITDA losses and capital expenditures of the divested businesses to GI over a four-year period, which is expected to be fully used by GI. Conversely, the Company may also earn up to $50.0 million of contingent payments, which are tied to future performance and achievement of milestones. The contingent payments receivable have been valued at $15.7 million using a discounted probability weighted model. The results of the CDMO and Cell Solutions businesses were reported in the Company’s Manufacturing reportable segment and RMS reportable segment, respectively. These businesses and the related assets and liabilities met the criteria for held-for-sale as of March 28, 2026, resulting in a pre-tax loss of $118.0 million recognized for the three months ended March 28, 2026, which represents the excess of its carrying value over the fair value less cost to sell. Upon closing of the sale, a $63.7 million pre-tax loss on divestiture was recognized for the three months ended June 27, 2026. No pre-tax loss was recognized on the divestiture for the three months ended September 26, 2026. The Company recognized the pre-tax loss on divestiture of $181.7 million for the nine months ended September 26, 2026 within Other expense, net on the unaudited condensed consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As a result of the divestitures, the Company derecognized the net assets of the European Discovery Divestiture and CDMO and Cell Solutions Divestiture as follows:

	European Discovery Divestiture	CDMO and Cell Solutions Divestiture
	May 22, 2026	May 6, 2026
	(in thousands)
Assets
Current assets	$50,464	$67,330
Property, plant, and equipment, net	49,522	294
Operating lease right-of-use assets, net	19,083	—
Goodwill	37,701	—
Intangible assets, net	53,502	—
Other assets	1,268	14,285
Total assets	$211,540	$81,909

Liabilities
Current liabilities	37,177	33,709
Operating lease right-of-use liabilities	17,769	23,316
Long-term liabilities	31,671	2,925
Total liabilities	$86,617	$59,950

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates the Company’s revenue by reportable segment and timing of transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)
Timing of Revenue Recognition:
DSA
Services and products transferred over time	$595,663	$600,080	$1,797,831	$1,809,465
Services and products transferred at a point in time	659	605	1,921	1,858
Total DSA revenue	596,322	600,685	1,799,752	1,811,323
Manufacturing
Services and products transferred over time	74,230	92,250	250,027	290,334
Services and products transferred at a point in time	104,648	98,443	307,487	279,680
Total Manufacturing revenue	178,878	190,693	557,514	570,014
RMS
Services and products transferred over time	94,866	96,080	283,439	290,832
Services and products transferred at a point in time	112,666	117,394	341,935	348,986
Total RMS revenue	207,532	213,474	625,374	639,818
Total revenue	$982,732	$1,004,852	$2,982,640	$3,021,155

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances from Contracts with Customers
The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	September 26, 2026	December 27, 2025
	(in thousands)
Assets from contracts with customers
Client receivables	$546,861	$518,728
Unbilled revenue	198,955	200,591
Total	745,816	719,319
Less: Allowance for credit losses	(10,511)	(10,463)
Trade receivables and contract assets, net	$735,305	$708,856

Liabilities from contracts with customers
Current deferred revenue	$204,204	$210,418
Long-term deferred revenue (included in Other long-term liabilities)	47,687	45,632
Customer contract deposits (included in Other current liabilities)	117,620	106,599
Approximately 90% of unbilled revenue as of December 27, 2025, which was $201 million, was billed during the nine months ended September 26, 2026. Approximately 90% of unbilled revenue as of December 28, 2024, which was $212 million, was billed during the nine months ended September 27, 2025.
Approximately 70% of contract liabilities as of December 27, 2025, which was $256 million, were recognized as revenue during the nine months ended September 26, 2026. Approximately 75% of contract liabilities as of December 28, 2024, which was $283 million, were recognized as revenue during the nine months ended September 27, 2025.
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $60 million and $43 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of September 26, 2026 and December 27, 2025, respectively.
Allowance for Credit Losses
The following is a summary of the activity of the Company’s allowance for credit losses:

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(in thousands)
Beginning balance	$10,463	$18,301
Provisions	1,935	4,559
Reductions	(1,887)	(9,055)
Ending balance	$10,511	$13,805
Net recoveries were $0.9 million during the nine months ended September 26, 2026, while net provision expenses were $2.8 million during the nine months ended September 27, 2025. These amounts include recoveries of balances previously written off, which are excluded from the table above.
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 26, 2026. Excluded from the disclosure is the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and service revenue recognized in accordance with ASC 842, “Leases.” The aggregate amount of transaction price allocated to the remaining performance obligations for all open customer contracts as of September 26, 2026 was $675.3 million. The Company will recognize revenues for these performance obligations as they are satisfied, approximately 60% of which is expected to occur within the next twelve months and the remainder recognized thereafter during the remaining contract term.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Performance Obligations
As part of the Company’s service offerings, the Company has identified performance obligations related to leasing Company owned assets. In certain arrangements, customers obtain substantially all of the economic benefits of the identified assets, which may include manufacturing suites and related equipment, and have the right to direct the assets’ use over the term of the contract. The associated revenue is recognized on a straight-line basis over the term of the lease, which is generally less than one year, and recorded within service revenue. The Company recognized $6.7 million and $12.1 million in lease revenue during the three months ended September 26, 2026 and September 27, 2025, respectively. The Company recognized $27.6 million and $35.7 million in lease revenue during the nine months ended September 26, 2026 and September 27, 2025, respectively. The decrease in lease revenue was primarily due to the CDMO divestiture in the second quarter of 2026. Due to the nature of these arrangements and timing of the contractual lease term, the remaining revenue to be recognized related to these lease performance obligations is not material to the unaudited condensed consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in three reportable segments: DSA, Manufacturing, and RMS. The reportable segments comprise the structure used by the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to make key operating decisions and assess performance. These segments are strategic business units with differing products and services.
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

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)
DSA
Revenue	$596,322	$600,685	$1,799,752	$1,811,323
Cost of revenue (excluding amortization of intangible assets)	406,987	408,112	1,254,487	1,250,162
Selling, general and administrative	7,337	56,266	114,976	181,829
Amortization of intangible assets	9,622	13,154	29,639	39,446
Operating income	$172,376	$123,153	$400,650	$339,886

Manufacturing
Revenue	$178,878	$190,693	$557,514	$570,014
Cost of revenue (excluding amortization of intangible assets)	79,303	109,944	275,885	326,967
Selling, general and administrative	33,594	32,556	99,197	99,004
Amortization of intangible assets	2,146	8,267	6,152	100,676
Operating income	$63,835	$39,926	$176,280	$43,367

RMS
Revenue	$207,532	$213,474	$625,374	$639,818
Cost of revenue (excluding amortization of intangible assets)	138,572	148,004	436,360	430,435
Selling, general and administrative	24,847	24,934	52,940	77,509
Amortization of intangible assets	2,873	5,983	8,784	17,930
Operating income	$41,240	$34,553	$127,290	$113,944

Unallocated Corporate (1)
Selling, general and administrative	$74,813	$63,833	$261,797	$188,595
Operating loss	$(74,813)	$(63,833)	$(261,797)	$(188,595)

(1) Operating income for unallocated corporate consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)
Revenue
DSA	$596,322	$600,685	$1,799,752	$1,811,323
Manufacturing	178,878	190,693	557,514	570,014
RMS	207,532	213,474	625,374	639,818
Total revenue	$982,732	$1,004,852	$2,982,640	$3,021,155

Operating Income (Loss)
DSA	$172,376	$123,153	$400,650	$339,886
Manufacturing	63,835	39,926	176,280	43,367
RMS	41,240	34,553	127,290	113,944
Segment operating income	277,451	197,632	704,220	497,197
Unallocated Corporate	(74,813)	(63,833)	(261,797)	(188,595)
Operating income	$202,638	$133,799	$442,423	$308,602
Other income (expense):
Interest income	958	1,422	3,023	3,923
Interest expense	(28,525)	(25,403)	(85,607)	(83,254)
Other expense, net	(4,414)	(22,618)	(165,954)	(34,675)
Income before income taxes	$170,657	$87,200	$193,885	$194,596

Capital expenditures and depreciation and amortization (related to both intangible assets and certain assets acquired in business combinations) by reportable segment are as follows:

	DSA	Manufacturing	RMS	Unallocated Corporate	Consolidated
	(in thousands)
Capital Expenditures
Three Months Ended:
September 26, 2026	$30,048	$6,839	$9,411	$512	$46,810
September 27, 2025	25,709	5,191	3,173	1,507	35,580
Nine Months Ended:
September 26, 2026	$87,990	$18,747	$25,968	$1,118	$133,823
September 27, 2025	78,730	33,631	14,099	3,742	130,202

Depreciation and amortization (1)
Three Months Ended:
September 26, 2026	$45,281	$7,784	$16,145	$3,050	$72,260
September 27, 2025	44,001	17,377	21,939	1,847	85,164
Nine Months Ended:
September 26, 2026	$126,828	$23,572	$48,018	$8,283	$206,701
September 27, 2025	128,660	127,343	63,410	5,622	325,035
(1) Depreciation and amortization includes both inventory step up amortization expense and biological assets amortization expense.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue represents sales originating in entities physically located in the identified geographic area. Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other (1)	Consolidated
	(in thousands)
Three Months Ended:
September 26, 2026	$541,657	$240,131	$120,586	$61,626	$18,732	$982,732
September 27, 2025	537,605	277,690	116,809	51,664	21,084	1,004,852

Nine Months Ended:
September 26, 2026	$1,625,327	$780,782	$357,661	$177,624	$41,246	$2,982,640
September 27, 2025	1,624,420	822,799	377,747	148,109	48,080	3,021,155

(1) The Other category represents operations located in Brazil, Israel, and Mauritius.
Long-lived assets consist of property, plant, and equipment, net. Long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Property, plant and equipment, net
September 26, 2026	$833,220	$400,896	$157,438	$62,126	$43,655	$1,497,335
December 27, 2025	919,236	468,638	163,337	61,814	42,194	1,655,219
5. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(in thousands)
Cash paid for income taxes	$35,643	$92,691
Cash paid for interest	84,528	83,407
Non-cash investing activities:
Purchases of Property, plant and equipment included in Accounts payable and Accrued liabilities	$20,745	$27,005
Assets acquired under finance leases	2,271	40
Cash, cash equivalents and restricted cash are included in the accompanying unaudited condensed consolidated balance sheets as follows:

	September 26, 2026	September 27, 2025
	(in thousands)
Supplemental cash flow information:
Cash and cash equivalents	$200,381	$207,097
Restricted cash included in Other current assets	27,148	573
Restricted cash included in Other assets	21,552	1,550
Cash, cash equivalents, and restricted cash, end of period	$249,081	$209,220

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of other assets included in the accompanying unaudited condensed consolidated balance sheets is as follows:

	September 26, 2026	December 27, 2025
	(in thousands)
Bearer biological assets	$380,959	$135,647
Assets held for sale	—	21,223
Life insurance policies	23,236	66,318
Restricted cash	21,552	1,561
Long-term pension assets	37,707	37,256
Other long-term assets	38,598	31,180
Other assets	$502,052	$293,185
The composition of other long-term liabilities included in the accompanying unaudited condensed consolidated balance sheets is as follows:

	September 26, 2026	December 27, 2025
	(in thousands)
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	$73,615	$68,440
Long term tax liability	10,081	15,339
Deferred revenue	47,687	45,632
Other	24,973	8,891
Other long-term liabilities	$156,356	$138,302
7. INVENTORY
Inventories
The composition of inventories is as follows:

	September 26, 2026	December 27, 2025
	(in thousands)
Raw materials and supplies	$31,043	$40,959
Work in process	72,404	88,743
Finished products	216,191	169,401
Inventories	$319,638	$299,103
Inventory step up amortization expense for the three months ended September 26, 2026 and September 27, 2025 was $5.9 million and $7.4 million, respectively. Inventory step up amortization expense for the nine months ended September 26, 2026 and September 27, 2025 was $7.4 million and $17.8 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. PROPERTY, PLANT AND EQUIPMENT, NET
The composition of property, plant and equipment, net is as follows:

	September 26, 2026	December 27, 2025
	(in thousands)
Land	$72,807	$72,022
Buildings (1)	1,134,151	1,097,572
Machinery and equipment (1)	971,511	1,093,556
Leasehold improvements	354,868	438,230
Furniture and fixtures	22,633	27,873
Computer hardware and software (1)	283,603	284,913
Vehicles (1)	5,934	7,152
Construction in progress	111,850	171,604
Total	2,957,357	3,192,922
Less: Accumulated depreciation	(1,460,022)	(1,537,703)
Property, plant and equipment, net	$1,497,335	$1,655,219

(1) These balances include assets under finance leases.
In March 2026, the Company completed the sale of certain assets at the Wilmington, Massachusetts site. The assets consisted of office, laboratory and mixed-use buildings within our RMS segment and unallocated corporate, and was sold to an unrelated third party for cash consideration of $60.1 million, net of costs to sell. In conjunction with the sale, the Company has entered into a long-term operating lease for certain buildings to support RMS and unallocated corporate operations. Upon meeting the criteria for sale leaseback, the Company derecognized the book value of $21.6 million and recognized a pre-tax gain of $38.5 million. The gain was recognized within the RMS reportable segment and unallocated corporate for $23.2 million and $15.3 million, respectively, and is included in Selling, general and administrative expenses for the nine months ended September 26, 2026 within the unaudited condensed consolidated statements of income. As of December 27, 2025, the Company included the above assets as held for sale within Other assets on the unaudited condensed consolidated balance sheets.
The following table details depreciation expense:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)
Depreciation expense	$40,700	$44,800	$121,300	$132,500
9. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments are summarized below:

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(in thousands)
Beginning balance	$125,696	$116,561
Capital contributions	12,629	11,655
Distributions	(24,194)	(6,153)
Gains (losses) and impairments	10,474	(10,277)
Foreign currency translation	(308)	2,804
Ending balance	$124,297	$114,590

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also invests, with minority positions, directly in equity of predominantly privately held companies. Strategic investments are summarized below:

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(in thousands)
Beginning balance	$81,276	$101,789
Purchase of investments	2,000	3,041
Distributions	(1,063)	(2,845)
Gains (losses) and impairments	(5,979)	(23,678)
Foreign currency translation	(387)	1,738
Reduction for acquisition of entities	(5,623)	—
Ending balance	$70,224	$80,045
10. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 26, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Other assets measured at fair value:
Life insurance policies	$—	$21,858	$—	$21,858
Total assets measured at fair value	$—	$21,858	$—	$21,858

Accrued liabilities measured at fair value:
Contingent consideration	$—	$—	$25,095	$25,095
Other long-term liabilities measured at fair value:
Contingent consideration	$—	$—	$19,905	$19,905
Total liabilities measured at fair value	$—	$—	$45,000	$45,000
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 26, 2026, there were no transfers between levels.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the Company’s acquisitions and divestitures.

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(in thousands)
Beginning balance	$30,000	$49,311
Additions	45,000	—
Payments	(30,000)	(25,000)
Total gains or losses (realized/unrealized):
Adjustment of previously recorded contingent liability	—	3,754
Ending balance	$45,000	$28,065
The Company estimates the fair value of contingent consideration obligations through valuation models, such as probability-weighted and option pricing models, which incorporate probability adjusted assumptions and simulations related to the achievement of the milestones and the likelihood of making related payments. The unobservable inputs used in the fair value measurements include the probabilities of successful achievement of certain financial targets, forecasted results or targets, volatility, and discount rates. The remaining maximum potential payments are approximately $45.0 million, the full value of which is accrued as of September 26, 2026.
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

	September 26, 2026		December 27, 2025
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
4.25% Senior Notes due 2028	$500,000	$488,500	$500,000	$493,800
3.75% Senior Notes due 2029	500,000	473,450	500,000	483,550
4.00% Senior Notes due 2031	500,000	456,250	500,000	474,050
11. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

	DSA (1)	Manufacturing (2)	RMS	Total

December 27, 2025	$1,678,518	$574,891	$510,844	$2,764,253
Acquisitions	335,906	45,915	—	381,821
Divestitures	(37,701)	—	—	(37,701)
Foreign exchange	(18,903)	(5,245)	(113)	(24,261)
September 26, 2026	$1,957,820	$615,561	$510,731	$3,084,112
(1) DSA includes accumulated impairment losses of $1 billion, which were recognized in fiscal years 2008 and 2010.
(2) Manufacturing includes accumulated impairment losses of $380 million, which were recognized in fiscal years 2024 and 2025.
The increase in goodwill during the nine months ended September 26, 2026 is primarily related to the acquisitions of the Cambodian NHP Supplier in the DSA reportable segment and PathoQuest in the Manufacturing reportable segment; partially offset by the European Discovery Divestiture in the DSA reportable segment and the effect of foreign exchange.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 26, 2026			December 27, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Client relationships	$899,826	$(692,388)	$207,438	$1,325,779	$(1,016,198)	$309,581
Technology	130,865	(108,272)	22,593	142,084	(124,172)	17,912
Trademarks and trade names	4,721	(3,474)	1,247	8,882	(6,869)	2,013
Other	18,214	(10,830)	7,384	21,052	(10,563)	10,489
Intangible assets	$1,053,626	$(814,964)	$238,662	$1,497,797	$(1,157,802)	$339,995
The decrease in net intangible assets for the nine months ended September 26, 2026 related primarily to the derecognition of certain intangible assets associated with the European Discovery Divestiture, and to a lesser extent normal amortization over the useful lives; offset by an increase in certain intangible assets associated with the PathoQuest acquisition.
The following table details amortization expense of definite-lived intangible assets:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)
Amortization expense	$14,641	$27,404	$44,575	$158,052
Amortization expense for the nine months ended September 27, 2025 includes $71.0 million of accelerated amortization expense as a result of a decrease in the remaining useful life of certain CDMO client relationships due to a loss of key customers in 2025.
12. DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt, net and finance leases consist of the following:

	September 26, 2026	December 27, 2025
	(in thousands)
Revolving facility	$943,174	$616,503
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Other debt	3,654	7,842
Finance leases	9,672	27,876
Total debt and finance leases	2,456,500	2,152,221
Less:
Current portion of long-term debt	2,096	166
Current portion of finance leases	1,022	3,228
Current portion of long-term debt and finance leases	3,118	3,394
Long-term debt and finance leases	2,453,382	2,148,827
Debt discount and debt issuance costs	(9,921)	(12,467)
Long-term debt, net and finance leases	$2,443,461	$2,136,360
As of September 26, 2026 and December 27, 2025, the weighted average interest rate on the Company’s debt was 4.11% and 4.05%, respectively.

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
Letters of Credit
As of September 26, 2026 and December 27, 2025, the Company had $21.7 million and $22.0 million, respectively, in outstanding letters of credit.
13. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)
Numerator:
Net income	$334,444	$55,556	$318,882	$134,127
Less: Net income attributable to noncontrolling interests	1,377	1,134	2,140	1,910
Net income attributable to common shareholders	$333,067	$54,422	$316,742	$132,217

Denominator:
Weighted-average shares outstanding - Basic	47,803	49,213	48,258	49,680
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	781	213	641	186
Weighted-average shares outstanding - Diluted	48,584	49,426	48,899	49,866

Anti-dilutive common stock equivalents (1)(2)	140	1,131	427	1,057

(1) Anti-dilutive common stock equivalents represent amounts outstanding related to employee stock options, RSUs and PSUs for all periods presented.
(2) These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Treasury Shares
On October 29, 2025, the Company’s Board of Directors approved a stock repurchase program of $1.0 billion. During the nine months ended September 26, 2026, the Company repurchased 1.7 million shares of common stock for $300.0 million under the stock repurchase program. As of September 26, 2026, the Company had $700.0 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. Under the current program, the Company acquired 0.1 million shares during the nine months ended September 26, 2026 and 0.1 million shares in the nine months ended September 27, 2025, for $20.8 million and $9.9 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 27, 2025	$(120,167)	$(51,616)	$(171,783)
Other comprehensive income (loss)	(29,191)	2,682	(26,509)
Net current period other comprehensive income (loss)	(29,191)	2,682	(26,509)
Income tax (benefit) expense	(8,242)	641	(7,601)
September 26, 2026	$(141,116)	$(49,575)	$(190,691)
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
Noveprim
The Company holds a 90% ownership interest in Noveprim Group (Noveprim). The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 10% equity interest at a fixed redemption value that ranges from $47.0 million to $54.0 million depending on when exercised. The Company has the call option right to purchase the remaining 10% equity up until one month after the sixth anniversary of closing the 41% equity stake (December 2029). On the first anniversary of the expiration of the call option (December 2030), a 12-month put option will be triggered giving the seller the right to require the Company to acquire the remaining shares of the seller for $54.0 million. The redemption value is accreted to the put purchase price of $54.0 million using the interest method through December 2030. As of September 26, 2026, the redemption value of $43.2 million was less than the carrying value, resulting in a $0.3 million reversal of previously recognized adjustments to additional paid-in capital during the three months ended September 26, 2026. The cumulative adjustment to additional paid in capital for the nine months ended September 26, 2026 was $4.8 million. As of September 27, 2025, the redemption value of $40.5 million exceeded the carrying value, resulting in an adjustment to additional paid in capital of $4.0 million for the nine months ended September 27, 2025.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as nonredeemable noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was not material during the three and nine months ended September 26, 2026 and September 27, 2025.

14. INCOME TAXES
The Company’s effective tax rates were as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands, except percentages)
Income before income taxes	$170,657	$87,200	$193,885	$194,596
Provision (benefit) for income taxes	(163,787)	31,644	(124,997)	60,469
Effective tax rate	(96.0)%	36.3%	(64.5)%	31.1%
The difference in the effective tax rate for the three and nine months ended September 26, 2026 compared to the corresponding prior year period was primarily attributable to a $201 million tax benefit resulting from the reversal of an unrecognized tax benefit reserve and related interest and penalties following the enactment of tax legislation and completion of certain tax requirements in a foreign jurisdiction.

For the three months ended September 26, 2026, the Company’s unrecognized tax benefit reserve decreased by $135.7 million to $22.5 million, primarily due to changes in applicable tax law enacted and completion of certain tax requirements in a foreign jurisdiction. For the three months ended September 26, 2026, the amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $135.9 million to $17.4 million, primarily driven by the reversal discussed above. The accrued interest on unrecognized tax benefits was $2.8 million as of September 26, 2026.
The Company’s prepaid and accrued tax positions are as follows:

	September 26, 2026	December 27, 2025	Affected Line Item in the Unaudited Condensed Consolidated Balance Sheets
	(in thousands)
Prepaid income tax	$116,756	$119,903	Other current assets
Accrued income taxes	41,357	39,016	Other current liabilities
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
15. RESTRUCTURING AND ASSET IMPAIRMENTS
In September 2026, the Company announced “Create the Future,” a multi-year restructuring program intended to modernize operations, improve client experience, and enhance profitability through AI and automation, simplification and digitization, and enterprise optimization. Create the Future builds upon actions already underway, including process improvements, procurement synergies, global business service expansion, workforce optimization, and real estate footprint rationalization.
Costs associated with these ongoing actions and Create the Future are expected to be incurred across all reportable segments and corporate through 2030 and primarily relate to workforce reduction initiatives resulting in severance and transition costs, facility consolidation activities resulting in long-lived asset impairment charges (principally property, plant, and equipment and operating lease right-of-use assets), accelerated depreciation charges, and certain other costs.
The following table presents restructuring costs by reportable segment:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)
DSA	$8,094	$4,530	$21,981	$38,148
Manufacturing	1,664	2,635	2,843	13,790
RMS	2,415	5,824	27,795	14,667
Unallocated corporate	7,038	4,294	21,229	6,723
Total	$19,211	$17,283	$73,848	$73,328

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restructuring costs as included within the Company’s unaudited condensed consolidated statements of income:

	September 26, 2026			September 27, 2025
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Three Months Ended
Cost of services provided (excluding amortization of intangible assets)	$1,602	$4,936	$6,538	$1,349	$10,015	$11,364
Cost of products sold (excluding amortization of intangible assets)	54	437	491	279	1,696	1,975
Selling, general and administrative	7,463	4,719	12,182	3,168	776	3,944
Total restructuring costs	$9,119	$10,092	$19,211	$4,796	$12,487	$17,283

Nine Months Ended
Cost of services provided (excluding amortization of intangible assets)	$7,829	$39,829	$47,658	$7,739	$49,639	$57,378
Cost of products sold (excluding amortization of intangible assets)	1,229	2,156	3,385	447	4,354	4,801
Selling, general and administrative	8,532	14,273	22,805	8,751	2,398	11,149
Total restructuring costs	$17,590	$56,258	$73,848	$16,937	$56,391	$73,328
Rollforward of Restructuring Activities
The following table provides a rollforward for the Company’s accrued restructuring costs related to all restructuring activities:

	Severance and Transition Costs	Asset Impairments	Other Costs	Total
	(in thousands)
Nine Months Ended September 26, 2026
Beginning balance	$23,005	$—	$—	$23,005
Expense	17,590	26,824	29,434	73,848
Payments / utilization	(24,390)	—	(24,631)	(49,021)
Other non-cash adjustments	—	(26,824)	(4,803)	(31,627)
Foreign currency adjustments	(117)	—	—	(117)
Ending Balance	$16,088	$—	$—	$16,088

Nine Months Ended September 27, 2025
Beginning balance	$24,469	$—	$875	$25,344
Expense	16,937	36,481	19,910	73,328
Payments / utilization	(27,398)	—	(19,067)	(46,465)
Other non-cash adjustments	—	(36,481)	(1,718)	(38,199)
Foreign currency adjustments	436	—	—	436
Ending Balance	$14,444	$—	$—	$14,444
As of September 26, 2026 and December 27, 2025, $16.1 million and $23.0 million, respectively, of severance and other personnel related costs liabilities were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. COMMITMENTS AND CONTINGENCIES
Litigation
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the then current Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserted claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2024, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. On August 15, 2025, the U.S. Court of Appeals for the First Circuit reversed in part and vacated in part the district court’s dismissal on the pleadings of the securities fraud claims. The case returned to U.S. District Court for the District of Massachusetts. On October 16, 2025, the plaintiff filed a motion to withdraw the State Teachers Retirement System of Ohio as lead plaintiff, due to lack of standing, and substitute Oklahoma Firefighters Pension and Retirement System. On September 2, 2026, the court granted the motion and appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff. On September 15, 2026, Oklahoma Firefighters Pension and Retirement System filed a second amended complaint that names only the Company and James Foster as defendants, narrows the putative class period to November 30, 2022 through March 15, 2023, and removes the alleged misstatements that the district court and the First Circuit determined were not actionable. On October 15, 2026, the Company filed a motion to dismiss the second amended complaint on the issue left unresolved by the First Circuit’s decision. Plaintiff’s opposition is due by November 16, 2026. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the then current Chief Executive Officer; David R. Smith, a former Chief Financial Officer; and Flavia Pease, the then current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the Company’s Code of Business Conduct and Ethics. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. Both of these lawsuits are currently stayed by agreement of the parties pending resolution of the motion to dismiss in the Securities Class Action pending in the United States District Court for the District of Massachusetts. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
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
Segment Reporting
Our three reportable segments are Discovery and Safety Assessment (DSA), Manufacturing Solutions (Manufacturing), and Research Models and Services (RMS).
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
Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro lot-release testing products, microbial detection products, and species identification services and Biologics Testing (Biologics), which performs specialized testing of biologics. In May 2026, we sold the contract development and manufacturing products and services (CDMO) business, reported in the Manufacturing segment.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Global Market Environment
We are continuing to see an improved spending environment from our client base, principally within our DSA segment, as the demand conditions have improved from levels experienced in the recent quarters, due primarily to increased biotech funding and global biopharmaceutical companies refocusing their investments on their early-stage research and development pipelines. Consistent with the improving demand environment, DSA backlog increased slightly to $2.0 billion as of September 26, 2026 from $1.9 billion as of December 27, 2025.
Strategic Vision and Restructuring Programs
We continuously assess opportunities to drive greater efficiencies through process improvements, cost-savings initiatives, and restructuring actions. During the third quarter of fiscal 2026, we announced our Create the Future program, which formalizes and expands the Company’s ongoing transformation and efficiency initiatives under a unified operating framework. Create the Future builds upon actions already underway, including process improvements, procurement synergies, global business service expansion, workforce optimization, and real estate footprint rationalization, while introducing additional initiatives focused on AI-enabled automation, simplification and digitization, and enterprise optimization.

Through the ongoing actions, the Company expects to achieve approximately $300 million of cumulative annualized cost savings by the end of 2026, with more than $175 million realized through fiscal 2025. In addition, the Create the Future program is expected to generate incremental cost savings in excess of $300 million between 2027 and 2030. Workforce-related actions have primarily resulted in severance and transition costs, while facility optimization activities have resulted in asset impairment charges, accelerated depreciation, and other site-related costs. Restructuring charges were $19.2 million and $73.8 million during the three and nine months ended September 26, 2026, respectively, compared with $99.8 million and $107.0 million in fiscal 2025 and 2024, respectively. For further details of these costs, see Note 15 – Restructuring and Asset Impairments in Part I, Item 1.
Recent Acquisitions
We make strategic acquisitions designed to expand our portfolio of products and services to support the drug discovery and development continuum. We maintain an acquisition strategy that focuses on augmenting internal growth of existing businesses with complementary acquisitions. Our recent transactions are described below.
On April 17, 2026, we completed the acquisition of an additional 79% equity interest in PathoQuest SAS (PathoQuest), for $67.4 million. The acquisition was funded through a combination of available cash and proceeds from the Credit Facility. This business is reported as part of our Manufacturing reportable segment. For more details, please see Note 2 – Acquisitions and Divestitures in Part I, Item 1.
On January 14, 2026, we completed the acquisition of certain assets of K.F. Cambodia Ltd (Cambodian NHP Supplier), a leading supplier of non-human primates (NHPs) located in Cambodia. The preliminary purchase price for the Cambodian NHP Supplier was $507.3 million, consisting of $335.0 million paid at closing and $172.3 million representing the acquisition date fair value of deferred consideration, which is payable upon the satisfaction of certain post-close conditions. During the three and nine months ended September 26, 2026, the Company paid $100.0 million and $170.0 million of deferred consideration, respectively, with the remaining balance of $5 million to be paid as of September 26, 2026. The acquisition was funded through a combination of available cash and proceeds from our Credit Facility. This business is reported as part of our DSA reportable segment for NHPs vertically integrated into the DSA supply chain and the RMS reportable segment for those NHPs sold to third party customers. For more details, please see Note 2 – Acquisitions and Divestitures in Part I, Item 1.
Recent Divestitures
We routinely evaluate the strategic fit and fundamental performance of our global businesses, divesting operations that do not meet key business criteria. As part of this ongoing assessment, we determined that certain capital could be better deployed in other long-term growth opportunities.
On May 22, 2026, we sold certain European Discovery Services businesses (European Discovery Divestiture) to IQVIA Inc. (IQVIA) for a purchase price of $126.4 million in cash, net of costs to sell and subject to certain customary closing adjustments. We may also earn up to $10.0 million of contingent payments, which are tied to future performance. The contingent payments have been valued at $2.8 million using a discounted probability weighted model. The results of the European Discovery Services businesses were reported in our DSA reportable segment. During the three and nine months ended September 26, 2026, we recorded a pre-tax gain on the divestiture of $1.1 million and $1.4 million, respectively, within Other expense, net on the unaudited condensed consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
On May 6, 2026, we sold our CDMO and Cell Solutions businesses (CDMO and Cell Solutions Divestiture) to GI Partners (GI) for net cash paid to the buyer of $12.4 million, net of costs to sell and subject to certain customary closing adjustments. Additionally, we may be required to fund up to $45.0 million of future EBITDA losses and capital expenditures of the divested businesses over a four-year period, which is expected to be fully used by GI. Conversely, we may also earn up to $50.0 million of contingent payments, which are tied to future performance and achievement of milestones. The contingent payments receivable have been valued at $15.7 million using a discounted probability weighted model. The results of the CDMO and Cell Solutions businesses were reported in our Manufacturing reportable segment and RMS reportable segment, respectively. These businesses and the related assets and liabilities met the criteria for held-for-sale as of March 28, 2026, resulting in a pre-tax loss of $118.0 million recognized for the three months ended March 28, 2026, which represents the excess of its carrying value over the fair value less cost to sell. Upon closing of the sale, a $63.7 million pre-tax loss on divestiture was recognized for the three months ended June 27, 2026. No pre-tax loss was recognized on the divestiture for the three months ended September 26, 2026. We recognized the pre-tax loss on divestiture of $181.7 million for the nine months ended September 26, 2026 within Other expense, net on the unaudited condensed consolidated statements of income.
In March 2026, we completed the sale of certain assets located at our Wilmington, Massachusetts site. The assets consisted of office, laboratory and mixed-use buildings within our RMS segment and unallocated corporate, and was sold to an unrelated third party for cash consideration of $60.1 million, net of costs to sell. In conjunction with the sale, we entered into a long-term operating lease for certain buildings to support RMS and unallocated corporate operations. Upon meeting the criteria for sale leaseback, we derecognized the book value of $21.6 million and recognized a pre-tax gain of approximately $38.5 million. The gain was recognized within our RMS reportable segment and unallocated corporate for $23.2 million and $15.3 million, respectively, and is included in Selling, general and administrative expenses for the nine months ended September 26, 2026 within the unaudited condensed consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Results of Operations
Consolidated Results of Operations and Liquidity
Revenue for the three months ended September 26, 2026 decreased $22.1 million, or 2.2%, to $982.7 million compared to $1,004.9 million in the corresponding period in 2025. Revenue for the nine months ended September 26, 2026 decreased $38.5 million, or 1.3%, to $2,982.6 million compared to $3,021.2 million in the corresponding period in 2025. The decrease in revenue for both the three and nine months ended September 26, 2026 was primarily due to a decrease in Manufacturing and RMS revenue due to the CDMO and Cell Solutions Divestiture and DSA revenue driven by the European Discovery Divestiture, compared to the corresponding period in 2025.
For the three months ended September 26, 2026, our operating income and operating income as a percentage of revenue were $202.6 million and 20.6% respectively, compared to $133.8 million and 13.3% respectively, in the corresponding period of 2025. For the nine months ended September 26, 2026, our operating income and operating income as a percentage of revenue were $442.4 million and 14.8% respectively, compared to $308.6 million and 10.2% respectively, in the corresponding period of 2025. The increases in operating income and operating income as a percentage of revenue for the three and nine months ended September 26, 2026 were primarily driven by the benefit from the divestiture of the CDMO business, the gain on sale of certain assets at our Wilmington, Massachusetts site in the first quarter of 2026, lower accelerated amortization expense, certain third-party legal costs incurred in fiscal year 2025, and a non-income tax benefit resulting from changes in tax law enacted and completion of certain tax requirements in a foreign jurisdiction; partially offset by the decrease in revenue described above and higher acquisition, integration and divestiture costs, when compared to the corresponding period in 2025.
Net income attributable to Charles River Laboratories International, Inc., common shareholders increased to $333.1 million in the three months ended September 26, 2026, from $54.4 million in the corresponding period of 2025. Net income to Charles River Laboratories International, Inc., common shareholders increased to $316.7 million in the nine months ended September 26, 2026, from $132.2 million in the corresponding period of 2025. The increase of $278.6 million for the three months ended September 26, 2026 was due principally to the enactment of tax legislation and completion of certain tax requirements in a foreign jurisdiction resulting in a benefit due to the reversal of an unrecognized tax benefit reserve and the increase in operating income described above, compared to the corresponding period in 2025. The increase of $184.5 million for the nine months ended September 26, 2026 was due principally to the tax benefit and the increase in operating income described above; partially offset by the CDMO and Cell Solutions Divestiture loss of $181.7 million recognized in the first half of 2026, compared to the corresponding period in 2025.
During the nine months ended September 26, 2026, our cash flows from operations were $474.9 million compared with $590.1 million for the same period in 2025. The decrease was primarily related to higher payments of variable compensation, specifically annual incentive based bonuses paid during the first quarter, as well as higher professional services fees for enterprise-wide efficiency initiatives and acquisition, integration and divestiture-related activities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Three Months Ended September 26, 2026 Compared to the Three Months Ended September 27, 2025
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change
	(in thousands, except percentages)
Service revenue	$780,341	$808,042	$(27,701)	(3.4)%
Product revenue	202,391	196,810	5,581	2.8%
Total revenue	$982,732	$1,004,852	$(22,120)	(2.2)%

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
DSA	$596,322	$600,685	$(4,363)	(0.7)%	(0.2)%
Manufacturing	178,878	190,693	(11,815)	(6.2)%	(0.2)%
RMS	207,532	213,474	(5,942)	(2.8)%	0.7%
Total revenue	$982,732	$1,004,852	$(22,120)	(2.2)%	—%
The following table presents operating income by reportable segment:

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
DSA	$172,376	$123,153	$49,223	40.0%	0.4%
Manufacturing	63,835	39,926	23,909	59.9%	(0.4)%
RMS	41,240	34,553	6,687	19.4%	1.9%
Unallocated corporate	(74,813)	(63,833)	(10,980)	17.2%	(0.2)%
Total operating income	$202,638	$133,799	$68,839	51.4%	0.7%
Operating income % of revenue	20.6%	13.3%		730 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
DSA

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$596,322	$600,685	$(4,363)	(0.7)%	(0.2)%
Cost of revenue (excluding amortization of intangible assets)	406,987	408,112	(1,125)	(0.3)%
Selling, general and administrative	7,337	56,266	(48,929)	(87.0)%
Amortization of intangible assets	9,622	13,154	(3,532)	(26.9)%
Operating income	$172,376	$123,153	$49,223	40.0%	0.4%
Operating income % of revenue	28.9%	20.5%		840 bps
DSA revenue decreased $4.4 million due primarily to the sale of certain European Discovery Services businesses of $36.4 million and the effect of changes in foreign currency exchange rates of $1.5 million; partially offset by higher revenue for regulated safety assessment services of $33.5 million compared to the corresponding period in 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA operating income increased $49.2 million during the three months ended September 26, 2026 compared to the corresponding period in 2025. DSA operating income as a percentage of revenue for the three months ended September 26, 2026 was 28.9%, an increase of 840 bps from 20.5% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to a non-income tax benefit resulting from changes in tax law enacted and completion of certain tax requirements in a foreign jurisdiction and the decrease in amortization of intangible assets related to the European Discovery Divestiture.
Manufacturing

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$178,878	$190,693	$(11,815)	(6.2)%	(0.2)%
Cost of revenue (excluding amortization of intangible assets)	79,303	109,944	(30,641)	(27.9)%
Selling, general and administrative	33,594	32,556	1,038	3.2%
Amortization of intangible assets	2,146	8,267	(6,121)	(74.0)%
Operating income	$63,835	$39,926	$23,909	59.9%	(0.4)%
Operating income % of revenue	35.7%	20.9%		1,480 bps
Manufacturing revenue decreased $11.8 million primarily due to the sale of the CDMO business of $25.3 million; partially offset by increased revenue in our Microbial Solutions business of $7.2 million, driven primarily by higher demand for endotoxin testing reagents, and higher revenue in the Biologics Testing business of $6.6 million, compared to the corresponding period in 2025.
Manufacturing operating income increased $23.9 million during the three months ended September 26, 2026 compared to the corresponding period in 2025. Manufacturing operating income as a percentage of revenue for the three months ended September 26, 2026 was 35.7%, an increase of 1,480 bps from 20.9% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to the benefit from the divestiture of the CDMO business.
RMS

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$207,532	$213,474	$(5,942)	(2.8)%	0.7%
Cost of revenue (excluding amortization of intangible assets)	138,572	148,004	(9,432)	(6.4)%
Selling, general and administrative	24,847	24,934	(87)	(0.3)%
Amortization of intangible assets	2,873	5,983	(3,110)	(52.0)%
Operating income	$41,240	$34,553	$6,687	19.4%	1.9%
Operating income % of revenue	19.9%	16.2%		370 bps
RMS revenue decreased $5.9 million primarily driven by the divestiture of the Cell Solutions business of $6.0 million, a decrease in large research model revenue of $4.4 million, and small research model product revenue in North America of $3.8 million; partially offset by increases in small research model product revenue in China of $4.9 million, IS service revenue of $2.8 million, and the effect of changes in foreign currency exchange rates compared to the corresponding period in 2025.
RMS operating income increased $6.7 million compared to the corresponding period in 2025. RMS operating income as a percentage of revenue for the three months ended September 26, 2026 was 19.9%, an increase of 370 bps from 16.2% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to a decrease in amortization of intangible assets related to the sale of the Cell Solutions business; partially offset with a decrease in revenue described above, compared to the corresponding period in 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Unallocated Corporate

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$74,813	$63,833	$10,980	17.2%	(0.2)%
Unallocated corporate % of revenue	7.6%	6.4%		120 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $11.0 million, or 17.2%, compared to the corresponding period in 2025 is primarily due to higher professional services fees related to enterprise-wide efficiency initiatives and higher legal costs. Costs as a percentage of revenue for the three months ended September 26, 2026 was 7.6%, an increase of 120 bps from 6.4% for the corresponding period in 2025.
Other Income (Expense)

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$958	$1,422	$(464)	(32.6)%
Interest expense	(28,525)	(25,403)	(3,122)	12.3%
Other expense, net	(4,414)	(22,618)	18,204	(80.5)%
Total other expense, net	$(31,981)	$(46,599)	$14,618	(31.4)%

Interest expense for the three months ended September 26, 2026 was $28.5 million, an increase of $3.1 million, or 12.3%, compared to $25.4 million in the corresponding period in 2025 primarily due to higher average debt balances and non-cash interest expense recognized from the accretion of deferred purchase consideration associated with the Cambodian NHP Supplier acquisition.
Other expense, net for the three months ended September 26, 2026 was $4.4 million compared to $22.6 million for the corresponding period in 2025 primarily due to $2.2 million of venture capital and strategic equity investment net losses in 2026 compared to $20.2 million of net losses in 2025.
Income Taxes

	Three Months Ended
	September 26, 2026	September 27, 2025	$ change	% change
	(in thousands, except percentages)
Income before income taxes	$170,657	$87,200	$83,457	95.7%
Provision (benefit) for income taxes	$(163,787)	$31,644	$(195,431)	(617.6)%
Effective tax rate	(96.0)%	36.3%		(13,230) bps
Income tax benefit for the three months ended September 26, 2026 was $163.8 million, compared to income tax expense of $31.6 million for the corresponding period in 2025. Our effective tax rate was (96.0)% for the three months ended September 26, 2026 compared to 36.3% for the corresponding period in 2025. The difference in our effective tax rate in the three months ended September 26, 2026 compared to the corresponding period in 2025 was primarily attributable to a $201 million tax benefit resulting from the reversal of an unrecognized tax benefit reserve due to tax legislation and completion of certain tax requirements in a foreign jurisdiction which was enacted in the third quarter of 2026, subsequent to the related acquisition.
Nine Months Ended September 26, 2026 Compared to Nine Months Ended September 27, 2025

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change
	(in thousands, except percentages)
Service revenue	$2,386,780	$2,446,801	$(60,021)	(2.5)%
Product revenue	595,860	574,354	21,506	3.7%
Total revenue	$2,982,640	$3,021,155	$(38,515)	(1.3)%

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
DSA	$1,799,752	$1,811,323	$(11,571)	(0.6)%	0.8%
Manufacturing	557,514	570,014	(12,500)	(2.2)%	1.5%
RMS	625,374	639,818	(14,444)	(2.3)%	1.8%
Total revenue	$2,982,640	$3,021,155	$(38,515)	(1.3)%	1.1%
The following table presents operating income by reportable segment:

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change(1)	Impact of FX(1)
	(in thousands, except percentages)
DSA	$400,650	$339,886	$60,764	17.9%	(0.6)%
Manufacturing	176,280	43,367	132,913	306.5%	6.9%
RMS	127,290	113,944	13,346	11.7%	4.8%
Unallocated corporate	(261,797)	(188,595)	(73,202)	38.8%	0.4%
Total operating income	$442,423	$308,602	$133,821	43.4%	1.8%
Operating income % of revenue	14.8%	10.2%		460 bps
The following presents and discusses our consolidated financial results by each of our reportable segments:
DSA

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$1,799,752	$1,811,323	$(11,571)	(0.6)%	0.8%
Cost of revenue (excluding amortization of intangible assets)	1,254,487	1,250,162	4,325	0.3%
Selling, general and administrative	114,976	181,829	(66,853)	(36.8)%
Amortization of intangible assets	29,639	39,446	(9,807)	(24.9)%
Operating income	$400,650	$339,886	$60,764	17.9%	(0.6)%
Operating income % of revenue	22.3%	18.8%		350 bps
DSA revenue decreased $11.6 million primarily due to the sale of certain European Discovery Services businesses of $58.8 million; partially offset by higher revenue for regulated safety assessment services of $33.0 million and the effect of changes in foreign currency exchange rates of $14.3 million, compared to the corresponding period in 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
DSA operating income increased $60.8 million during the nine months ended September 26, 2026 compared to the corresponding period in 2025. DSA operating income as a percentage of revenue for the nine months ended September 26, 2026 was 22.3%, an increase of 350 bps from 18.8% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to a non-income tax benefit resulting from changes in tax law enacted and completion of certain tax requirements in a foreign jurisdiction, the decrease in amortization of intangible assets related to the European Discovery Divestiture, lower third-party legal costs associated with the investigations by the U.S. government into the NHP supply chain, and lower restructuring activities, including asset impairments recognized within Cost of revenue; partially offset with the decrease in revenue described above, compared to the corresponding period in 2025.
Manufacturing

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change(1)	Impact of FX(1)
	(in thousands, except percentages)
Revenue	$557,514	$570,014	$(12,500)	(2.2)%	1.5%
Cost of revenue (excluding amortization of intangible assets)	275,885	326,967	(51,082)	(15.6)%
Selling, general and administrative	99,197	99,004	193	0.2%
Amortization of intangible assets	6,152	100,676	(94,524)	(93.9)%
Operating income (loss)	$176,280	$43,367	$132,913	306.5%	6.9%
Operating income (loss) % of revenue	31.6%	7.6%		2,400 bps
Manufacturing revenue decreased $12.5 million primarily due to the sale of the CDMO business of $55.1 million; partially offset by increased revenue in our Microbial Solutions business of $24.7 million driven primarily by higher demand for endotoxin testing reagents, and higher revenue in the Biologics Testings business of $9.1 million, and the effect of changes in foreign currency exchange rates of $8.8 million, compared to the corresponding period in 2025.
Manufacturing operating income increased $132.9 million during the nine months ended September 26, 2026 compared to the corresponding period in 2025. Manufacturing operating income as a percentage of revenue for the nine months ended September 26, 2026 was 31.6%, an increase of 2,400 bps from 7.6% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to the benefit from the divestiture of the CDMO business.
RMS

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Revenue	$625,374	$639,818	$(14,444)	(2.3)%	1.8%
Cost of revenue (excluding amortization of intangible assets)	436,360	430,435	5,925	1.4%
Selling, general and administrative	52,940	77,509	(24,569)	(31.7)%
Amortization of intangible assets	8,784	17,930	(9,146)	(51.0)%
Operating income	$127,290	$113,944	$13,346	11.7%	4.8%
Operating income % of revenue	20.4%	17.8%		260 bps
RMS revenue decreased $14.4 million primarily driven by the divestiture of the Cell Solutions business of $12.2 million as well as a decrease in GEMS and RADS service revenue of $6.0 million, large research model product revenue of $8.7 million, and small research model product revenue in North America of $13.7 million; partially offset by an increase in small research model product revenue in China of $11.3 million, IS service revenue of $3.7 million, and the effect of changes in foreign currency exchange rates of $12 million compared to the corresponding period in 2025.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
RMS operating income increased $13.3 million compared to the corresponding period in 2025. RMS operating income as a percentage of revenue for the nine months ended September 26, 2026 was 20.4%, an increase of 260 bps from 17.8% for the corresponding period in 2025. Operating income and operating income as a percentage of revenue increased primarily due to lower site consolidation charges and the gain on sale of certain assets at our Wilmington, Massachusetts site recognized within Selling, general and administrative expenses and a decrease in amortization of intangible assets related to the sale of the Cell Solutions business; partially offset by an increase in asset impairments recognized within Cost of revenue and the lower revenue described above, compared to the corresponding period in 2025.
Unallocated Corporate

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change	Impact of FX
	(in thousands, except percentages)
Unallocated corporate	$261,797	$188,595	$73,202	38.8%	0.4%
Unallocated corporate % of revenue	8.8%	6.2%		260 bps
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $73.2 million, or 38.8%, compared to the corresponding period in 2025 is primarily due to higher acquisition, integration and divestiture costs primarily associated with our previously discussed activities and higher professional services fees related to enterprise-wide efficiency initiatives; partially offset by the $15.3 million gain on sale of certain assets at our Wilmington, Massachusetts site. Costs as a percentage of revenue for the nine months ended September 26, 2026 were 8.8%, an increase of 260 bps from 6.2% for the corresponding period in 2025.
Other Income (Expense)

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change
	(in thousands, except percentages)
Other income (expense):
Interest income	$3,023	$3,923	$(900)	(22.9)%
Interest expense	(85,607)	(83,254)	(2,353)	2.8%
Other expense, net	(165,954)	(34,675)	(131,279)	378.6%
Total other expense, net	$(248,538)	$(114,006)	$(134,532)	118.0%
Interest expense for the nine months ended September 26, 2026 was $85.6 million, an increase of $2.4 million, or 2.8%, compared to $83.3 million in the corresponding period in 2025 primarily due to non-cash interest expense recognized from the accretion of deferred purchase consideration associated with the Cambodian NHP Supplier acquisition.
Other expense, net for the nine months ended September 26, 2026 was $166.0 million compared to $34.7 million for the corresponding period in 2025 due principally to the loss of $181.7 million in connection with the CDMO and Cell Solutions Divestiture; partially offset by a $15.5 million gain in the fair value of life insurance policies in 2026 compared to a $6.6 million gain in 2025, as well as $4.6 million of venture capital and strategic equity investment net gains in 2026 compared to $31.6 million of venture capital and strategic equity investment net losses in 2025.
Income Taxes

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ change	% change
	(in thousands, except percentages)
Income before income taxes	$193,885	$194,596	$(711)	(0.4)%
Provision (benefit) for income taxes	$(124,997)	$60,469	$(185,466)	(306.7)%
Effective tax rate	(64.5)%	31.1%		(9,560) bps
Income tax benefit for the nine months ended September 26, 2026 was $125.0 million, compared to income tax expense of $60.5 million for the corresponding period in 2025. Our effective tax rate was (64.5)% for the nine months ended September 26, 2026 compared to 31.1% for the corresponding period in 2025. The difference in our effective tax rate in the nine months ended September 26, 2026 compared to the corresponding period in 2025 was primarily attributable to a $201 million tax

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
benefit resulting from the reversal of an unrecognized tax benefit reserve following the enactment of tax legislation and completion of certain tax requirements in a foreign jurisdiction.
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
The following table presents our cash, cash equivalents and short-term investments:

	September 26, 2026	December 27, 2025
	(in thousands)
Cash and cash equivalents:
Held in U.S. entities	$4,537	$4,514
Held in non-U.S. entities	195,844	209,256
Total cash and cash equivalents	$200,381	$213,770
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(in thousands)
Net income	$318,882	$134,127
Adjustments to reconcile net income to net cash provided by operating activities	182,131	448,690
Changes in assets and liabilities	(26,126)	7,309
Net cash provided by operating activities	$474,887	$590,126
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
During the nine months ended September 26, 2026, our cash flows from operations were $474.9 million compared with $590.1 million for the same period in 2025. The decrease was primarily related to higher payments of variable compensation, specifically annual incentive based bonuses paid during the first quarter, as well as higher professional services fees for enterprise-wide efficiency initiatives and acquisition, integration and divestiture-related activities.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(in thousands)
Acquisition of businesses and assets, net of cash acquired	$(467,254)	$—
Capital expenditures	(133,823)	(130,202)
Investments, net	4,158	(6,907)
Proceeds from surrender of life insurance policies	58,127	—
Proceeds from sale of businesses and assets, net	176,563	17,441
Other, net	(7,292)	3,154
Net cash used in investing activities	$(369,521)	$(116,514)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Investing activities primarily consist of cash used to fund capital expenditures to support the growth of our business, purchases and sales of investments related to our venture capital and strategic equity investment portfolios, and asset and business acquisitions, periodically offset by cash from divestitures.
For the nine months ended September 26, 2026, cash used in investing activities was primarily driven by the acquisition of the Cambodian NHP Supplier and PathoQuest coupled with capital expenditures; partially offset by proceeds from the sale of the European Discovery Services businesses, the sale of certain assets at our Wilmington, Massachusetts site and the surrender of certain Company-owned life insurance policies.
For the nine months ended September 27, 2025, cash used in investing activities was primarily driven by capital expenditures; partially offset by proceeds from divestitures of certain site and business assets.
The following table presents our net cash used in financing activities:

	Nine Months Ended
	September 26, 2026	September 27, 2025
	(in thousands)
Proceeds from long-term debt and revolving credit facility	$1,420,223	$1,070,861
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,081,266)	(1,141,500)
Proceeds from exercises of stock options	29,733	3
Purchase of treasury stock	(324,105)	(360,577)
Payment of contingent consideration and deferred consideration for acquisitions	(111,394)	(21,822)
Purchase of remaining equity interest of other redeemable noncontrolling interest	—	(19,140)
Other, net	(4,274)	(12,687)
Net cash used in financing activities	$(71,083)	$(484,862)
Financing activities primarily consist of the proceeds and repayments of debt and certain equity related transactions including treasury stock purchases and employee stock option exercises.
For the nine months ended September 26, 2026, net cash used in financing activities was primarily driven by the following activity:
•Net proceeds of $339.0 million, primarily from our Credit Facility
•Treasury stock purchases of $300.0 million associated with our stock repurchase program and $20.8 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements, along with related excise tax payments
•Payment of $100.0 million associated with deferred payments related to the acquisition of the Cambodian NHP Supplier made during the three months ended September 26, 2026
•Payment of $11.4 million associated with contingent consideration related to the acquisition of Noveprim
For the nine months ended September 27, 2025, net cash used in financing activities was primarily driven by the following activity:
•Net payments of $70.6 million, of which $60.5 million was from our Credit Facility
•Treasury stock purchases of $350.0 million associated with our stock repurchase program and $9.9 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements
•Payment of $21.8 million associated with contingent consideration related to the acquisition of Noveprim
•Payment of $19.1 million for the remaining 8% equity interest in another redeemable noncontrolling interest

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Financing and Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Amounts outstanding under our Credit Facility and our Senior Notes were as follows:

	September 26, 2026	December 27, 2025
	(in thousands)
Revolving facility	$943,174	$616,503
4.25% Senior Notes due 2028	500,000	500,000
3.75% Senior Notes due 2029	500,000	500,000
4.00% Senior Notes due 2031	500,000	500,000
Total	$2,443,174	$2,116,503
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
Our off-balance sheet commitments related to our outstanding letters of credit as of September 26, 2026 and December 27, 2025 were $21.7 million and $22.0 million, respectively.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of our foreign subsidiaries are the Euro, Canadian Dollar, and British Pound. During the nine months ended September 26, 2026, the most significant drivers of foreign currency translation adjustment we recorded as part of Other comprehensive income (loss) were the British Pound, Canadian Dollar, Mauritian Rupee, Euro, Chinese Yuan, and Hungarian Forint.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income (loss) as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 26, 2026, our revenue would have decreased by $135.8 million, and our operating income would have decreased by $33.2 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
Repurchases of Common Stock
On October 29, 2025, our Board of Directors approved a stock repurchase program of $1.0 billion. During the nine months ended September 26, 2026, we repurchased 1.7 million shares of common stock for $300.0 million under the stock repurchase program. As of September 26, 2026, we had $700.0 million remaining on the authorized $1.0 billion stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 26, 2026, we acquired 0.1 million shares for $20.8 million through such netting.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2025 as filed with the SEC on February 18, 2026. There have been no changes in our critical accounting policies during the nine months ended September 26, 2026.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 26, 2026 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 26, 2026, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
(b) Changes in Internal Controls Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 26, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A putative securities class action (Securities Class Action) was filed on May 19, 2023 against the Company and a number of its current/former officers in the United States District Court for the District of Massachusetts. On August 31, 2023, the court appointed the State Teachers Retirement System of Ohio as lead plaintiff. An amended complaint was filed on November 14, 2023 that, among other things, included only James Foster, the then current Chief Executive Officer and David R. Smith, the former Chief Financial Officer as defendants along with the Company. The amended complaint asserted claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) on behalf of a putative class of purchasers of Company securities from May 5, 2020 through February 21, 2023, alleging that certain of the Company’s disclosures about its practices with respect to the importation of non-human primates made during the putative class period were materially false or misleading. On July 1, 2024, the court dismissed the complaint, denied the plaintiff’s informal request for leave to amend, and entered judgment for defendants. On July 30, 2024, the plaintiff filed a notice of appeal in the United States Court of Appeals for the First Circuit. Oral arguments took place on May 5, 2025. On August 15, 2025, the U.S. Court of Appeals for the First Circuit reversed in part and vacated in part the district court’s dismissal on the pleadings of the securities fraud claims. The case returned to U.S. District Court for the District of Massachusetts. On October 16, 2025, the plaintiff filed a motion to withdraw the State Teachers Retirement System of Ohio as lead plaintiff, due to lack of standing, and substitute Oklahoma Firefighters Pension and Retirement System. On September 2, 2026, the court granted the motion and appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff. On September 15, 2026, Oklahoma Firefighters Pension and Retirement System filed a second amended complaint that names only the Company and James Foster as defendants, narrows the putative class period to November 30, 2022 through March 15, 2023, and removes the alleged misstatements that the district court and the First Circuit determined were not actionable. On October 15, 2026, the Company filed a motion to dismiss the second amended complaint on the issue left unresolved by the First Circuit’s decision. Plaintiff’s opposition is due by November 16, 2026. While the Company cannot predict the final outcome of this matter, it believes the class action to be without merit and plans to vigorously defend against it. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with this matter.
On November 8, 2023, a stockholder filed a derivative lawsuit in the U.S. District Court of the District of Delaware asserting claims on the Company’s behalf against the members of the Company’s Board of Directors and certain of the Company’s current/former officers (James Foster, the then current Chief Executive Officer; David R. Smith, a former Chief Financial Officer; and Flavia Pease, the then current Chief Financial Officer). The complaint alleges that the defendants breached their fiduciary duties to the Company and its stockholders because certain of the Company’s disclosures about its practices with respect to the importation of non-human primates were materially false or misleading. The complaint also alleges that the defendants breached their fiduciary duties by causing the Company to fail to maintain adequate internal controls over securities disclosure and compliance with applicable law and by failing to comply with the Company’s Code of Business Conduct and Ethics. On August 2, 2024, a different stockholder filed a lawsuit in the U.S. District Court of Delaware asserting similar derivative claims on the Company’s behalf against members of the Company’s current and former Board of Directors and the same current/former officers based on similar allegations of purportedly misleading disclosures and non-compliance with legal rules and ethics standards in respect of the importation of non-human primates, as well as insider-trading claims against certain of the defendants. Both of these lawsuits are currently stayed by agreement of the parties pending resolution of the motion to dismiss in the Securities Class Action pending in the United States District Court for the District of Massachusetts. While the Company cannot predict the outcome of these matters, it believes the derivative lawsuits to be without merit and plans to vigorously defend against them. The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss in association with these matters.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 26, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
June 28, 2026 to July 25, 2026	165	$227.14	—	$700,000
July 26, 2026 to August 22, 2026	179	232.51	—	700,000
August 23, 2026 to September 26, 2026	80	288.77	—	700,000
Total	424		—
On October 29, 2025, our Board of Directors approved, in aggregate, a stock repurchase program of $1.0 billion. During the three months ended September 26, 2026, we did not repurchase any shares of common stock under our stock repurchase program. As of September 26, 2026, we had $700.0 million remaining on the authorized $1.0 billion stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.
Item 5. Other Information
During the quarter ended September 26, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:
•On August 13, 2026, Birgit Girshick, our Chief Executive Officer, terminated two 10b5-1 trading plans. One of the terminated plans was due to expire on August 31, 2026. The other terminated plan was due to become effective on September 1, 2026. The termination of the 10b5-1 trading plans occurred during an open trading window and complied with the Company’s policies on insider trading. Ms. Girshick terminated the plans in order to adopt a new 10b5-1 trading plan with limit orders at higher specified prices.
•On August 18, 2026, Ms. Girshick adopted a new 10b5-1 trading plan. The adoption of such 10b5-1 trading plan occurred during an open trading window and complied with the Company’s policies on insider trading. The first trade will not occur until November 20, 2026, at the earliest. Ms. Girshick’s plan is for the sale of up to (i) 14,000 shares of our common stock and (ii) 10,814 shares of common stock underlying stock options, based on limit orders at a specified price in accordance with the plan and terminates on the earlier of the date all the shares under the plan are sold or September 1, 2027.
•On August 27, 2026, Nancy Andrews, one of our directors, adopted a 10b5-1 trading plan. The adoption of such 10b5-1 trading plan occurred during an open trading window and complied with the Company’s policies on insider trading. The first trade will not occur until November 26, 2026, at the earliest. Dr. Andrew’s plan is for the sale of up to 2,539 shares of common stock underlying stock options, based on limit orders at a specified price in accordance with the plan and terminates on the earlier of the date all the shares under the plan are sold or November 30, 2027.
•On August 28, 2026, Victoria Creamer, our Chief People Officer, adopted a 10b5-1 trading plan. The adoption of such 10b5-1 trading plan occurred during an open trading window and complied with the Company’s policies on insider trading. The first trade will not occur until November 27, 2026, at the earliest. Ms. Creamer’s plan is for the sale of up to 12,996 shares of common stock underlying stock options, based on limit orders at a specified price in accordance with the plan and terminates on the earlier of the date all the shares under the plan are sold or August 31, 2027.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 4, 2026	/s/ BIRGIT GIRSHICK
Birgit Girshick Chief Executive Officer

November 4, 2026	/s/ GLENN COLEMAN
Glenn Coleman Corporate Executive Vice President and Chief Financial Officer